Form 10QSB
period 1995-06-30
PISMO COAST VILLAGE INC
filed 1995-08-11
CIK 216877

               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995
                                         -------------

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ______________ to ______________

                         Commission file number #0-8463
                                                -------

                            PISMO COAST VILLAGE, INC.
- - --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          California                              95-2990441
- - --------------------------------------------------------------------------------
     (State or other jurisdiction of         (IRS Employer I.D. Number)
     incorporation or organization)

            165 South Dolliver Street, Pismo Beach, California  93449
- - --------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                  (Issuer's telephone number)   (805) 773-5649
                                                --------------
- - --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes    X            No   _____
                                                       -----

                                   FORM 10-QSB


State the number of shares outstanding of each of the issuers classes of common
equity, as of the latest practicable date:   -1800-
                                             ------

                                     PART I
                                   __________

                              FINANCIAL INFORMATION
                            _________________________

ITEM 1 - FINANCIAL STATEMENTS
The following financial statements and related information are included in this Form 10-QSB, Quarterly Report.

          1.  Accountant's Review Report

          2.  Balance Sheets

          3.  Statement of Operations and Retained Earnings (Deficit)

          4.  Statement of Cash Flows

          5.  Notes to Financial Statements (Unaudited)

The financial information included in Part 1 of this Form 10-QSB has been reviewed by Glenn, Burdette, Phillips and Bryson, the Company's Certified Public Accountants, and all adjustments and disclosures proposed by said firm have been reflected in the data presented. The information furnished reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- - ---------------------
The Company develops its income from two sources, Resort Operations, which consists of monies earned from site rentals and from rental of RV storage space, and the second source is Retail Operations which consists of a General Store and the RV Parts and Service Facilities.

Income from Resort Operations for the three month period ended June 30, 1995, increased $58,314, or 13.3%, above the same period in 1994, and for the nine month period ended June 30, 1995, increased $17,263, or 1.5%, above the same period in 1994. The increase in income from resort operations is the result of two factors. The first factor is that spring break fell in the third quarter rather than in the second quarter as it did in 1994, and the second factor is that in 1994 the mid-week rates were discounted by 50% and in 1995 the mid-week rates were discounted by 25% which produced more revenue per site. In addition, RV storage revenues grew to 8.8% above the same nine month period last year ended June 30, 1994. This growth is attributed to an increase of 34 RV units, or a 4.6% increase in storage inventory, and the conclusion of a 25% discount program which was in effect in 1994.

Retail operations revenue increased by $7,842, or 7.8%, for the three month period ended June 30, 1995, as a result of spring vacation falling in the third quarter rather than in the second quarter as compared to 1994. For the nine month period ended June 30, 1995, Retail Operations decreased by $15,272, or 5.9%, which is the direct result of a 13.8% drop in occupancy during this period compared with the same period in 1994. This drop in occupancy is attributed to the 68 days of rain experienced during the nine month period ending June 30, 1995.

The Company currently has no plans to increase or decrease its property and anticipates it will continue to operate the restaurant by lease to an outside vendor.

Operating expenses for the three month period ending June 30, 1995, were managed to a slight increase of $3,225, or .8%, over the same period in 1994 and for the nine month period ending June 30, 1995, increased by $25,479, or 2.1%, over the same period in 1994. This increase is a direct result of $21,955 in storm related expenses.

Cost of Goods Sold expenses for the three month period ended June 30, 1995, increased to 61.7% compared to 56.5% for the same period in 1994, and for the nine month period ending June 30, 1995, costs are down to 56.4% which is the same as for the same period in 1994. The Cost of Goods Sold variance comparing quarter to quarter is a result of the sales mix of Goods and Services sold at the retail outlets.

Interest expense for the three month period ended June 30, 1995, was reduced by $21, or .2%, below the same period in 1994, and for the nine month period ending June 30, 1995, was reduced by $989, or 3.4%, below the same period in 1994. These reductions are a result of increase of payments to principal owed.

Income before provisions for taxes on income for the quarter ended June 30, 1995, was $42,170 compared to a loss of ($6,429) for the same period in 1994, which is a result of Spring Vacation occurring in the third quarter rather than in the second quarter as it did in 1994. Net loss before provisions for taxes on income for the nine month period ended June 30, 1995, increased by $26,823, or 13.8%, over the same period in 1994. With the exception of the additional $21,955 in storm related expenses, the losses during these periods are consistent with seasonal occupancy of a tourist oriented business.

LIQUIDITY
- - ---------
The Company has consistently demonstrated an ability to optimize revenues developed from the resort and retail operations during the summer season. Historically, the Company, because of it's seasonal market, has produced over 40% of it's revenue during the fourth quarter. The fourth quarters' occupancy is expected to be consistent with that of the past years. Expenditures not related to the weather conditions are consistent with prior year's operations and resources are expected to be adequate to meet these demands.

The Company's cash position of $376,729 and a $52,147 Certificate of Deposit for the nine month period ended June 30, 1995, is $68,368, or 19%, above the same period in 1994. Rental deposits for the three month period ended June 30, 1995, increased $26,782, or 6.8%, above the same period ended June 30, 1994, which reflects a significant increase in advance reservations for the fourth quarter. Rental deposits for the nine month period ended June 30, 1995, increased $246,106, or 143.1%, from the period ending September 30, 1994, which is consistent with prior year's operations and is a result of the seasonal aspects of the business.

During the nine month period ended June 30, 1995, Capital Expenditures increased by $25,563, or 16.3%, above the same period in 1994. The Company completed the proposed site renovation project, the road repair work, purchased the material for the road lighting project and completed some of the computer system upgrade.

A portion of the future capital expenditures previously planned have been temporarily suspended pending the final engineering and cost determination for the replacement of the storm drain system that was destroyed by flood waters. It is estimated these repairs will cost between $300,000 and $350,000. The Company expects to be able to fund all improvement projects through operations or seek short term conventional financing.

Repayment of all outstanding loans balances are current and the Company, as a policy, continues to pay an additional portion toward the principal to reduce debt and interest expense.

                           PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

          Not Applicable

ITEM 2 -  CHANGES IN SECURITIES

          Not Applicable

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

ITEM 5 -  OTHER INFORMATION

          Director Reva Ramey (a non-compensated director elected by the shareholders of Pismo Coast Village, Inc.) passed away on March 16, 1995. Her death will not significantly impact the management of the Company. On May 20, 1995, the Nominating Committee recommended and the Board of Directors took action to appoint Danny Shaffer to fill the vacancy on the Board.

          Lee McNutt, the Executive Vice President (a non-compensated director elected by the shareholders of Pismo Coast Village, Inc.) submitted his resignation on July 7, 1995, to pursue other interests out of California. His resignation was friendly and will not significantly impact the management of the Company. The Nominating Committee is currently considering applicants for appointment to the vacancy created by Mr. McNutt's resignation.

          On July 15, 1995, the Board of Directors took action to elect Director Maurice Greenberg to the position of Executive Vice President as a replacement for Mr. Lee McNutt.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit Index:

                              Sequential
          Exhibit Number      Item Description         Page Number
          --------------      ----------------         -----------
               24             Consent of Accountants        *
               28             Accountant's Review
                               Report                       8

          -------------------------------------------
          *  Contained in Accountant's Review
             Report, Exhibit 28.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PISMO COAST VILLAGE, INC.


                              Date: _________________________________

                              Signature:______________________________
                                        Ronald Nunlist, President


                              Date: _________________________________

                              Signature:______________________________
                                   Jerald Pettibone, Chief Financial Officer

10qs6-95

/GBP&B letterhead

                                 ACCOUNTANTS' REVIEW REPORT
                                 --------------------------

Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have made a review of the balance sheets of Pismo Coast Village, Inc. as of June 30, 1995 and 1994, and the related statements of operations and retained earnings (deficit) for the three and nine month periods ended June 30, 1995 and 1994, and the statements of cash flows for the nine month periods ended June 30, 1995 and 1994, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 1994, (presented herein) and the related statements of operations and retained earnings (deficit) and cash flows for the year then ended (not presented herein); and in our report dated October 22, 1994, we expressed an unqualified opinion on those financial statements.



Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
San Luis Obispo, California

July 27, 1995

                                  PISMO COAST VILLAGE, INC.
                                        BALANCE SHEETS

                                               June 30,     September 30,   June 30,
                                               --------     -------------   --------
                                                1995           1994          1994
                                                ----           ----          ----
                                             (Unaudited)     (Audited)    (Unaudited)
                                             -----------     ---------    -----------
               ASSETS
               -------                       -----------    ------------  -------------
CURRENT ASSETS
Cash and cash equivalents - Note 1            $376,729      $352,070       $360,508
Certificates of deposit                         52,147        50,000
Accounts receivable                             13,311        12,967        10,859
Inventory - Note 1                              75,479        72,983        79,644
Current deferred taxes - Notes 1 and 6          98,847        24,446        42,398
Prepaid income taxes                             4,195                       4,200
Prepaid expenses                                18,002        87,929        35,661
                                             ----------     ---------      --------
  Total current assets                         638,710       600,395       533,270

PISMO COAST VILLAGE RECREATIONAL
VEHICLE RESORT AND RELATED ASSETS -
Net of accumulated depreciation -
Notes 1, 2 and 3                             5,458,600     5,463,573     5,518,099

LONG-TERM DEFERRED TAXES - NOTES 1 AND 6                       3,536        74,761

OTHER ASSETS - NOTE 1                            8,587        11,381        11,712
                                             ----------     ---------      --------

  Total Assets                              $6,105,897    $6,078,885    $6,137,842
                                             ----------     ---------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                               $54,497       $22,268       $74,260
Salaries payable                                 5,827        26,185         1,351
Vacation payable                                27,577        27,577        23,931
Other accrued expenses                          19,129        30,722        18,839
Rental deposits                                418,064       171,958       391,282
Current portion of long-term debt - Note 3      19,657        28,471        35,718
                                             ----------     ---------      --------
    Total current liabilities                  544,751       307,181       545,381

LONG-TERM DEFERRED TAXES - NOTES 1 AND 6         4,410

LONG-TERM DEBT - NOTE 3                        310,399       369,987       389,192
                                             ----------     ---------      --------

    Total liabilities                          859,560       677,168       934,573
                                             ----------     ---------      --------

STOCKHOLDERS' EQUITY - NOTE 4
Common stock - no par value, issued
  and outstanding 1,800 shares               5,647,708     5,647,708     5,647,708
Retained earnings (deficit)                   (401,371)     (245,991)     (444,439)
                                            ----------    -----------   -----------
    Total stockholders' equity               5,246,337     5,401,717     5,203,269
                                            ----------    -----------   -----------

    Total Liabilities and Stockholders'
    Equity                                  $6,105,897    $6,078,885    $6,137,842
                                            -----------   -----------   -----------

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                                       3-

                                     PISMO COAST VILLAGE, INC.
                   STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                           (UNAUDITED)

                               For The Three Months            For the Nine Months
                               --------------------            -------------------
                                    Ended June 30,                  Ended June 30,
                                    --------------                  --------------
                                1995             1994            1995           1994
                                ----             ----            ----           ----
INCOME
Resort operations              $496,375        $438,061      $1,150,971      $1,133,708

Retail operations               108,447         100,605         243,958         259,230
                               ---------       ---------     -----------     -----------
     Total income               604,822         538,666       1,394,929       1,392,938

COST AND EXPENSES

Operating expenses              423,591         420,366       1,262,604       1,237,125

Cost of goods sold               66,914          56,843         137,564         146,082

Depreciation - Note 1            62,400          58,117         187,195         174,351

Amortization - Note 1               331             332             994             996

Interest                          9,416           9,437          28,407          29,396
                               ---------       ---------     -----------     -----------
Income (Loss) Before
  Provision for Taxes
  on Income                      42,170          (6,429)       (221,835)       (195,012)

Provision for Taxes on
  Income - Note 6                12,795           5,516         (66,455)        (65,391)
                               ---------       ---------     -----------     -----------
  Net Income (Loss)            $ 29,375       $ (11,945)       (155,380)       (129,621)
                               ---------       ---------     -----------     -----------
                               ---------       ---------     -----------     -----------
RETAINED EARNINGS
  (DEFICIT)
Beginning of period                                            (245,991)       (314,818)
                                                             -----------      ----------
End of period                                                 $(401,371)      $(444,439)

NET INCOME (LOSS) PER
  SHARE - NOTE 1                  $16.32          $(6.64)       $(86.32)        $(72.01)
                               ---------       ---------     -----------     -----------
                               ---------       ---------     -----------     -----------

See accountants' review report.
The accompanying notes are an integral part of these financial statements.


                                                      PISMO COAST VILLAGE, INC.
                                                STATEMENTS OF CASH FLOWS (UNAUDITED)
                                          FOR THE NINE MONTHS ENDED JUNE 30, 1995 and 1994

                                                                        1995                      1994
                                                                 ---------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                  $(155,380)                $(129,621)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
      Depreciation                                               $ 187,195                $ 174,351
      Amortization                                                     994                      996
      Increase in certificates of deposit                           (2,147)
      Decrease in accounts receivable
        and prepaid expenses                                        69,583                   37,307
      Increase in inventory                                         (2,496)                 (14,556)
      Increase in prepaid income taxes                              (4,195)
      Decrease in other assets                                       1,800
      Increase in deferred taxes                                   (66,455)                 (64,836)
      Increase in accounts payable                                  32,229                   21,347
      Decrease in salaries payable                                 (20,358)                 (18,357)
      Decrease in other accrued expenses                           (11,593)                 (10,624)
      Decrease in income taxes payable                                                       (4,915)
      Increase in rental deposits                                  246,106                  247,815
                                                                 ----------               ----------
          Total adjustments                                                   430,663                   368,528
                                                                            ----------               ----------

          Net cash provided by
             operating activities                                             275,283                   238,907

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            (182,222)                (156,659)
                                                                 ----------               ----------
          Net cash used in investing
            activities                                                       (182,222)                 (156,659)

CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of debt                                               (68,402)                 (81,000)
                                                                 ----------                ---------
           Net cash used in financing
             activities                                                       (68,402)                  (81,000)
                                                                            ----------                ----------

           Net increase in cash and
             cash equivalents                                                  24,659                     1,248

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                   352,070                   359,260
                                                                            ---------                 ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 376,729                 $ 360,508
                                                                            ----------                ----------


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 1995 and 1994
PAGE 2


                                                         1995                  1994
                                                         ----                  ----
Schedule of Payments of Interest and Taxes
- - ------------------------------------------
Payments for interest                                  $28,407               $27,456
Payments for income tax                                 $3,570                $8,538




See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                            PISMO COAST VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
               AS OF JUNE 30, 1995 AND 1994 AND SEPTEMBER 30, 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort located in Pismo Beach. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

INVENTORY

Inventory has been valued at the lower of cost or market on a first-in, first-out basis.

DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment is computed using an accelerated method based on the cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:

          Building and park improvements                  5 to 40 years
          Furniture, fixtures, equipment and
            leasehold improvements                        5 to 31.5 years
          Transportation equipment                        5 to 10 years

Loan fees of $9,292 net of accumulated amortization of $2,321 at June 30, 1995, $1,327 at September 30, 1994, and $996 at June 30, 1994, are included with other assets. Amortization is computed using the straight-line method over seven years. The balance of other assets represents deposits of $1,616 at June 30, 1995, and $3,416 at September 30, 1994 and June 30, 1994.

INVESTMENT TAX CREDITS

Investment tax credits are accounted for by the flow-through method.

EARNINGS (LOSS) PER SHARE

The earnings (loss) per share is based on the 1,800 shares issued and outstanding.

RECLASSIFICATION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Reclassification of certain accounts reported in previously issued financial statements have been made to enhance comparability with current financial statements.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Corporation considers all highly liquid investments including certificates of deposit with a maturity of three months or less when purchased, to be cash equivalents.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 1995 AND 1994 AND SEPTEMBER 30, 1994
PAGE 2


NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At June 30, 1995, September 30, 1994, and June 30, 1994, property and equipment included the following:


                                     June 30,    September 30,    June 30,
                                    ----------   -------------   ----------
                                       1995          1994           1994
                                       ----          ----           ----
Land                                $2,680,850     $2,680,850    $2,680,850
Building and park improvements       5,043,244      4,871,076     4,867,257
Furniture, fixtures, equipment
  and leasehold improvements         1,190,275      1,182,259     1,175,878
Transportation equipment               139,227        139,227       139,227
Construction in progress                 2,038                         209
                                    ----------   -------------   ----------
                                     9,055,634      8,873,412     8,863,421
Less accumulated depreciation        3,597,034      3,409,839     3,345,322
                                    ----------   -------------   ----------


                                    $5,458,600     $5,463,573    $5,518,099
                                    ----------   -------------   ----------
                                    ----------   -------------   ----------


NOTE 3 - LONG-TERM DEBT

Long-term debt at June 30, 1995, September 30, 1994, and June 30, 1994, is summarized as follows:

                                                    June 30,  September 30,  June 30,
                                                    --------  -------------  --------
                                                      1995         1994        1994
                                                      ----         ----        ----
     8%  Installment note payable, due in monthly
         installments of $125 through April 13,
         2010, secured by deed of trust on the
         storage lot at 2050 22nd Street, Oceano.   $12,988       $13,322      $13,430


     8%  Installment note payable, due in monthly
         installments of $2,500 through February 1,
         1995, secured by deed of trust on 300
         South Dolliver, Pismo Beach.                              10,661       17,852


PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 1995 AND 1994 AND SEPTEMBER 30, 1994
PAGE 3


NOTE 3 - LONG-TERM DEBT (CONTINUED)


                                                    June 30,  September 30,  June 30,
                                                    --------  -------------  --------
                                                      1995         1994        1994
                                                      ----         ----        ----
     11% Installment note payable, due in           $            $            $
         monthly installments of $4,426 through
         August 1, 2000, unpaid balance due in
         full September 1, 2000.  Interest is
         variable, secured by deeds of trust on
         300 South Dolliver and 180 South Dolliver,
         Pismo Beach.                                317,068      374,475      393,628
                                                    --------     --------     --------
                                                     330,056      398,458      424,910
      Less current portion of long-term debt          19,657       28,471       35,718
                                                    --------     --------     --------
                                                    $310,399     $369,987     $389,192
                                                    --------     --------     --------
                                                    --------     --------     --------

Maturities of long-term debt are as follows:


           Year Ended June 30,                      Amount
           -------------------                      ------
                   1996                            $19,657
                   1997                             23,598
                   1998                             26,184
                   1999                             29,055
                   2000                             32,240
                   Thereafter                      199,322
                                                  --------
                                                  $330,056
                                                  --------
                                                  --------

NOTE 4 - COMMON STOCK

Each share of stock is intended to provide the shareholder with a minimum free use of the park for 45 days per year. If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

A shareholder is entitled to a pro rata share of any dividends as well as a pro rata share of the assets of the Company in the event of its liquidation or sale. The shares are personal property and do not constitute an interest in real property. The ownership of a share does not entitle the owner to any interest in any particular site or camping spot.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 1995 AND 1994 AND SEPTEMBER 30, 1994
PAGE 4

NOTE 5 - CARRYFORWARDS RELATING TO FEDERAL INCOME TAXES

The Company files its income tax returns as of September 30, the end of its fiscal year. At September 30, 1994, the Company had net operating loss carryforwards which expire as follows:

                                              Federal
                                              -------
          September 30, 1997                 $ 24,000
          September 30, 2000                   18,000
          September 30, 2001                   74,000
          September 30, 2002                   51,000
          September 30, 2003                   23,000
          September 30, 2004                   61,000
                                             --------

Total Net Operating Loss Carryforwards       $251,000
                                             --------
                                             --------

In addition, the Company has the following tax credits available to offset future federal tax liabilities:

     Approximate investment tax credits expiring as follows:
          September 30, 1995                $  954
          September 30, 1996                   693
          September 30, 1997                 2,472
          September 30, 1998                 3,320
          September 30, 1999                 2,267
          September 30, 2000                 2,907
          September 30, 2001                   356


NOTE 6 - INCOME TAXES

The provision for income taxes is as follows:


                                        June 30,        June 30,
                                        --------        --------
                                          1995            1994
                                          ----            ----
     Income tax expense (benefit)      $(66,455)       $(65,391)


Effective September 30, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires, among other things, a change from the deferred to the asset-liablity method of computing deferred income taxes. SFAS 109 also requires that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

The difference between the effective tax rate and the statutory tax rates is due primarily to miscellaneous nondeductible expenses, state taxes net of federal benefit and the graduated tax rates.