Form 10KSB40
period 1995-09-30
PISMO COAST VILLAGE INC
filed 1995-12-21
CIK 216877

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

             [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended September 30, 1995

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ________ to ________

               Commission file number 0-8463

                            PISMO COAST VILLAGE, INC.
                 (Name of small business issuer in its charter)

California                                                 95-2990441
------------------------------                ---------------------------------
(State or other jurisdiction                        (IRS Employer ID Number)
of incorporation or organization)

165 South Dolliver Street, Pismo Beach, CA  93449
---------------------------------------------------------------
(Address of Principal Executive Offices)   (Zip Code)

Issuer's telephone number (805)773-5649

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class              Name of Each Exchange
                                        on Which Registered.
            N/A                                  N/A

Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                                ----------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days past.
YES  XX  NO
     --     --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.   XX
                                            --

State issuer's revenues for its most recent fiscal year. $2,421,036


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 if the Exchange
Act).  $ 17,620,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1800

                              FORM 10-KSB PART I

ITEM 1  DESCRIPTION OF BUSINESS

(a)     GENERAL DEVELOPMENT OF BUSINESS

Pismo Coast Village, Inc., the "Registrant" or the "Company" was incorporated under the laws of the State of California on April 2, 1975. The Company's sole business is owning and operating a recreational vehicle resort (hereinafter the "Resort") in Pismo Beach, California. The Resort has continued to enhance its business by adding other service centers related to the repair and storage of recreational vehicles.

(b)     BUSINESS OF ISSUER
The Company is engaged in only one business, namely, the ownership and operation of the Resort. The Company generates revenue from rental of camping sites, recreational vehicle storage, recreational vehicle repair and retail sales from a general store and recreational vehicle parts store. Accordingly, all of the revenues, operating profit (loss) and identifiable assets of the Company, are attributable to a single industry segment.

   Pismo Coast Village, Inc., is a full service 400 space recreational vehicle resort. Its operations include site rentals, trailer rentals, RV storage space and a retail operation. The retail operations include a general store, video arcade, Laundromat, RV parts store and RV repair shop. In addition, the Company has a recreation department that provides a youth program and recreational equipment rentals.

        PUBLIC AND SHAREHOLDER USERS
The present policy of the Company is to offer each shareholder the opportunity for 45 days of free use of sites at the Resort, 25 days may be used during prime time and 20 days during non-prime time. The free use of sites by shareholders is managed by designating the days of the year as prime time and non-prime time. A prime time day is one that is most in demand, for example Memorial Day weekend and the period from mid-June until Labor Day. Non-prime time is that time with the least demand. Each shareholder is furnished annually a calendar that designates the prime and non-prime time days, it also provides a schedule of when reservations can be made and the procedure for making reservations. Shareholders free use of sites average approximately 20% to 21% annually, refer to Results of Operations MD&A, page 12.


        SEASONAL ASPECTS OF BUSINESS AND EFFECT ON CAPITAL
The business of the Company is seasonal and is concentrated during prime days of the year which are defined as follows: Washington's Birthday, Easter Week, Memorial Day Weekend, Summer Vacation Months, Labor Day, Thanksgiving Weekend and Christmas Vacation.

        WORKING CAPITAL REQUIREMENTS
By accumulating reserves during the prime season, the Company is able generally to meet its working capital needs during the off-season. Industry practice is to accumulate funds during the prime season and use such funds as necessary in the off-season.

        COMPETITION
The Company is in competition with six other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities which include 16 Channels of Satellite TV, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service which includes RV Storage and RV Repair and Service. The Resort was recognized by TRAILER LIFE MAGAZINE as one of only five premiere family parks in the United States, and Pismo Coast Village, Inc., was the only one listed west of the Mississippi River. These factors allow the Resort to price its site rental fees well above most of its competition based on perceived value received.

Competition for the tourist market is keen between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau and Business Improvement Group and are major sponsors in cooperative events and advertising. The Resort continues to direct market off season discounts using its reservation's database to enhance repeat business. The marketing program has been expanded targeting groups and clubs by providing entertainment and catering services through the restaurant. The Company's marketing plan was funded by $31,219 for Fiscal year 1995, which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service.

        ENVIRONMENTAL REGULATION
The Company is affected by federal, state and local antipollution laws and regulations. Due to the nature of its business operations (camping, RV storage and small retail store sales) the discharge of materials into the environment is not considered to be of a significant concern and the EPA has not designated the Company as a potentially responsible party for clean up of hazardous waste.

The main property of the Resort is located within the boundaries of those lands under the review and purview of the Coastal Commission of the State of California and the City of Pismo Beach. The water and sewer systems are serviced by the City of Pismo Beach. The Company is subject to state and federal regulations regarding the reconstruction of an outflow structure that empties into Pismo Creek at the north boundary of the Resort. Because the Resort is within the wetlands area, the California Coastal Commission requires permits for repair and construction to be reviewed by the following agencies:
City of Pismo Beach, State Lands Commission, Regional Water Quality Board State of California, California Department of Fish and Game, State Department of Parks and Recreation and the Army Corps of Engineers. The requirement for these permits involves the diversion of capital from operations and could increase cost of debt financing.

        EMPLOYEES
The Company generally employs 35 to 40 persons year round, eleven of whom are part-time employees. This complement is increased by approximately eight during the summer season.
The Company considers eight to ten of the employees to be career employees, the remainder are entry level and part-time workers. The General Manager works under contract, all other employees are "At Will" employees with no guarantee of employment. The following chart depicts the number of employees by area of organization:


Department        Full Time      Part Time      Seasonal
----------        ---------      ---------      --------
Corporate Office       4              1
Accounting Office      3
Reservations           4              4              2
Maintenance            9
RV Operation           4
Store                  1              3              2
Recreation                            3              4
Total                 25             11              8



        ADDITIONAL INFORMATION
The Company's business and plan of operation for the fiscal year starting October 1, 1994, required revision as a result of the flood damage sustained by a storm water drainage outflow structure on March 10, 1995. The revised plan considered the requirement to increase capital reserves to fund the rebuilding of the damaged outflow structure and making capital expenditures for only those projects considered necessary for business operations and safety.

Capital expenditures in Fiscal Year 1995 included renovation of 124 Sites, completion of the street and safety lighting project, painting of buildings, computer equipment upgrade and the completion of an extensive road repair project required due to the harsh winter weather.

The proposed business and plan of operation for fiscal year beginning October 1, 1995, was revised to provide funding for repair of the damaged outflow structure and to accommodate capital projects that are considered necessary to insure the Company continues to maintain its resort-like facilities. The proposed projects will include the renovation of 48 sites on the south side of the Resort, minor renovation of the three restroom complexes, installation of a playground and the additional upgrade of the administration information computer system.

Beginning October 1, 1994, site rental rates at the Resort were increased to range from $22 - $26 per day during the off season and $32 - $36 per day during prime time. Rates were not increased for Fiscal Year 1995-96. The increase in rates for Fiscal Year 1994-95 was an effort to market site usage at its highest value and the rate increase didn't adversely affect the Company's ability to capture optimum market share.


ITEM 2  DESCRIPTION OF PROPERTIES

The Company's principal asset consists of the Resort which is located at 165 South Dolliver Street in Pismo Beach, California. The Resort is built on a 26-acre site and includes 400 campsites with full hookups and nearby rest rooms with showers and common facilities, such as a restaurant, video arcade, recreation hall, general store, swimming pool, Laundromat, and three playgrounds.

In 1980 the Company purchased a 2.2 acre parcel of real property located at 2050 22nd Street, Oceano, California at a price of $66,564. The property is being used by the Company as a storage facility for recreational vehicles. The storage capacity of this lot is approximately 115 units.

In 1981 the Company exercised an option and purchased a 3.5 acre parcel located at 300 South Dolliver Street, Pismo Beach, California, at a price of $300,000. The property, which previously had been leased by the Company, is used primarily as a recreational vehicle storage yard. The storage capacity of this lot is approximately 216 units.

The Company in 1988 purchased approximately .8 acres of property at 180 South Dolliver Street, Pismo Beach, California, across the street from the main property, consisting of a large building with a storefront and one large maintenance bay in the rear. Also, on the property is a smaller garage type building with three parking stalls. The Company enlarged its recreational vehicle repair operation, added RV storage for approximately eleven units and developed the storefront into a RV parts store. The property was purchased for $345,000, of which $300,000 was financed.

There is no deferred maintenance on any of the Resort's facilities. The Company's facilities are in good condition and adequate to meet the needs of the shareholder users as well as the public users. The Company continues to develop sufficient revenue from general public sites sales to support a continued positive maintenance program and to meet the demands of shareholders use of free sites. For the Fiscal Year ending September 30, 1995, paid site occupancy was 39.7% compared to 45.1% in Fiscal Year 1994.

The Resort, RV Repair Shop and Parts Store and two Storage facilities constitute substantially all the Company's property, are owned in fee. Two storage lots and beach access used by the shareholders and general public visitors are leased by the Company pursuant to the herein below described leases.


1. TRAILER STORAGE YARDS In 1986 the Company leased a parcel of land 100 feet wide by 1,600 feet long from the Southern Pacific Railroad Corp. The property is being used by the Company as a storage facility for recreational vehicles. Capital improvements in the amount of $40,000 were made to this property, which provides storage for approximately 154 units. The property was leased for $950 per month the first year, $1,400 per month for the second year, with continuing years tied to the "CPI" Index, Index or Fair Market Value of the property according to the lease agreement. During Fiscal Year 1995, lease payments were made in the amount of $29,954, Fiscal Year 1996 lease payments will be $34,020 and Fiscal Year 1997 lease payments will be $34,020 plus applicable changes in index or valuation.

In 1991 the Company developed a lease for a five-acre RV storage lot at the Oceano Airport clear zone as storage for approximately 400 RVs. This lot was developed to replace a 100-unit storage lot that was closed when the lease was not renewed. The lease on the new storage lot is for five years with an additional five-year option. Construction was completed in January 1992 and capital improvements in the amount of $330,768 were made to this property of which $300,000 was financed.

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 for the second year and continuing years tied to the "CPI" index. During Fiscal Year 1995 lease payments were made in the amount of $25,812, Fiscal Year 1996 lease payments will be $25,691 plus applicable changes in index, Fiscal Year 1997 lease payments will be $25,691 plus index changes.

The Company holds no lease agreement with any affiliated party.

2. AMENDMENT NO. 4 TO CONTRACT, PISMO STATE BEACH LOCATED IN SAN LUIS OBISPO COUNTY, PISMO COAST VILLAGE, INC., DATED JULY 1976. Pertaining to the Boardwalk Concession Contract for construction and maintenance of three boardwalks to the beach for pedestrians at Pismo State Beach and to provide for continued access through the sand dunes to the State Beach abutting the Resort. This contract is between the Company and the State of California Department of Parks and has been renewed annually since June 30, 1984. The contract was originally assigned by the former owner to Company by an assignment, dated December 1, 1975. Continued ocean access is granted annually by payment of a license fee of $400.

The Resort leases out areas to other companies to insure that the best service and equipment are available for guest use. These areas are leased from the Company pursuant to the herein below described leases.

1. RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC. This agreement is dated October 1, 1994, and pursuant to this agreement the Company granted Coin Amusements, Inc., the concession to operate various coin-operated game units at the Resort. The one year term expired on September 30, 1995. This agreement has been subsequently renewed for a one year term ending September 30, 1996; continued renewal is expected without significant impact.

2. WEB SERVICE COMPANY, GOLETA, CA. The five-year lease expired on July 23, 1992, and was reissued for a five year period which will expire on July 22, 1997, and grants to Web Service Company the right to place and service coin-operated laundry machines at the Resort on a 50-50 basis for all revenues derived from their use.

3. RESTAURANT, AGREEMENT, CAFE KAHUNA, PISMO BEACH, CA. In 1993 the Company reorganized its restaurant operations from a company-managed facility to a leased restaurant operation. The concessionaire operates the restaurant facilities as an independent food service operation. A one year lease was entered into on December 1, 1994, at an annual rent of $6,800. It is expected this agreement will be renewed and continued without significant impact. The Company does not expect to resume operation of restaurant facilities, but intends to continue leasing to a third party.


ITEM 3  LEGAL PROCEEDINGS

   A case was filed in the Municipal Court of San Luis Obispo County, Grover Beach Branch, case no. 50017, dated August 22, 1994, against the following defendants: Pismo Coast Village, Inc.; and DOES 1 to 100.

           The Plaintiff, Johnny Fabela, claims damages for alleged personal injuries, a severe fracture, purportedly incurred when the plaintiff was exiting the premises on his bicycle. The complaint alleges that as a direct result of the negligence of Pismo Coast Village, pools of water remaining on an area designated for use by bicyclists, caused a dangerous condition to exist. Relief is sought for unknown general and special damages, costs of suit, and any other relief deemed appropriate by the Court.

   This matter was settled on June 12, 1995, by the Company's insurers for and in consideration of Five Thousand Dollars ($5,000).

ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

        Paragraph inapplicable
                                    PART II


ITEM 5  MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

(a.) There is no market for the Company's common stock except for limited or sporadic transactions; however, Mr. Kenneth L. McFarlen, a licensed broker/dealer, handles sales of the Company shares as Central Coast Investments. The last transaction the corporation is aware of occurred on September 20, 1995, at a price of $10,000 for one share conveyed.

(b.) The approximate number of holders of the Company's common stock on September 30, 1995 was: 1540

(c.) The Company has paid no dividends since it was organized in 1975, and although there is no legal restriction impairing the right of the Company to pay dividends, the Company does not intend to pay dividends in the foreseeable future. The Company selects to invest its available working capital to enhance the facilities at the Resort.

(d.) Mr. McFarlen, the Company's on-site broker, renewed his agreement which expired on March 31, 1993, to lease 200 square feet at the Resort, from which he conducts sales activities in the Company's stock. He has agreed to continue this lease on a month to month agreement and is current under his lease agreement. Termination or cancellation may be made by either Lessor or Lessee by giving the other party ninety (90) days written notice.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     CORPORATE OPERATING FORM
Pismo Coast Village, Inc., operates as a 400 space recreational vehicle resort. The Corporation includes additional business operations to provide its users with a full range of services expected of a recreational resort. These services include a restaurant, general store, video arcade, laundromat, recreational vehicle repair, parts shop and a RV storage operation.

The Corporation is authorized to issue 1,800 shares, of one class, all with equal voting rights and all being without par value. Transfers of shares are restricted by Company Bylaws. One such restriction is that transferees must acquire shares with intent to hold the same for the purpose of enjoying camping rights and other benefits to which a shareholder is entitled. Each share of stock is intended to provide the shareholder with the opportunity for 45 days of free site use per year. However, if the Corporation is unable to generate sufficient funds from the general public paid users, the Company may be required to charge shareholders for services.

Management is charged with the task of developing sufficient funds to operate the Resort, through site sales to general public guests, by allocating a minimum of 175 sites to general public use and allocating a maximum of 225 sites for shareholder free use. The other service centers are expected to generate sufficient revenue to support themselves and/or produce a profit.

     CURRENT OPERATING PLANS
Fiscal Year 1995 was the fourth year of a five-year plan to revitalize its service center and upgrade its facilities. However, due to flooding conditions which occurred on March 10, 1995, the plan was revised. The
Company had projected the expenditure of approximately $350,000 toward this plan, however, management decided to limit expenditures to projects required for operations and safety. This action was taken to allow the Company to develop larger reserves required to fund construction of a storm water drainage outfall. The previous five-year plan which was in its fourth year will be extended into future years.

The Company completed the renovation of 124 Sites on the south side and plans to complete an additional 48 during Fiscal Year 1996. The Petromat/road repair project was revised and additional road work was required to bring the Resort roadways into good repair. The safety and street lighting project will be complete by early November 1995. The Company also plans to make minor upgrades to the three restroom complexes to insure they have guest appeal and a new playground will be installed on the south side of the Resort. The Reservations system will be upgraded to increase operational effectiveness. Work planned in Fiscal Year 1996, excluding the outfall repair, will cost approximately $127,000. Planned expenditures for the out years will be developed during the next fiscal year.

FINANCIAL CONDITION

During the fiscal year ended September 30, 1995, there were several events which impacted the reporting period's profits which were of a short term duration, and were either non-repetitive or corrected by remedial actions in the operations of the Company.

The one major impact on the financial condition of the Company was the storm damage suffered by the storm water drainage outfall. The funding of this project is expected to cost between $350,000 to $400,000 and require the review and modification to the Company's business and operational plans for the next two or three out years. The impact will include reduction of proposed capital expenditures, such as deferring site enhancement on the north side of the Resort and deferring the rebuilding of a rest room complex. At this point the Company feels confident it will be able to meet the required funding, however, a $150,000 Line of Credit will be established to insure funds are available during off season periods.

The Company plans to continue its aggressive policy to reduce its long term debt and to adopt conservative budgets with managed capital outlay. In September 1993 two notes were refinanced and the new note used to refinance was for $461,410; the current balance is $297,291, interest variable (of 8%, currently 10.75%).

The Board of Directors has directed management to pay an additional $5,000 with each monthly principal payment made to this note. It is expected additional payments toward the principal will continue and this will reduce interest expense and the requirement for financing from outside sources.

The Company is current on its payments on the installment note payable, at 8% interest with a principal due of $12,872, secured by a deed of trust on a Company storage lot at 2050 22nd Street, Oceano, California. An installment note payable, which was secured by Deed of Trust on a parcel of land owned by the Company located on 300 South Dolliver Street, Pismo Beach, California was satisfied on February 1, 1995.

The combined principal balance due on the two notes which remain outstanding as of September 30, 1995, was $310,163. The Company has no other liabilities to creditors other than current accounts payable arising from its normal day-to-day operations and advance Resort rental reservation deposits, none of which are in arrears.

The Board of Directors continues its previously established policy by adopting a stringent, conservative budget for Fiscal Year 1996, which projects a positive cash flow of approximately $342,700 from operations. Capital expenditures planned for 1996 include the continued enhancement of RV sites, installation of a new playground, upgrading of the computer system and continuing the enhancement of the maintenance area, equipment and buildings. These investments are projected to be approximately $127,000, most of which can be deferred. In addition to the normal capital projects, the repair of the outfall structure is projected to cost from $350,00 to $400,000. These proposed capital improvements will be funded from cash from operations, from existing working capital and, if necessary, from a line of credit obtained by the Company in the event projected cash is not developed. Thus, budgeted cash flow for the year is expected to be well within the Company's capabilities based on its present working capital position.

LIQUIDITY The Company's policy is to use its ability to generate operating cash flow to meet its expected future needs for internal growth. The Company has continued to maintain sufficient cash so as to not require the use of a short term line of credit during the off-season period. As part of planned cash management for long-term reserves, in fiscal year 1994 the Company purchased a $50,000 certificate of deposit.

Net cash provided by operating activities, including purchase of certificate, totaled $427,831 in 1995, compared to $316,912 in 1994 and $334,704 in 1993.
Cash on hand and Certificates of Deposits for period in 1995 increased over the period ended 1994 by $126,996, and increased over the period ended 1993 by $169,806. These fluctuations are a result of marketing a reduced discount rate, pricing concepts and the added RV Storage space. The increase of cash in Fiscal Year 1995 and decrease in Fiscal Year 1994 over Fiscal Year 1993 is the result of deferring selected capital projects that would not detrimentally affect current business and the establishment of a certificate of deposit reserve. Future capital expenditures are expected to be funded through normal operating cash flows.

The major capital expenditures during 1995 consisted of $195,043 for site enhancements, installation of night/safety lights, road repair, painting of buildings, computer hardware and clubhouse furniture. Major cash investments of $166,650 in 1994 included site enhancements and purchase of a trailer moving vehicle. In 1993, cash investments included enhancement of sites and upgrading
the computer system.   Site enhancements have involved installation of curbing,
landscaping, road improvements, sidewalks and crushed granite as a parking base. These site improvements have assisted management in raising the average paid rate from $23.63 in 1993, to an average of $23.61 in 1994 and to an average of $27.97 in 1995.

The Company has continued to maintain sufficient cash from operations to not require the addition of long term debt during 1995 or 1994. With the possibility of requiring additional funds for reconstruction of the storm damaged structure and winter season, the Company has taken steps to establish a $150,000 Line of Credit to insure funds will be available if required.

Fiscal Year 1995's current ratio (current assets to current liabilities) of 2.2 improved from prior Fiscal Year 1994's current ratio of 2.0. The increase in current ratio is the result of deferring capital expenditures which provided cash for prepayment of current portion of long term debt and bonuses that were traditionally accrued, but were paid prior to the end of the Fiscal Year 1995.

Working Capital increased to $386,438 at the end of Fiscal Year 1995 compared with $293,214 at year end Fiscal 1994, and $211,599 Fiscal 1993. This increase is a result of planned development of cash reserves and deferment of capital projects that have not detrimentally affected current operations and no required maintenance has been deferred.

CAPITAL RESOURCES AND PLANNED EXPENDITURES The Company plans capital expenditures of $127,000 in Fiscal Year 1996 to renovate 48 camping sites, install a new playground, upgrade restroom buildings, improvements and upgrading the administrative information system. In addition, the Company plans to purchase a street sweeper and a utility golf cart. Further, the Company currently plans to repair damaged outfall structure at the cost of approximately $350,000. Funding for these projects will be by revenue generated from the normal course of business and are expected to increase the Resort's value to its stockholders and the general public.

(d)     RESULTS OF OPERATIONS


(1) YEAR TO YEAR COMPARISON


INCOME: Increased over the prior fiscal year ended September 30, 1994, by $76,022, or 3.2%, and increased from fiscal year ended September 30, 1993, by $71,371 or 3.0%.


                                          Income by Segment

                                        1995            1994           1993
                                        ----            ----           ----
  Occupancy
    % of Shareholder Site Use           20.1%          21.3%           21.5%
    % of Site Rental                    39.7%          45.1%           43.2%
    % of Storage Rental                 97.0%          92.9%           83.1%


  Resort Operations
    Site Rental                    $1,621,027     $1,553,514      $1,582,357
   Storage Operations              $  294,400     $  279,659      $  255,383
   Support Operations              $   89,336     $   88,546      $  101,348
    Total                          $2,004,763     $1,919,019      $1,939,088


  Retail Operations
    Store                          $  291,616     $  302,718      $  302,254
    RV Repair/Parts                $  124,657     $  123,278      $  108,322
    Total                          $  416,273     $  425,996      $  410,576


  Total Income                     $2,421,036     $2,345,015      $2,349,664

Increases in Resort Operations income can be directly attributed to the $1.00 per site increases in fees in Fiscal Year 1995. In addition, increases can be attributed to a change in marketing strategies; in fiscal year 1994 midweek rates were discounted 50% for the period November l, 1993, through June 15, 1994. However, during fiscal year 1995 midweek rates were discounted only 25% which in turn developed increased revenues. Additional lot space rentals for recreational vehicle storage also significantly contributed to increased revenues. Storage revenue has increased each year since the Company established a new storage lot and increased storage capacity by 300 units. The available recreation vehicle space is approximately 97% full.

Retail operations decreased $9,723, or 2.3%, as compared to Fiscal Year 1994. The RV Repair and Parts operations growth is directly related to the growth of the storage operation and the decrease in General Store revenues are a direct result of a 9.2% shortfall in total occupancy during the current year compared to fiscal year 1994.

Retail operations reflect an increase in income of $5,697, or 1.4%, above Fiscal Year 1993. The increase in income in retail operations can be attributed to the continued increase of revenues in the RV Repair and Parts operations.

The restaurant operation is no longer a Company revenue center. It was closed as a Company operation in October of 1992 and is currently being
operated as a leased facility.   Currently the Company expects to continue
the leasing out of this facility.

OPERATING EXPENSES: Increased in the year ending September 30, 1995, over the years ended September 30, 1994, and September 30, 1993, by $22,997 or 1.3%, and $36,006 or 2.1%, respectively. Increases from Fiscal Year 1994 to Fiscal year 1995 relate directly to $29,713 of expenses caused by a flood condition which occurred on March 10, 1995. If these expenses had not been required, Operating Expenses for Fiscal Year 1995 would have been $6,716, or 0.4%, below Fiscal Year 1994. The increase of $36,006, or 2.1%, between Fiscal year 1995 and 1993 is considered to be within expectations.

INTEREST EXPENSE: Decreased during the year ended September 30, 1995, from the year ended September 30, 1994, by $1,931, or 4.9%, as a result of increased principal payments, prepayment of principal, and retirement of debt on an installation note payable. Interest decreased by $13,195, or 26.2%, from the year ending September 30, 1993, due to retirement of debt on three equipment loans and increased principal payments and a reduced rate of interest from 1993 refinancing.

INCOME BEFORE PROVISION FOR TAXES: Indicated a profit of $146,287 for the year ended September 30, 1995, compared to a profit of $98,143 for the year ended September 30, 1994, and a profit of $106,097 for the year ended September 30, 1993. These profits are reflective of the Company's current pricing policies, and continuing efforts to maximize resort services.

CHANGE IN ACCOUNTING PRINCIPLE: Effective for Fiscal Years beginning 1992, corporations are required to change their method of computing income taxes under Financial Accounting Standard 109 as adopted by the American Institute of Public Accountants. Accordingly the Company adopted Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" effective October 1, 1992. This change in accounting resulted in a one time benefit of $82,402 for Fiscal Year 1993. (Reference: Note 6, Financial Statements attached herein).

Inflation has not had a significant impact on our profit position. Company has increased rates which has more than compensated for the rate of inflation.


ITEM 7  FINANCIAL STATEMENTS

                            PISMO COAST VILLAGE, INC.
                                TABLE OF CONTENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993



                                                                          PAGE

  Independent Auditors' Report                                               3

  Balance Sheets September 30, 1995 and 1994                                 4

  Statements of Operations and Changes in Retained Earnings
    (Deficit) for the Years Ended September 30, 1995, 1994 and 1993          5

  Statements of Cash Flows for the Years
    Ended September 30, 1995, 1994 and 1993                                6-7

  Notes to Financial Statements                                           8-14

  Supporting Schedules:

    V - Property, Plant and Equipment for the Years Ended
           September 30, 1995, 1994 and 1993                             15-16

   VI - Accumulated Depreciation, Depletion and Amortization
           of Property, Plant and Equipment for the Years
           Ended September 30, 1995, 1994 and 1993                       17-18

[LOGOS]

-------------------------------------------------------------------------------

                            INDEPENDENT AUDITORS' REPORT


Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. as of September 30, 1995 and 1994, and the related statements of operations and changes in retained earnings (deficit) and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

In connection with our audit of the aforementioned financial statements, we also audited the related supporting schedules listed in the accompanying table of contents. In our opinion, such schedules present fairly the information set forth therein.




Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation

October 26, 1995

                            PISMO COAST VILLAGE, INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1995 AND 1994

                                                       1995             1994
                                                       ----             ----

                                       ASSETS
  CURRENT ASSETS
  Cash and cash equivalents                       $   529,066       $   352,070
  Certificates of deposit                                                50,000
  Accounts receivable                                  10,960            12,967
  Inventory                                            65,826            72,983
  Current deferred taxes                               22,624            24,446
  Prepaid expenses                                     74,079            87,929
                                                   ----------        ----------
      Total current assets                            702,555           600,395

  PISMO COAST VILLAGE RECREATIONAL
    VEHICLE RESORT AND RELATED ASSETS
    Net of accumulated depreciation                 5,423,666         5,463,573

  LONG-TERM DEFERRED TAXES                                                3,536

  OTHER ASSETS                                          8,255            11,381
                                                   ----------        ----------

      Total Assets                                 $6,134,476        $6,078,885
                                                   ----------        ----------
                                                   ----------        ----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Accounts payable                                 $   37,796        $   22,268
  Salaries payable                                      9,200            26,185
  Vacation payable                                     28,456            27,577
  Other accrued expenses                               32,155            30,722
  Rental deposits                                     179,300           171,958
  Income tax payable                                    6,498
  Current portion of long-term debt                    22,712            28,471
                                                   ----------        ----------
      Total current liabilities                       316,117           307,181

  LONG-TERM LIABILITIES
  Long-term deferred taxes                             23,331
  Long-term debt                                      287,451           369,987
                                                   ----------        ----------

      Total liabilities                               626,899           677,168
                                                   ----------        ----------

  STOCKHOLDERS' EQUITY
  Common stock - no par value, issued
    and outstanding 1,800 shares                    5,647,708         5,647,708
  Retained earnings (deficit)                        (140,131)         (245,991)
                                                   ----------        ----------
      Total stockholders' equity                    5,507,577         5,401,717
                                                   ----------        ----------

      Total Liabilities and Stockholders'
        Equity                                     $6,134,476        $6,078,885
                                                   ----------        ----------
                                                   ----------        ----------

  The accompanying notes are an integral part of these financial statements.

                             PISMO COAST VILLAGE, INC.
        STATEMENTS OF OPERATIONS AND CHANGES IN RETAINED EARNINGS (DEFICIT)
               FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                            1995           1994            1993
                                            ----           ----            ----
  INCOME
  Resort operations                     $2,004,763      $1,919,019      $1,939,088
  Retail operations                        416,273         425,996         410,576
                                        ----------      ----------      ----------
       Total income                      2,421,036       2,345,015       2,349,664
                                        ----------      ----------      ----------

  COST AND EXPENSES
  Operating expenses                     1,747,993       1,724,996       1,711,987
  Cost of goods sold                       235,817         242,584         255,696
  Depreciation                             252,447         238,868         223,900
  Amortization                               1,326           1,327           1,623
  Interest                                  37,166          39,097          50,361
                                        ----------      ----------      ----------
       Total cost and expenses           2,274,749       2,246,872       2,243,567
                                        ----------      ----------      ----------
     Income before provision
       for taxes on income                 146,287          98,143         106,097

  Provision for taxes on
    income                                  40,427          29,316          33,052
                                        ----------      ----------      ----------

  Income before change in
    accounting principle                   105,860          68,827          73,045

  CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                    83,402
                                        ----------      ----------      ----------

  NET INCOME                               105,860          68,827         156,447

  RETAINED EARNINGS (DEFICIT)
  Beginning of Year                       (245,991)       (314,818)       (471,265)
                                        ----------      ----------      ----------

  End of Year                           $ (140,131)     $ (245,991)     $ (314,818)
                                        ----------      ----------      ----------
                                        ----------      ----------      ----------

  EARNINGS PER SHARE
  Income before change in
    accounting principle                  $58.81          $38.24           $40.58
  Change in accounting principle                                            46.33
                                        --------        --------        ---------


  Net Income                              $58.81          $38.24           $86.91
                                        --------        --------        ---------
                                        --------        --------        ---------

  The accompanying notes are an integral part of these financial statements.

                             PISMO COAST VILLAGE, INC.
                              STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                           1995        1994         1993
                                                           ----        ----         ----
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                         $ 105,860    $  68,827    $ 156,447
                                                       ---------    ---------    ---------
    Adjustments to reconcile net
      income to net cash provided by
      operating activities:
        Depreciation                                     252,447      238,868      223,900
        Amortization                                       1,326        1,327        1,623
        Loss on sale of fixed assets                                                 1,796
        Proceeds (Purchases) of
          certificates of deposit                         50,000      (50,000)
        (Increase) decrease in accounts
          receivable and prepaid expenses                 15,857      (12,869)      (8,433)
        (Increase) decrease in inventory                   7,157       (7,895)       7,154
        (Increase) decrease in deferred tax assets         5,358       24,341      (52,323)
        (Increase) decrease in other assets                1,800                    (9,292)
        Increase (decrease) in accounts payable           15,528      (30,645)      (3,162)
        Increase (decrease) in salaries payable          (16,985)       6,477        7,458
        Increase (decrease) in vacation payable              879        3,646       (2,031)
        Increase (decrease) in other accrued expenses      1,433        1,259       (1,129)
        Increase (decrease) in income taxes payable        6,498       (4,915)       4,915
        Increase (decrease) in deferred income tax        23,331                    (4,608)
        Increase in rental deposits                        7,342       28,491       12,389
                                                       ---------    ---------    ---------
            Total adjustments                            371,971      198,085      178,257
                                                       ---------    ---------    ---------
            Net cash provided by
               operating activities                      477,831      266,912      334,704
                                                       ---------    ---------    ---------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of equipment                                                    350
    Capital expenditures                                (212,540)    (166,650)    (142,584)
                                                       ---------    ---------    ---------
            Net cash used in investing
              activities                                (212,540)    (166,650)    (142,234)
                                                       ---------    ---------    ---------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of long-term
      debt                                                                           7,990
    Retirement of debt                                   (88,295)    (107,452)    (112,590)
                                                       ---------    ---------    ---------
             Net cash used in financing
               activities                                (88,295)    (107,452)    (104,600)
                                                       ---------    ---------    ---------

             Net increase (decrease) in cash
               and cash equivalents                      176,996       (7,190)      87,870

  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                              352,070      359,260      271,390
                                                       ---------    ---------    ---------

  CASH AND CASH EQUIVALENTS AT END OF YEAR             $ 529,066    $ 352,070    $ 359,260
                                                       ---------    ---------    ---------
                                                       ---------    ---------    ---------


  The accompanying notes are an integral part of these financial statements.

  PISMO COAST VILLAGE, INC.
  STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
  PAGE 2

                                                          1995         1994         1993
                                                          ----         ----         ----
  SCHEDULE OF PAYMENTS OF INTEREST AND TAXES

  Payments for interest                                $  37,166    $  37,156    $  50,361
  Payments for income tax                              $   4,880    $   9,938    $   1,686



 The accompanying notes are an integral part of these financial statements.

                             PISMO COAST VILLAGE, INC.
                           NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1995, 1994 AND 1993


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Pismo Coast Village, Inc., (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

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

Loan fees of $9,292 net of accumulated amortization of $2,653 and $1,327 at September 30, 1995 and 1994, respectively, are included with other assets. Amortization is computed using the straight-line method over seven years. The balance of other assets at September 30, 1995 and 1994, represents deposits of $1,616 and $3,416, respectively.

INVESTMENT TAX CREDITS

Investment tax credits are accounted for by the flow-through method.

EARNINGS PER SHARE

The earnings per share is based on the 1,800 shares issued and outstanding.

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995, 1994 AND 1993
PAGE 2


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and vacations payable for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income taxes.

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At September 30, 1995 and 1994, property and equipment, which are recorded at cost, included the following:

                                             1995                1994
                                             ----                ----
     Land                                 $2,680,850          $2,680,850
     Building and park improvements        5,020,613           4,871,076
     Furniture, fixtures, equipment
       and leasehold improvements          1,197,457           1,182,259
     Transportation equipment                139,227             139,227
     Construction in progress                 17,136
                                          ----------          ----------
                                           9,055,283           8,873,412
     Less accumulated depreciation         3,631,617           3,409,839
                                          ----------          ----------

                                          $5,423,666          $5,463,573
                                          ----------          ----------
                                          ----------          ----------

Major additions in the year ended September 30, 1995 included, creek restoration, granite site bases, and safety lighting projects.

NOTE 3 - LONG-TERM DEBT

Long-term debt at September 30, 1995 and 1994, is summarized as follows:

                                                            1995               1994
                                                            ----               ----
         8% Installment note payable, due in monthly
         installments of $125 through April 13,
         2010, secured by deed of trust on the
         storage lot at 2050 22nd Street, Oceano.         $ 12,872           $ 13,322

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995, 1994 AND 1993
PAGE 3


NOTE 3 - LONG-TERM DEBT (CONTINUED)

                                                            1995               1994
                                                            ----               ----
      8% Installment note payable, due in monthly
         installments of $2,500 through February 1,
         1995, secured by deed of trust on 300
         South Dolliver, Pismo Beach.                     $                  $ 10,661

  10.75% Installment note payable, due in
         monthly installments of $4,426 through
         August 1, 2000, unpaid balance due in
         full September 1, 2000.  Interest is
         variable, secured by deed of trust on
         300 South Dolliver and 180 South Dolliver,
         Pismo Beach.                                      297,291            374,475
                                                          --------           --------
                                                           310,163            398,458
      Less current portion of long-term debt                22,712             28,471
                                                          --------           --------

                                                          $287,451           $369,987
                                                          --------           --------
                                                          --------           --------

Maturities of long-term debt are as follows:

             Year Ended September 30,                      Amount
             ------------------------                      ------
                     1996                                  22,712
                     1997                                  26,070
                     1998                                  28,929
                     1999                                  32,102
                     2000                                 190,357
                     Thereafter                             9,993
                                                         --------
                                                         $310,163
                                                         --------
                                                         --------

Total interest cost incurred was $37,166, $39,097 and $50,361 for the years ended September 30, 1995, 1994 and 1993.

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995, 1994 AND 1993
PAGE 4

NOTE 5 - CARRYFORWARDS RELATING TO FEDERAL INCOME TAXES

The Company files its income tax returns as of September 30, the end of its fiscal year. At September 30, 1995, the Company had net operating loss carryforwards which expire as follows:

                                             Federal
                                             -------
            September 30, 2002              $ 35,000
            September 30, 2003                23,000
            September 30, 2004                61,000
                                            --------

Total Net Operating Loss Carryforwards      $119,000
                                            --------
                                            --------


In addition, the Company has the following tax credits available to offset future federal tax liabilities:

     Approximate investment tax credits expiring as follows:

            September 30, 1996                $  300
            September 30, 1997                 2,472
            September 30, 1998                 3,320
            September 30, 1999                 2,267
            September 30, 2000                 2,907
            September 30, 2001                   356

NOTE 6 - INCOME TAXES

Effective October 1, 1992, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires, among other things, a change from the deferred to the asset-liability method of computing deferred income taxes. This is considered a change in accounting principle and the net effect of the change resulted in a one time benefit of $83,402.

The provision for income taxes consists of the following components:

                                                  1995        1994        1993
                                                  ----        ----        ----
             Current:
               Federal                          $ 33,713    $ 11,615    $ 14,124
               State                              11,738       6,186       6,139
                                                --------    --------    --------
                                                  45,451      17,801      20,263
                                                --------    --------    --------
             Deferred:
               Federal                            26,901      16,793      22,835
               State                               1,788       7,548       4,078
                                                --------    --------    --------
                                                  28,689      24,341      26,913
             Tax benefit of net operating
               loss carryforward:
                 Federal                         (33,713)    (11,615)    (14,124)
                 State                                        (1,211)
                                                --------    --------    --------
                                                $ 40,427    $ 29,316    $ 33,052
                                                --------    --------    --------
                                                --------    --------    --------

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995, 1994 AND 1993
PAGE 5

NOTE 6 - INCOME TAXES (CONTINUED)

The deferred tax assets (liabilities) are comprised of the following:

                                             1995                     1994
                                       ------------------       ------------------
                                       Current  Long-Term       Current  Long-Term
                                       -------  ---------       -------  ---------
    Deferred tax assets:
      Federal                          $20,533   $              $22,420    $20,296
      State                              2,091                    2,026

    Deferred tax liabilities:
      Federal                                      (4,718)
      State                                       (18,613)                 (16,760)
                                       -------   --------       -------    -------
                                       $22,624   $(23,331)      $24,446    $ 3,536
                                       -------   --------       -------    -------
                                       -------   --------       -------    -------


The above deferred tax assets (liabilities) consist of the following temporary differences:

                                                    1995          1994
                                                    ----          ----
               Depreciation                       $(48,806)     $(44,388)
                                                  --------      --------
                 Total gross deferred
                   tax liabilities                 (48,806)      (44,388)
                                                  --------      --------

               Net operating loss carryforward      23,853        50,302
               Federal tax credits                  11,622        22,174
               Vacation accrual                      6,587         6,383
               Miscellaneous                         6,037         4,063
                                                  --------      --------
                 Total gross deferred
                   tax assets                       48,099        82,922

               Deferred tax asset
                 valuation allowance                             (10,552)
                                                  --------      --------
                                                  $   (707)     $ 27,982
                                                  --------      --------
                                                  --------      --------

The deferred tax asset valuation account decreased by $10,552 during the year ended September 30, 1995, due to the expiration of some of the federal tax credits.

The effective income tax rate varies from the statutory federal income tax rate as follows:

                                                     1995          1994         1993
                                                     ----          ----         ----
           Statutory federal income
             tax rate                                34.0 %       34.0 %       34.0 %
           Increase (decreases):
             State income taxes, net of
               federal benefit                        6.2          8.5          6.4
             Effect of graduated tax rates          (12.8)       (12.6)       (10.8)
             Miscellaneous                             .2           .1          1.6
                                                    -------      -------      -------

               Effective Income Tax Rate             27.6 %       30.0 %       31.2 %
                                                    -------      -------      -------
                                                    -------      -------      -------

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995, 1994 AND 1993
PAGE 6

NOTE 7 - OPERATING EXPENSES

Operating expenses for the years ended September 30, 1995, 1994 and 1993, consisted of the following:

                                         1995          1994         1993
                                         ----          ----         ----
  Direct labor                       $  446,199    $  475,321    $  437,307
  Administrative salaries               199,321       190,388       187,996
  Contract labor                         13,707         8,117         7,088
  Insurance                             179,259       180,260       177,377
  Payroll tax expense                    64,047        64,703        59,734
  Employee travel and training           15,497        15,217        13,202
  Property taxes                         27,498        27,168        27,932
  Taxes and licenses                      4,725         4,916         3,999
  Corporation expense                    55,344        45,834        50,669
  Advertising and promotion              31,219        34,402        39,385
  Telephone                              27,689        31,517        35,509
  Security                               62,950        63,581        66,804
  Office supplies and expense            37,565        35,847        37,490
  Custodial supplies                      7,314         5,620         7,199
  Recreational supplies                   3,669         4,823         9,584
  Professional services                  33,142        21,477        28,455
  Retail operating supplies               3,037         3,681         3,105
  Repairs and maintenance                54,054        50,988        61,550
  Contract services                     123,128       120,561       124,274
  Equipment lease                         1,001         3,051         7,894
  Utilities                             193,380       204,729       204,700
  Auto and truck expense                 29,020        31,335        26,829
  Rent - storage lots                    55,766        52,815        49,604
  Bad debts                                 238           170           195
  Service charges                        36,813        33,288        28,728
  Storm damages                          29,713
  Uniforms                                5,882         9,323         7,890
  Miscellaneous                           6,816         5,864         7,488
                                     ----------    ----------    ----------
      Total Operating Expenses       $1,747,993    $1,724,996    $1,711,987
                                     ----------    ----------    ----------
                                     ----------    ----------    ----------

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995, 1994 AND 1993
PAGE 7

NOTE 8 - OPERATING LEASES

The Company leases two pieces of property to use as storage lots. One is leased under a cancelable month-to-month lease. The other was entered into effective August 1, 1991, for five years with an option to extend the lease for an additional five years. Monthly lease payments are currently $2,141 and are increased annually based on the Consumer Price Index. Future minimum lease payments under the second lease are as follows:


             Year Ended September 30,                      Amount
             ------------------------                      ------
                      1996                                 $21,410
                                                           -------

                     Total                                 $21,410
                                                           -------
                                                           -------

                             PISMO COAST VILLAGE, INC.
                     SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
               FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

--------------------------------------------------------------------------------------------
                    Column A                              Column B               Column C
--------------------------------------------------------------------------------------------
                                                         Balance at
                                                        Beginning of             Additions
                                                           Period                 At Cost
--------------------------------------------------------------------------------------------
  YEAR ENDED SEPTEMBER 30, 1995
       Land                                              $2,680,850              $
       Buildings and park improvements                    4,871,076               187,932
       Furniture, fixtures, equipment and
         leasehold improvements                           1,182,259                15,198
       Transportation equipment                             139,227
       Construction in progress                                                    17,136
                                                         ----------              --------

                                                         $8,873,412              $220,266
                                                         ----------              --------
                                                         ----------              --------


  YEAR ENDED SEPTEMBER 30, 1994
       Land                                              $2,680,850              $
       Buildings and park improvements                    4,755,732               111,384
       Furniture, fixtures, equipment and
         leasehold improvements                           1,153,424                28,835
       Transportation equipment                             112,796                26,431
       Construction in progress                               3,960
                                                         ----------              --------

                                                         $8,706,762              $166,650
                                                         ----------              --------
                                                         ----------              --------


  YEAR ENDED SEPTEMBER 30, 1993
       Land                                              $2,680,850              $
       Buildings and park improvements                    4,648,042                56,898
       Furniture, fixtures, equipment and
         leasehold improvements                           1,146,550                39,542
       Transportation equipment                             105,320                 7,476
       Construction in progress                              16,084                38,668
                                                         ----------              --------

                                                         $8,596,846              $142,584
                                                         ----------              --------
                                                         ----------              --------


(Notes 1 and 2 to the accompanying financial statements are incorporated herein to Schedule V by reference.)

(1) Transfer of assets placed in service during the year.

--------------------------------------------------------------------------------------------
               Column D                           Column E                  Column F
--------------------------------------------------------------------------------------------
                                                Other Changes               Balance
                                                Add (Deduct)               At End of
             Retirements                          Describe                   Period
--------------------------------------------------------------------------------------------
              $                                  $                        $2,680,850
               (38,395)                                                    5,020,613

                                                                           1,197,457
                                                                             139,227
                                                                              17,136
              --------                           --------                 ----------
              $(38,395)                          $    -                   $9,055,283
              --------                           --------                 ----------
              --------                           --------                 ----------



              $                                  $                        $2,680,850
                                                     3,960 (1)             4,871,076

                                                                           1,182,259
                                                                             139,227
                                                    (3,960)(1)
              --------                           ---------                ----------

              $    -                             $    -                   $8,873,412
              --------                           ---------                ----------
              --------                           ---------                ----------



              $                                  $                        $2,680,850
                                                    50,792 (1)             4,755,732

               (32,668)                                                    1,153,424
                                                                             112,796
                                                   (50,792)(1)                 3,960
              --------                           ---------                ----------

              $(32,668)                          $    -                   $8,706,762
              --------                           ---------                ----------
              --------                           ---------                ----------

                             PISMO COAST VILLAGE, INC.
               SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                   AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
               FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

--------------------------------------------------------------------------------------------
                    Column A                              Column B               Column C
--------------------------------------------------------------------------------------------
                                                                                Additions
                                                         Balance at             Charged to
                                                        Beginning of            Costs and
                                                           Period                Expenses
--------------------------------------------------------------------------------------------
  YEAR ENDED SEPTEMBER 30, 1995
       Buildings and park improvements                   $2,643,855              $183,092
       Furniture, fixtures, equipment and
         leasehold improvements                             650,909                58,613
       Transportation equipment                             115,075                10,742
                                                         ----------              --------

                                                         $3,409,839              $252,447
                                                         ----------              --------
                                                         ----------              --------
  YEAR ENDED SEPTEMBER 30, 1994
       Buildings and park improvements                   $2,469,625              $174,230
       Furniture, fixtures, equipment and
         leasehold improvements                             594,919                55,990
       Transportation equipment                             106,427                 8,648
                                                         ----------              --------

                                                         $3,170,971              $238,868
                                                         ----------              --------
                                                         ----------              --------
  YEAR ENDED SEPTEMBER 30, 1993
       Buildings and park improvements                   $2,302,965              $166,660
       Furniture, fixtures, equipment and
         leasehold improvements                             574,443                50,998
       Transportation equipment                             100,185                 6,242
                                                         ----------              --------

                                                         $2,977,593              $223,900
                                                         ----------              --------
                                                         ----------              --------


(Notes 1 and 2 to the accompanying financial statements are incorporated herein to Schedule VI by reference.)

--------------------------------------------------------------------------------------------
               Column D                           Column E                  Column F
--------------------------------------------------------------------------------------------
                                               Other Changes                 Balance
                                                Add (Deduct)                At End of
             Retirements                          Describe                   Period
--------------------------------------------------------------------------------------------
              $(30,669)                           $                        $2,796,278

                                                                              709,522
                                                                              125,817
              --------                            ---------                ----------

              $(30,669)                           $    -                   $3,631,617
              --------                            ---------                ----------
              --------                            ---------                ----------
              $                                   $                        $2,643,855

                                                                              650,909
                                                                              115,075
              --------                            ---------                ----------

              $    -                              $    -                   $3,409,839
              --------                            ---------                ----------
              --------                            ---------                ----------

              $                                   $                        $2,469,625

               (30,522)                                                       594,919
                                                                              106,427
              --------                            ---------                ----------

              $(30,522)                           $    -                   $3,170,971
              --------                            ---------                ----------
              --------                            ---------                ----------

ITEM 8 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Inapplicable.


                                   PART III


ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH
      SECTION 16(a) OF THE EXCHANGE ACT

(a) Except for new appointees Harry Buchaklian vice Lee Mc Nutt and Danny R. Shaffer vice Reva Ramey, the Company's Directors were chosen at the Shareholder's Annual Meeting on January 21, 1995. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

(b) The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no family relationship between the Directors nor between the Directors and the Officers. There is no understanding or agreement under which the Directors hold office.


HOWARD R. ALLARD, DIRECTOR
    Howard R. Allard, age 70, resides at 5161 Diablo Drive, Sacramento, California 95842. He has a Master's Degree in Education Administration from California State University, Sacramento. He was an elementary school principal in the Rio Linda Union School District for 29 years prior to retirement in 1985. He has been a partner since 1978 in Allard Enterprises which maintains rental properties, and he has also been a partner since 1982 in Allard Limousine and in the Horse Shoeing Supplies Company since 1987. Mr. Allard has served on the Board for fifteen years, served as President for three years and Secretary for two years.

LUCIAN P. AMOS, DIRECTOR AND VICE PRESIDENT OF ADMINISTRATION
     Lucian P. Amos, age 73, resides at 3701 Mesa Grande, Bakersfield, California 93304. He graduated from Cal Poly, San Luis Obispo, majoring in Dairy Husbandry. He retired from the Carnation Company as a Fieldman and Production Manager in 1984 after 35 years. He has been involved with the Kern County Fair for 28 years serving on various committees. His assignments have included Dairy Chairman and Poultry Chairman. In May 1992, he was presented the 4H Award of the Emerald Clover for 25 years of service as an active 4H Leader. In 1994 he was awarded the honor as most outstanding contributor to the Kern County 4H Program. He has been on the Board eight years and is currently serving as Vice President of Administration.

EMILY BARTON, DIRECTOR
    Emily Barton is 63 years old. She resides at 4008 Glenbrook Avenue, Bakersfield, California 93306. She holds an inactive B-1 California Contractors License and a Supplemental Swimming Pool License C-53. She was active in the building business for many years. She is still active in the remodeling and rehabilitation of her properties. She has been in the rental business for 28 years and is currently active in the rental business. Her specialty is buying foreclosures. She holds an active Life and Disability Insurance License and is associated with Cross Town Insurance Co. She is past President of B'nai B'rith Women Bakersfield Chapter #69. Under her leadership B'nai B'rith Women received many community service awards. She has served on the Board for three years.

DONALD J. BIANCHI, DIRECTOR
    Donald J. Bianchi is 72 years old. He resides at 3605 Belle Terrace, Bakersfield, California 93309. He retired from the U.S. Air Force as a Lieutenant Colonel in 1983 and is a Past President of The Retired Officers Association (TROA). He was a traffic officer and accident follow-up investigator for the California Highway Patrol for 31 years until his retirement in 1978. He is now a licensed state investigator in private practice. He has served on the Board for twenty years.

KURT F. BRITTAIN, DIRECTOR AND VICE PRESIDENT - SECRETARY
     Kurt F. Brittain is 65 years old and resides at 518 El Modena Avenue, Newport Beach, California. After his Marine Corps service, he was employed for more than 33 years by Orange County, California, before his retirement in 1986. His background includes public works, flood control and manager of the County's Harbors, Beaches and Parks System. He was in charge of three harbors, seven beaches and over 26 parks, three of which were camping parks. He has completed extension courses in business administration, management, recreation and real estate. He has served on the Board for six years; one year as Vice President of Administration, three years as Executive Vice President, and is currently serving as Vice President - Secretary.

ALBERT G. BROWN, DIRECTOR
    Albert G. Brown is 72 years old. He resides at 22718 Lone Eagle Road, Apple Valley, California 92308. He was employed at Hughes Aircraft for 20 years, from 1945 to 1965, TRW Systems for 3 1/2 years, from 1965 to 1968, and Rohr Industry Inc., for 11 1/2 years, from 1968 until retirement in 1979. He worked his way up from being an assembler to Senior Industrial Engineer, reporting directly to the Manager of Industrial Engineering. He has completed extensive continued education in the field of Industrial Engineering at USC. He has also been an AARP volunteer for the 55-Alive Senior Driving Course. He has served on the Board of Directors for ten years, and has served as Vice President of Administration for two years.

HARRY BUCHAKLIAN, DIRECTOR
    Harry Buchaklian is 63 years old. He resides at 1361 E. Ticonderoga Drive, Fresno California 93720. He has a B.A. Degree from CSUF in Industrial Arts, and a Secondary Level Teaching Credential in Laboratory Electronics and Small Engine Repair. His career has included employment as Assistant Manager with Western Auto Stores, Electronics Instructor at Fresno Technical College and Technical Supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He previously served on the Board for eleven accumulative years. Mr. Buchaklian was appointed by the Board on September 16, 1995, to fill a vacancy created by the resignation of Lee Mc Nutt.

KEVIN L. EARNEST, DIRECTOR
    Kevin Earnest, age 37, resides at 6609 Noah, Bakersfield, CA 93308. He has been employed for thirteen years by Western States Instrumentation Services, Inc., a company he founded, owns and serves as President of, which handles process equipment and services, to the Oil Industry and related companies. He has served on the Board of Directors for two years.

NORMAN M. GOULD, DIRECTOR
    Norman M. Gould is 76 years old. He resides at 10597 Road 30, Madera, California 93637. He has a B.A. in Education and an M.A. in Administration. His occupation prior to retirement in 1986 was as the Superintendent of Schools for Madera County. He was a member of the Board of Directors of Kingsview, Inc., from 1968 to 1980. He held the positions of Vice Chairman and Chairman of the Board of the Company. He is currently on the Board of Directors of Valley Teen Ranch, Inc. Mr. Gould also serves as the president on the Board of Directors for Camp Sugar Pine, Inc., a nonprofit corporation. He has served on the Board for seventeen accumulative years, including most recently March 20, 1993, to present, nine years as president, one year as treasurer and two years as secretary.

MAURICE SULLIVAN GREENBERG, DIRECTOR
    Maurice Greenberg is 76 years old. He resides at 17225 Tennyson Place, Granada Hills, California 91344. He is a Consulting Registered Civil Engineer and Geotechnical Engineer in California, and Registered Professional Engineer in nine other states. He worked nineteen years with the Ralph M. Parsons Company, worldwide engineers and constructors, as vice president and manager of Geotechnical Services worldwide. Prior to that he worked twenty years as soils testing and construction inspection and geotechnical engineer for the City of Detroit, Michigan and has been named a distinguished graduate and member of the Hall of Fame at Wayne State University where he received his Bachelors Degree. He retired in 1985 from the Ralph M. Parsons Company. He has a Masters Degree in Engineering from the University of Michigan. He is a life fellow of the American Society of Civil Engineers, life member of the Society of American Military Engineers, and life member of National Rifle Association. He has served on the Board for ten years, and is currently serving as Executive Vice President.

EDWARD D. HINDS, JR., DIRECTOR
    Edward D. (Dee) Hinds, Jr., age 68, resides at 3416 West Magill Avenue, Fresno, California 93711. He was employed by Bank of America serving as a Branch Officer, Vice President, and Manager for over 38 years prior to his retirement in 1988. He has served on the Board for fifteen years, and has served as Vice President - Secretary for three years.

EARL LOWERY, DIRECTOR
    Earl Lowery is 59 years old. He resides at 2024 Sherman Street, Simi Valley, California 93065. He was a Field Engineer with Atlantic Richfield Company for ten years and was employed by ARCO for 29 years before retirement in 1994. His responsibilities were engineering design, construction and maintenance of Marketing Distribution Facilities in the western United States. Further, his duties included equipment selection and design and installation of automation systems. He has been a Board member for eighteen years and served as Vice President for two years.

RONALD NUNLIST, DIRECTOR AND PRESIDENT
    Ronald Nunlist, age 57, resides at 1105 Minter Avenue, Shafter, California 93263. He has been employed in the oil business for many years and since 1979 has been employed by Cal Resources LLC as an Operations Foreman. He has served on the Board for ten years, and is currently serving his fourth year as President.

JERALD PETTIBONE, DIRECTOR AND CHIEF FINANCIAL OFFICER
    Jerry Pettibone, age 69, resides at 4179 Court Drive, Santa Cruz, California 95062. He sold and retired from his company, Pettibone Signs in Santa Cruz, in October 1988. He started the company in 1960, which operated statewide. Active in trade associations, he served on the Board of Directors of the National Electric Sign Association, and on the Board of Directors of the World Sign Association, serving as National President in 1985-1986. He served on the Board of Directors of the California Electric Sign Association for 22 years and was recently elected a Director Emeritus. Also active in Rotary Club, he is a charter member and Past President of the Capitola/Aptos Club. He has served Rotary as District Governor of District 5170 in 1983 -

1984. Mr. Pettibone has been a shareholder since 1979. He has served on the Board for three years and is currently serving his second term as Chief Financial Officer.

DANNY R. SHAFFER, DIRECTOR
    Danny R. Shaffer is 46 years old and resides at 16620 Johnson Road, Bakersfield California 93312. Mr. Shaffer been employed for seventeen years as owner and President of Kern Backhoe Service, Inc., Kern Environmental Service, and KVS Transportation, oil construction, environmental, and transportation businesses. He also owns commercial rental properties. Mr. Shaffer was appointed by the Board on May 20, 1995, to fill a vacancy created by the death of Reva Ramey.

HENRY VALENTIA, DIRECTOR
    Henry Valentia is 71 years old. He resides at 2007 Cardinal Way, Fairfield, California 94533. He is retired from the U.S. Air Force as a Lieutenant Colonel in 1969. He has a degree in Industrial Management and an A.A. in Business Administration. Mr. Valentia also retired from Chevron Corporation as a Safety Engineer in 1984. He served on the Board of Directors at Travis Air Force Base Credit Union on its finance committee from June 1979 to June 1984. He has served on the Board for nine years.

JACK N. WILLIAMS, DIRECTOR
    Jack N. Williams is 45 years old. He resides at 7801 Revelstoke Way, Bakersfield CA 93309. Mr. Williams graduated from San Diego State University in 1974 with a B.S. in Accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. Mr. Williams established his own C.P.A. practice in 1983, and has been in practice since that time. He has served on the Board of Directors for one year.

CHARLES A. ZAHKA, Director
    Charles A. Zahka, age 69, resides at 6300 Alonzo Avenue, Encino, California 91316. He retired as Vice President of the Broadway Department Stores in 1990 after twenty years. He presently serves as a private management consultant. Mr. Zahka is President of the Stroke Association of Southern California and Vice-Chairman of the Better Business Bureau of the Southland. He has served on the Board for seven years, as Secretary for one year and as President for one year.

LEE MC NUTT, FORMER DIRECTOR
     Lee Mc Nutt is 60 years old. He resides at 7568-D Charles Avenue, Fresno, California 93711. He earned an M.B.A. from Northwestern University in 1962. He worked in the Mortgage Banking business for over thirty years, was President of the Gidding Co. for fifteen years, from 1959 to 1974, and President of the All Valley Mortgage Company for twelve years from 1977 to 1988. He has been retired since 1988. He has served on the Board of Directors for four years and served as Executive Vice President for one year until his resignation in July 1995.

REVA RAMEY, FORMER DIRECTOR
    Reva M. Ramey is 67 years old. She resides at 3706 Wenatchee Avenue, Bakersfield, California 93306. She has worked in the management and accounting fields during her entire career. Her 32 years of work experience include eleven years with the Bakersfield Ready Mix company, thirteen years with J. M. Sheats, CPA Firm, and eight years with Rushing Minerals, Inc., all doing business in Bakersfield, California. She has an extensive background of knowledge in accounting procedures, office management and business guidelines. Mrs. Ramey retired from Rushing Minerals, Inc., in 1983 as an accountant, a position she held for eight years. She has been a shareholder since 1983. She has served on the Board for two years and died during her third year (March 1995).

                       Other Officers and Key Employees:

BLAINE FORREST
ASSISTANT CORPORATE SECRETARY AND GENERAL MANAGER
    Blaine Forrest, 58 years old, is employed by the Company as General Manager and serves as Assistant Corporate Secretary. He resides at 906 Delano Street, Pismo Beach, California 93449. He has a B.S. Degree in Business Management from Pacific Christian College and an M.P.A. from the University of San Francisco. He served in the Military for 31 years from 1955 to 1986 with assignments as Administrative Officer, Facilities Manager and Comptroller. He served from 1983 to 1986 as a Deputy Director of the California Conservation Corps, a position to which he was appointed by the then Governor of California. His business affiliations include: Member of Board of Directors of California Travel Parks Association for eight years, from 1987 to 1995, (serving two years as President), a Director on the Pismo Beach Chamber of Commerce since 1991 and currently serving as President, serves as a Commissioner on the Pismo Beach Conference and Visitors Bureau (a position appointed by the Mayor of the City), and President of the Hospitality Association of Pismo Beach for three years, 1991, 1992 and 1993. Mr. Forrest has served in his position with the Company for nine years.

ROGER C. LYON, JR.
GENERAL COUNSEL
    Roger C. Lyon is a practicing attorney in the State of California and owns his law firm, Roger C. Lyon, Jr., A Law Corporation. His business address is 1104 Palm Street, Post Office Box 922, San Luis Obispo, California 93406. Mr. Lyon has acted as outside general counsel to the Corporation since 1984.

FURTHER INFORMATION CONCERNING EXECUTIVE OFFICERS AND DIRECTORS

To the knowledge of the Company, none of the officers or directors have been personally involved in any bankruptcy or insolvency proceedings. To the knowledge of the Company, none of the directors or officers have been convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor was any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

ITEM 10  EXECUTIVE COMPENSATION

No Officer or Director was paid over $100,000 during the past fiscal year.

REMUNERATION OF DIRECTORS
The directors received no cash remuneration for their service. However, the directors are entitled to mileage reimbursement for travel to and from meetings upon request. In addition, they are entitled to use of the Resort for attending meetings and are provided with food and refreshments in connection with Board Meetings. The aggregate value of the foregoing during the $18,687.

OPTIONS, WARRANTS OR RIGHTS
The Company has no outstanding options, warrants or rights to purchase any of its securities.

INDEBTEDNESS OF MANAGEMENT
No member of management was indebted to the Company during its last fiscal year.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT

(a) No person owns beneficially of record more than 5% of the Company's securities.

SECURITY OWNERSHIP OF MANAGEMENT

(b) The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 1995.

                                          Amount of    Percent
Board Member         Title of Class       Ownership    of Class

Howard Allard           Common Stock        1 Share      0.056%

Lucian Amos             Common Stock        5 Shares     0.277%

Emily Barton            Common Stock        1 Share      0.056%

Donald J. Bianchi       Common Stock        2 Shares     0.111%

Kurt Brittain           Common Stock        2 Shares     0.111%

Albert Brown            Common Stock        2 Shares     0.111%

Harry Buchaklian        Common Stock        1 Share      0.056%

Kevin Earnest           Common Stock        5 Shares     0.277%

Norman Gould            Common Stock        1 Share      0.056%

Maurice Greenberg       Common Stock        1 Share      0.056%

Edward Hinds, Jr.       Common Stock        1 Share      0.056%

Earl Lowery             Common Stock        1 Share      0.056%

Ronald Nunlist          Common Stock        4 Shares     0.222%

Jerald Pettibone        Common Stock        1 Share      0.056%

Danny Shaffer           Common Stock        4 Shares     0.222%

Henry Valentia          Common Stock        3 Shares     0.167%

Jack N Williams         Common Stock        1 Share      0.056%

Charles Zahka           Common Stock        2 Shares     0.111%

All Officers and
Directors as a Group    Common Stock        38 Shares    2.111%


All such shares are owned beneficially and of record, there are no additional shares known to the Company for which the listed beneficial owner has the right to acquire beneficial ownership as specified in Rule 13D-3(d)(1) of the Exchange Act.

c) CHANGES IN CONTROL

                                Not applicable

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions between the Company and any member of management, director, officer, any 5% shareholder, promoter or family member of the foregoing, either during the last two years or proposed.

                                    PART IV

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

(a.)  Documents Filed as Part of the Report:

   Independent Auditor's Report

   Balance Sheets as of September 30, 1995 and 1994

   Statements of Operations and Retained Earnings (Deficit) for the years ended September 30, 1995, 1994 and 1993

   Statements of Operating Expenses for the years ended September 30, 1995, 1994 and 1993

   Statements of Cash Flows for the years ended September 30, 1995, 1994 and
   1993

  Notes to Financial Statements

Supporting Schedules:

        V. Property, Plant and Equipment for the Years Ended September 30, 1995, 1994 and 1993

        VI. Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment for the years ended September 30, 1995 and 1994 and 1993

        XIII.  Capital Shares as of September 30, 1995 and 1994.

(b.) Reports on Form 8-K - None have been filed during the last quarter of the period covered by this report.


(c.)  Exhibit/Index:

                                            Sequential
Exhibit Number     Item Description         Page Number

     24            Consent of Accountants        24

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PISMO COAST VILLAGE, INC.


By: /s/ Ronald Nunlist                       Date: Nov 11, 1995
   ---------------------------------------         ------------
   Ronald Nunlist, President and
   Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Ronald Nunlist                       Date: Nov 11, 1995
   ----------------------------------------        ------------
   Ronald Nunlist, President and
   Chairman of the Board

By: /s/ Maurice Greenberg                    Date: Nov 11, 1995
   ----------------------------------------        ------------
    Maurice Greenberg, Executive Vice President and Director

By: /s/ Kurt Brittain                        Date: Nov 11, 1995
   ----------------------------------------        ------------
    Kurt Brittain, Vice President - Secretary and Director

By: /s/ Jerald Pettibone                     Date: 11-11-95
   ----------------------------------------        ------------
    Jerald Pettibone, Vice President - Finance and Director

By: /s/ Lucian Amos                          Date: 11-11-95
   ----------------------------------------        ------------
    Lucian Amos, Vice President of Administration and Director

By: /s/ Howard Allard                        Date: 11/11/95
   ----------------------------------------        ------------
    Howard Allard, Director

By: /s/ Emily Barton                         Date: 11/11/95
   ----------------------------------------        ------------
    Emily Barton, Director

By:                                          Date:
   ----------------------------------------        ------------
    Donald J. Bianchi, Director

By: /s/ Albert Brown                       Date:   11/11/95
   ----------------------------------------        ------------
    Albert Brown, Director

By: /s/ Harry Buchaklian                   Date:   11-11-95
   ----------------------------------------        ------------
    Harry Buchaklian, Director

By: /s/ Kevin Earnest                        Date: 11-11-95
   ----------------------------------------        ------------
    Kevin Earnest, Director

By: /s/ Norm Gould                           Date:
   ----------------------------------------        ------------
    Norm Gould, Director

By: /s/ Edward Hinds, Jr.                    Date: 11-11-95
   ----------------------------------------        ------------
    Edward Hinds, Jr., Director

By: /s/ Earl Lowery                          Date: 11-11-95
   ----------------------------------------        ------------
    Earl Lowery, Director

By: /s/ Danny Shaffer                        Date: 11-11-95
   ----------------------------------------        ------------
    Danny Shaffer, Director

By:                                          Date:
   ----------------------------------------        ------------
    Henry Valentia, Director

By: Jack N. Williams                         Date: 11-11-95
   ----------------------------------------        ------------
    Jack N. Williams, Director

By: /s/ Charles A. Zahka                     Date: 11-11-95
   ----------------------------------------        ------------
    Charles A. Zahka, Director