Form 10QSB
period 1995-12-31
PISMO COAST VILLAGE INC
filed 1996-02-14
CIK 216877

                QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                       TO THE 1934 ACT REPORTING REQUIREMENTS

                                  FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1995

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ______________ to ______________

                         Commission file number #0-8463

                          PISMO COAST VILLAGE, INC.
-------------------------------------------------------------------------------
              (Exact name of small business issuer as specified in its charter)

             CALIFORNIA                                 95-2990441
-------------------------------------------------------------------------------
     (State or other jurisdiction of              (IRS Employer I.D. Number)
     incorporation or organization)

                165 South Dolliver Street, Pismo Beach, California  93449
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                  (Issuer's telephone number)    (805) 773-5649
-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   ----      ----

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                      PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

   Yes   X    No
       -----     -----

                                  FORM 10-QSB


State the number of shares outstanding of each of the issuers classes of
common equity, as of the latest practicable date:   -1800-

                                    PART I
                                  ----------

                              FINANCIAL INFORMATION

                            ---------------------------


ITEM 1 - FINANCIAL STATEMENTS


The following financial statements and related information are included in this Form 10-QSB, Quarterly Report.

          1.  Accountants Review Report

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Income from Resort Operations for the three-month period ended December 31, 1995, increased $37,262, or 9.8%, above the same period in 1994. These increases are a result of marketing a reduced discount rate, a change in pricing concepts and an increase in storage occupancy during the period January 1, 1995 to December 31, 1995. Paid site usage increased by 3.4% which can also be attributed to milder weather conditions during the three month period ending December 1995 compared to the same quarter in 1994. RV storage revenue grew to 8.6% above the same three-month period last year ending on December 31, 1994. This growth is attributed to an increase of RV units in storage inventory.

Income from retail operations increased by $9,378, or 11.8%, for the three-month period ended December 31, 1995, above the same period in 1994. This increase is a result of increased occupancy, a change in merchandising of the store products and increased in-house advertising of the RV Repair Shop. The Company anticipates continued moderate growth in both income from resort operations and in the retail operations.

The Company currently has no plans to increase or decrease its property and anticipates it will continue to operate the restaurant by lease to an outside vendor.

Operating expenses for the three month period ending December 31, 1995, were managed to a reduction of $1,918, or .4%, below the same period ended December 31, 1994. Operating costs remain consistent with the prior year and are considered well-managed to create an effective operation. The Company has a spending plan that is managed by expense item; each expense is assigned a percent of income earned.

Cost of Goods Sold expenses for the three-month period ended December 31, 1995, are 52.8% compared to 53.4% for the same period in 1994, which is well within the guidelines established by management.

Interest expense for the three-month period ended December 31, 1995, was reduced by $1,459, or 15.3%, below the same period in 1994. This reduction is the result of the Board's decision to continue reducing the principal of one of its loans by an additional $5,000 each month.

Loss before provisions for taxes on income for the three-month period ended December 31, 1995, decreased by $43,873, or 52.8%, below the period in 1994. This decrease of loss is a result of increased Resort Income and managed expenses. Losses during this period are directly attributed to inclement weather during the months of October, November and December and are consistent with seasonal occupancy of a tourist oriented business.

LIQUIDITY

The Company plans capital expenditures of $127,000 in Fiscal Year 1996 to renovate 48 camping sites, install a new playground, upgrade restroom buildings, improvements and upgrade of computer information systems. The company purchased a street sweeper and a utility golf cart during this period. Further, the Company has funded $65,075 of the estimated $350,000 to $400,000 required to repair the damaged outfall structure. Funding for these projects will be by revenue generated from the normal course of business.
The Company's current cash position as of December 31, 1995 is $395,517, which is 216.0% more than the same position in 1994. The Company has taken steps to establish a $150,000 line of credit to insure funds will be available if required. All loans are current and portions continue to be paid in advance as planned.

The Company has consistently demonstrated an ability to optimize revenues developed from resort and retail operations during the summer season. In addition, RV storage space and site rentals are paid for in advance and are on deposit during the winter season.

Expenditures are consistent with prior years' operations and are expected to provide adequate resources to support the amounts committed to complete the authorized capital projects during the fiscal year. Fourth quarter site occupancy and storage fill are expected to be consistent with that of the past year. Capital projects are designed to enhance the marketability of the camping sites and support facilities. Renovation of the 48 camping sites is expected to enhance the marketability of the sites during the summer season. Capital projects not completed prior to our busy season will be completed after Labor Day.

                           PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

          Not Applicable

ITEM 2 -  CHANGES IN SECURITIES

          Not Applicable

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of the shareholders of Pismo Coast Village, Inc., was held on Saturday, January 20, 1996, at 10:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting the following Directors were elected to serve until the 1997 annual meeting, or until successors are elected and have qualified, and following each elected Director's name are the total number of votes cast for that Director:

                    Allard, Howard                     904
                    Barton, Emily                    1,078
                    Bianchi, Donald                    960
                    Brittain, Kurt                     860
                    Brown, Albert                    1,052
                    Buchaklian, Harry                  907
                    Drake, Frank                       816
                    Gould, Norman                      707
                    Greenberg, Maurice                 885
                    Hinds, Jr., Edward                 816
                    Hughes, Terris                     807
                    Keller, Larry                      803
                    Nunlist, Ronald                    873
                    Pettibone, Jerald                  740
                    Shaffer, Danny                     763
                    Valentia, Henry                    854
                    Williams, Jack N.                  741
                    Zahka, Charles                     769

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matter is set forth below:

     (a) A proposal to approve the selection of Glenn, Burdette, Phillips and Bryson to serve as independent certified public accountants for the Company for the fiscal year 1996.

               AFFIRMATIVE VOTES        NEGATIVE VOTES
                    845                      7

ITEM 5 -  OTHER INFORMATION

          Not Applicable

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

         ---------------------------
          *  Contained in Accountant's Review
             Report, Exhibit 28.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PISMO COAST VILLAGE, INC.


                            Date: 2/13/96
                                  ----------------------------------------------
                            Signature: /s/ RONALD NUNLIST
                                       -----------------------------------------
                                       Ronald Nunlist, President



                            Date: 2/13/96
                                  ----------------------------------------------
                            Signature: /s/ JERALD PETTIBONE
                                       -----------------------------------------
                                       Jerald Pettibone, Chief Financial Officer

                              [GBP&B Letterhead]



                          ACCOUNTANTS' REVIEW REPORT

Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have made a review of the balance sheets of Pismo Coast Village, Inc. as of December 31, 1995 and 1994, and the related statements of operations and retained earnings (deficit) and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters.
 It is substantially less in scope than an examination in accordance with generally accepted auditing standards which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 1995, (presented herein) and the related statements of operations and retained earnings (deficit) and cash flows for the year then ended (not presented herein); and in our report dated October 26, 1995, we expressed an unqualified opinion on those financial statements.


/s/ Glenn, Burdette, Phillips & Bryson

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
San Luis Obispo, California

January 16, 1996

                          PISMO COAST VILLAGE, INC.
                                BALANCE SHEETS


           ASSETS                    DECEMBER 31, 1995    SEPTEMBER 30, 1995    DECEMBER 31, 1994
                                     -----------------    ------------------    -----------------
                                        (UNAUDITED)            (AUDITED)           (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents               $  395,517             $  529,066          $  183,132
Certificates of deposit                                                                50,718
Accounts receivable                         14,251                 10,960               9,214
Inventory                                   68,166                 65,826              71,615
Current deferred taxes                      37,966                 22,624              56,089
Prepaid income taxes                           100                 74,079                 625
Prepaid expenses                            47,945                                     60,779
                                        ----------             ----------          ----------
   Total current assets                    563,945                702,555             432,172

PISMO COAST VILLAGE
   RECREATIONAL VEHICLE RESORT
   AND RELATED ASSETS
   Net of accumulated depreciation       5,434,677              5,423,666           5,509,801

OTHER ASSETS                                 7,924                  8,255               9,250
                                        ----------             ----------          ----------
   Total Assets                         $6,006,546             $6,134,476          $5,951,223
                                        ==========             ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                        $   40,929             $   37,796          $   58,187
Salaries payable                             2,928                  9,200               9,625
Vacation payable                            28,456                 28,456              27,577
Other accrued expenses                      12,163                 32,155              11,397
Rental deposits                            125,517                179,300             125,957
Income tax payable                                                  6,498
Current portion of long-term debt           25,733                 22,712              20,298
                                        ----------             ----------          ----------
   Total current liabilities               235,726                316,117             253,041

LONG-TERM LIABILITIES
Long-term deferred taxes                    27,790                 23,331               3,301
Notes payable, net of current portion      263,828                287,451             351,519
                                        ----------             ----------          ----------
   Total liabilities                       527,344                626,899             607,861
                                        ----------             ----------          ----------

STOCKHOLDERS' EQUITY

Common stock - no par value, issued
   and outstanding 1,800 shares          5,647,708              5,647,708           5,647,708
Retained earnings (deficit)               (168,506)              (140,131)           (304,346)
                                        ----------             ----------          ----------
   Total stockholders' equity            5,479,202              5,507,577           5,343,362
                                        ----------             ----------          ----------

   Total Liabilities and
      Stockholders' Equity              $6,006,546             $6,134,476          $5,951,223
                                        ==========             ==========          ==========


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                          PISMO COAST VILLAGE, INC.
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                  (UNAUDITED)
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994


INCOME                                      1995         1994
                                         ---------    ---------
Resort operations                        $ 417,649    $ 380,387
Retail operations                           89,075       79,697
                                         ---------    ---------
    Total income                           506,724      460,084
                                         ---------    ---------

COSTS AND EXPENSES
Operating expenses                         426,470      428,388
Cost of goods sold                          46,989       42,591
Depreciation                                64,141       62,395
Amortization                                   331          331
Interest                                     8,051        9,510
                                         ---------    ---------
                                           545,982      543,215
                                         ---------    ---------

INCOME (LOSS) BEFORE PROVISION FOR
   TAXES ON INCOME                         (39,258)     (83,131)

PROVISION FOR TAXES ON INCOME              (10,883)     (24,776)
                                         ---------    ---------

NET LOSS                                   (28,375)     (58,355)

RETAINED EARNINGS (DEFICIT)

BEGINNING OF PERIOD                       (140,131)    (245,991)
                                         ---------    ---------

END OF PERIOD                            $(168,506)   $(304,346)
                                         =========    =========

NET LOSS PER SHARE                       $  (15.76)   $  (32.42)
                                         =========    =========

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                           PISMO COAST VILLAGE, INC.
                     STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 and 1994



                                                       1995                          1994

                                             ----------------------       -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $ (28,375)                  $  (58,355)
Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation                           $ 64,141                     $ 62,395
      Amortization                                331                          331
      Increase in certificate of deposit                                      (718)
      (Increase) decrease in accounts
         receivable and prepaid expenses      (51,236)                      30,903
      Increase in deferred taxes              (15,342)                     (28,107)
      Increase (decrease) in prepaid
         income taxes                          73,979                         (625)
      (Increase) decrease in inventory         (2,340)                       1,368
      Decrease in other assets                                               1,800
      Increase in accounts payable              3,133                       35,919
      Decrease in salaries payable             (6,272)                     (16,560)
      Decrease in other accrued expenses      (19,992)                     (19,325)
      Decrease in income taxes payable         (6,498)
      Increase in deferred income tax           4,459                        3,301
      Decrease in rental deposits             (53,783)                     (46,001)
                                             --------                     --------
         Total adjustments                                   (9,520)                       24,681
                                                           ---------                    ----------
         Net cash used in operating
            activities                                      (37,795)                      (33,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                          (75,152)                    (108,623)
         Net cash used in investing
            activities                                      (75,152)                     (108,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of debt                            (20,602)                     (26,641)
                                             --------                     --------
         Net cash used in financing
            activities                                      (20,602)                    (26,641)
                                                          ---------                    ---------
         Net decrease in cash and
            cash equivalents                               (133,549)                    (168,938)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                529,066                      352,070
                                                          ---------                    ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                          $ 395,517                    $ 183,132
                                                          =========                    =========
SCHEDULE OF PAYMENTS OF INTEREST
   AND TAXES
Payments for interest                                        $8,051                       $9,510
Payments for income tax                                      $6,598                       $   --


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                          PISMO COAST VILLAGE, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
             AS OF DECEMBER 31, 1995 AND 1994 AND SEPTEMBER 30, 1995


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

Loan fees of $9,292 net of accumulated amortization of $2,984 at December 31, 1995, $1,685 at December 31, 1994 and $2,653 at September 30, 1995, are
included in other assets. Amortization is computed using the straight-line method over seven years. The balance of other assets represents deposits on hand of $1,616.

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF DECEMBER 31, 1995 AND 1994 AND SEPTEMBER 30, 1995
PAGE 2


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED INCOME TAX

Deferred income taxes resulted from a timing difference in recognizing depreciation expense and net operating loss carryforwards.

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETs

At December 31, 1995, September 30, 1995 and December 31, 1994, property and equipment included the following:

                                              DECEMBER 31,     SEPTEMBER 30,    DECEMBER 31,
                                                  1995             1995            1994
                                              -------------    -------------    ------------
     Land                                     $2,680,850        $2,680,850      $2,680,850
     Building and park improvements            5,021,690         5,020,613       4,971,076
     Furniture, fixtures, equipment
       and leasehold improvements              1,197 457         1,197,457       1,182,259
     Transportation equipment                    148,227           139,227         139,227
     Construction in progress                     82,211            17,136           8,623
                                              ----------        ----------      ----------
                                               9,130,435         9,055,283       8,982,035
     Less accumulated depreciation             3,695,758         3,631,617       3,472,234
                                              ----------        ----------      ----------
                                              $5,434,677        $5,423,666      $5,509,801
                                              ==========        ==========      ==========


NOTE 3 - LONG-TERM DEBT

Long-term debt at December 31, 1995, September 30, 1995 and December 31, 1994, is summarized as follows:


                                              DECEMBER 31,     SEPTEMBER 30,    DECEMBER 31,
                                                  1995             1995            1994
                                              -------------    -------------    ------------
 8% Installment note payable, due in
    monthly installments of $125
    through April 13, 2010, secured
    by deed of trust on the storage
    lot at 2050 22nd Street, Oceano.              $12,754         $12,872          $13,213



PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF DECEMBER 31, 1995 AND 1994 AND SEPTEMBER 30, 1995
PAGE 3


NOTE 3 - LONG-TERM DEBT (CONTINUED)

                                                       DECEMBER 31,     SEPTEMBER 30,    DECEMBER 31,
                                                           1995             1995            1994
                                                       -------------    -------------    ------------
8% Installment note payable, due in monthly
   installments of $2,500 through February 1,
   1995, secured by deed of trust on 300
   South Dolliver, Pismo Beach.                           $                $                $  3,326

10.5% Installment note payable, due in monthly
   installments of $4,426 through August 1, 2000,
   unpaid balance due in full September 1, 2000.
   Interest is variable, secured by deed of trust on
   300 South Dolliver and 180 South Dolliver,
   Pismo Beach.                                             276,807          297,291         355,278
                                                           --------         --------        --------
                                                            289,561          310,163         371,817
                                                           --------         --------        --------
Less current portion of long-term debt                       25,733           22,712          20,298
                                                           --------         --------        --------
                                                           $263,828         $287,451        $351,519
                                                           ========         ========        ========


Maturities of long-term debt are as follows:


        YEAR ENDED DECEMBER 31,                        AMOUNT
       ------------------------                      ----------
                1996                                   $25,733
                1997                                    28,609
                1998                                    31,747
                1999                                    35,230
                2000                                   157,940
             Thereafter                                 10,302

NOTE 4 - COMMON STOCK

Each share of stock is intended to provide the shareholder with a minimum free use of the park for 45 days per year. If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

A shareholder is entitled to a pro rata share of any dividends as well as a pro rata share of the assets of the Company in the event of its liquidation or sale. The shares are personal property and do not constitute an interest in real property. The ownership of a share does not entitle the owner to any interest in any particular site or camping period.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF DECEMBER 31, 1995 AND 1994 AND SEPTEMBER 30, 1995
PAGE 4


NOTE 5 - CARRYFORWARDS RELATING TO FEDERAL INCOME TAXES

The Company files its income tax returns as of September 30, the end of its fiscal year. At September 30, 1995, the Company had net operating loss carryforwards which expire as follows:

                                                Federal
                                               ---------
      September 30, 2002                       $ 36,000
      September 30, 2003                         23,000
      September 30, 2004                         61,000
                                               --------
   Total Net Operating Loss Carryforwards      $120,000
                                               ========

In addition, the Company has the following tax credits available to offset future federal tax liabilities:

     Approximate investment tax credits expiring as follows:

      September 30, 1996                         $  693
      September 30, 1997                          2,472
      September 30, 1998                          3,320
      September 30, 1999                          2,267
      September 30, 2000                          2,907
      September 30, 2001                            356

NOTE 6 - INCOME TAXES

The provision for income taxes is as follows:

                                   December 31,    December 31,
                                       1995           1994
                                   ------------    -----------
Income tax expense (benefit)       $(10,883)        $(24,776)

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

The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates and state taxes net of the federal tax benefit.

NOTE 7 - SUBSEQUENT EVENT

Subsequent to December 31, 1995, the Company obtained a revolving a line of credit for $150,000. The interest rate is variable at two percent over prime, with an initial rate of 10.50 percent for a period of one year. The purpose of the loan is to augment operating cash needs in off season months.