Form 10QSB
period 1996-03-31
PISMO COAST VILLAGE INC
filed 1996-05-13
CIK 216877

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

                  For the quarterly period ended March 31, 1996

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                                       ACT

         For the transition period from ______________ to ______________

                         Commission file number #0-8463

                            PISMO COAST VILLAGE, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        California                                95-2990441
 -----------------------------------------------------------------------------
   (State or other jurisdiction of        (IRS Employer I.D. Number)
    incorporation or organization)


            165 South Dolliver Street, Pismo Beach, California 93449
 -----------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                   (Issuer's telephone number) (805) 773-5649
                                               --------------
 -----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X  No
                                                           ---    ---
Page 1 of 15

                                   FORM 10-QSB


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: -1800-

                                     PART I
                                   ----------

                              Financial Information
                            -------------------------

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------
Income from Resort Operations for the three-month period ended March 31, 1996, increased $70,409, or 25.7%, above the same period in 1995. Resort Income for the six months ended March 31, 1996, increased $107,671, or 16.4%, from the same period ended March 31, 1995. These increases are a result of three days of Spring Break occurring in the second quarter of Fiscal Year 1996. Spring break, a traditionally high occupancy period, occurred during the third quarter of Fiscal Year 1995, or April 7-22, 1995. Another factor is that during the period January - March 1995, rain totaled more than 26 inches compared to approximately 14 inches during the same period in 1996. In addition, growth in site rental revenue can be attributed to marketing a discount rate reduced below the prior year. Storage revenue for the period January 1 to March 31, 1996, grew by 10.1% over the same period in 1995 as a result of increased storage units.

Income from Retail Operations for the three-month period ended March 31, 1996, increased $16,653, or 29.8%, above the same period in 1995. Income from Retail Operations for the six month period ending March 31, 1996, increased by $26,031, or 19.2%, above the same period.

This increase is a result of increased occupancy and increased in-house advertising of the General Store and the RV Repair Shop. The Company anticipates continued moderate growth in both income from resort operations and retail operations.

Operating expenses for the three month period ending March 31, 1996, were managed to a reduction of $12,902, or 3.1%, below the same period ended March 31, 1995, and for the six month period ending March 31, 1996, operating expenses were managed to a reduction of $14,820, or 1.8%, below the same period in 1995. Insurance costs were reduced by $6,507 as a result of a positive risk management program. In addition, one time flood damage costs of $6,817 were experienced in Second Quarter 1995.

Cost of Goods Sold expenses for the three months ended March 31, 1996, are 59.8% compared to 50.3% for the same period in 1994. Year-to-date Cost of Goods Sold expenses were 55.9% compared to 52.1% year to date 1995. The increases in percentage of Costs of Goods Sold are a result of decreased RV service labor and an increase in General Store revenues created by the sale of a mix of lower mark up merchandise.

Interest Expense decreased for the quarter ended March 31, 1996, by $2,157, or 22.8%, from the same three-month period ended March 31, 1995, and interest expense for the six-month period ended March 31, 1996, decreased by $3,616, or 19%, below the same period in 1995 due to the increase of payments to principal owed.

Loss before provisions for taxes on income for the three-month period ended March 31, 1996, decreased by $83,971, or 46.4%, and for the loss for the six months ended March 31, 1996, decreased by $127,844, or 48.8%. The significant decrease in loss is a reflection of the minimal additional expenses required above base and fixed costs when additional revenue is created in the off season posture.

Liquidity
- ---------
The Company has consistently demonstrated an ability to optimize revenues developed from the resort and retail operations during the summer season. Historically the Company, because of its seasonal market, has produced 60% to 65% of its revenue during the third and fourth quarters of the fiscal year, with over 40% being produced during the fourth quarter. The third and fourth quarters' occupancy are expected to be consistent with that of the past years.

Operating expenditures have been managed to below prior years' operations and resources are expected to be adequate to meet current and future expected demands. The decrease in Salaries Payable is a result of paying out bonuses for Fiscal Year 1995 in Fiscal Year 1995 rather in Fiscal Year 1996. The increase in Current Accounts Payable and Capital Expenditures are a result of rebuilding the outfall structure that was rebuilt due to the flood caused by the rains of 1995. Other accrued expenses have increased over last year due to the increase in revenue and unpaid taxes, as well as an increase in property taxes over last year which was due to increased valuation of the property.

The Company's cash and Certificate's of Deposite totaled $369,787 on March 31, 1996, is $84,543, or 29.6%, more than the same period ended March 31, 1995.

Capital Expenditures increased by $282,258, or 213.9%, over those for the same period in 1995 as a result of the rebuilding of the outfall structure in the amount of $420,431. The Company expects the project will require an additional $20,000 for completion. Further, the Company does not expect it will need to use the $150,000 Line of Credit it established as a contingency. In addition, the Company has funded the purchase of one hundered chairs, a Street Sweeper and a utility golf cart at $10,077. The Company also plans to fund additional capital projects in the amount of $137,000. These projects include: renovation of 48 sites, renovation of the Restaurant, installation of playground equipment, major road repair and purchase of a commercial pressure washer for the RV Facility. Except for replacement of the Outfall Structure, capital expenditures would have been consistent with prior years' operations. Revenues are expected to provide adequate resources to support the amounts committed to complete the authorized capital projects during the fiscal year. Long term expenditures have been reprioritized due to replacement of the Outfall Structure and management sees no further short term affects on operations or cash flow. Third and fourth quarter's site occupancy and storage fill are expected to be consistent with those of the past year. Capital projects are designed to enhance the marketability of the camping sites and the support facilities. Capital projects not completed prior to our busy season will be completed after Labor Day. All loans are current and portions continue to be paid in advance as planned.

                        PART II - OTHER INFORMATION

ITEM 1 -     LEGAL PROCEEDINGS

             Not Applicable

ITEM 2 -     CHANGES IN SECURITIES

             Not Applicable

ITEM 3 -     DEFAULTS UPON SENIOR SECURITIES

             Not Applicable

ITEM 4 -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not Applicable

ITEM 5 -     OTHER INFORMATION

             The annual meeting of the stockholders of Pismo Coast Village, Inc., was held on Saturday, January 20, 1996, at 10:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Stockholders
             Meeting:

               President                               Ronald Nunlist
               Executive Vice President                Kurt Brittain
               V. P. Finance/Chief Financial Officer   Jerald Pettibone
               V. P. Administration                    Henry Valentia
               V. P. - Secretary                       Edward Hinds, Jr.

             Following that, on March 12, 1996, Danny Shaffer, reelected at the Stockholders Meeting to serve on the Board of Directors for the ensuing year, submitted his resignation. At the regular Board of Directors Meeting held on March 16, 1996, the President requested the Nominating Committee proceed with interviewing applicants to fill the vacancy. The Nominating Committee will present their recommendation to the Board for approval.

ITEM 6 -     EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit Index:

                                       Sequential
                  Exhibit Number    Item Description           Page Number
                  --------------    ----------------------     -----------
                      24            Consent of Accountants          *
                      27            Financial Data Schedule         **
                      28               Accountant's Review
                                         Report                      8
           --------------------------------------------------

                  *  Contained in Accountant's Review
                     Report, Exhibit 28.

                  **  Filed electroically only

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           PISMO COAST VILLAGE, INC.


                           Date:   May 13, 1996
                                ----------------------------------------------

                           Signature: /s/ Ronald Nunlist
                                     -----------------------------------------
                                     Ronald Nunlist, President


                           Date:   May 13, 1996
                                ----------------------------------------------

                           Signature: /s/ Jerald Pettibone
                                     -----------------------------------------
                                     Jerald Pettibone, Chief Financial Officer