Form 10QSB
period 1996-06-30
PISMO COAST VILLAGE INC
filed 1996-08-14
CIK 216877

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

          For the quarterly period ended June 30, 1996

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ______________ to ______________

                 Commission file number #0-8463

                        PISMO COAST VILLAGE, INC.
       (Exact name of small business issuer as specified in its charter)

          California                              95-2990441
     (State or other jurisdiction of             (IRS Employer I.D. Number)
     incorporation or organization)

             165 South Dolliver Street, Pismo Beach, California  93449
                    (Address of Principal Executive Offices)

                  (Issuer's telephone number)   (805) 773-5649


(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes  X    No  ___
       1/15

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



       2/15
                              PART I
                            __________

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company develops its income from two sources, Resort Operations, which consists of monies earned from site rentals and from rental of RV storage space, and the second source is Retail Operations which consists of a General Store and the RV Parts and Service Facilities.

Income from Resort Operations for the three month period ended June 30, 1996, increased $32,847, or 6.6%, above the same period in 1995, and for the nine month period ended June 30, 1996, increased $140,518 or 12.2%, above the same period in 1995. The increase in income from resort operations is the result of two factors. The first factor, which increased occupancy during the third quarter by 1,397 or 9.3% paid site nights was additional advertising using a direct mailer in March of 1996, Cable TV spots from January through
March 1996 and Radio spots during the month of June.    The second factor was
RV storage revenues grew $16,701 or 9.0% above the same nine month period last year ended June 30, 1995. This growth is attributed to an increase of 21 RV units, or a 2.7% increase in storage inventory.

       3/15

Retail operations revenue increased by $11,061 or 10.2%, for the three month period ended June 30, 1996 compared to the same period in 1995 and for the nine month period ended June 30, 1996, Retail Operations increased by $37,092, or 15.2%, which is a direct result of increased occupancy in the resort and
the local community.    The addition of propane sales at the RV Parts and
Service Facility increased the traffic count at the RV Parts Store and in turn increased store sales.

The Company currently has no plans to increase or decrease its property and anticipates it will continue to operate the restaurant by lease to an outside vendor.

Operating expenses for the three month period ending June 30, 1996, were managed to a decrease of $10,901 or 2.6%, below the same period in 1995 and for the nine month period ending June 30, 1996, decreased by $25,722, or 2.0%, below the same period in 1995. This decrease is a result of continued close management in the areas of risk management, service expenses and recognizing the one time flood damage expense in 1995.

Cost of Goods Sold expenses for the three month period ended June 30, 1996, decreased to 56.8% compared to 61.7% for the same period in 1995, and for the nine month period ending June 30, 1996, costs were at 56.8% compared to 56.4% for the same period in 1995. The Cost of Goods Sold variance comparing quarter to quarter is a result of the sales mix of Goods and Services sold at the retail outlets.

Interest expense for the three month period ended June 30, 1996, was reduced by $2,727, or 29.0%, below the same period in 1995, and for the nine month period ending June 30, 1996, was reduced by $6,343, or 22.3%, below the same period in 1995. These reductions are a result of increase of payments to principal owed and continued retirement of long term debit.

Income before provisions for taxes on income for the quarter ended June 30,
1996, was $79,686 compared to $42,170 for the same period in 1995.     Net
loss before provisions for taxes on income for the nine month period ended June 30, 1996, decreased by $165,360, or 74.5%, below the same period in 1995.
 Reduced Income tax benefits is the result of higher profits and increased capitalization of the property.

LIQUIDITY
The Company has consistently demonstrated an ability to optimize revenues developed from the resort and retail operations during the summer season. Historically, the Company, because of it's seasonal market, has produced over 40% of it's revenue during the fourth quarter. The fourth quarters' occupancy is expected to be consistent with that of the past years. Expenditures not related to the repair of the fresh water lift station are consistent with prior year's operations and resources are expected to be adequate to meet these demands.

The Company's cash and certificate of deposit position of $418,233 for the nine month period ended June 30, 1996, is $10,643, or 2.5%, below the same period in 1995. Rental deposits for the three month period ended June 30, 1996, increased $20,716, or 5.0%, above the same period ended June 30, 1995, which reflects a significant increase in advance reservations for the fourth quarter. Rental deposits for the nine month period ended June 30, 1996, increased $259,480, or 144.7%, from the period ending September 30, 1995, which is consistent with prior year's operations and is a result of the seasonal aspects of the business.

       4/15

During the nine month period ended June 30, 1996, Capital Expenditures increased by $318,417, or 174.7%, above the same period in 1995, as a result of the rebuilding of the outfall structure. The Company completed the rebuilding of the outfall structure, the proposed site renovation project, purchase of chairs for the Club House, purchased a street sweeper and a utility golf cart. The other planned capital expenditures included restaurant renovations, renovation of 48 sites, major road repair and purchase of a commercial pressure washer for the RV Facilities were completed and the company expects to install playground equipment prior to the end of the fiscal year.


A portion of the future capital expenditures previously planned have been temporarily suspended because of the expenditures required to rebuild the
outfall structure.   Capital expenditures not completed prior to the peek
season will be completed after Labor Day. The Company was able to fund all improvement projects through operations with out using the $150,000 Line of Credit established as a contingency.

Repayment of all outstanding loans balances are current and the Company, as a policy, continues to pay an additional portion toward the principal to reduce debt and interest expense.


       5/15
                   PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS
          Not Applicable

ITEM 2 -  CHANGES IN SECURITIES
          Not Applicable

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES
          Not Applicable

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not Applicable

ITEM 5 -  OTHER INFORMATION
          Director Danny Shaffer (a non-compensated director elected by the shareholders of Pismo Coast Village, Inc.) submitted his resignation on March 13, 1996, due time constraints and other
          business demands.   The Nominating Committee was directed to
          interview applicants to fill the position and at the meeting of July 20, 1996 they recommended and the Board of Directors took action to appoint Thomas A. Rourke to fill the vacancy on the Board.

ITEM 6 -      EXHIBITS AND REPORTS ON THE 8-K

    (a)  Exhibit Index:

                             Sequential
         Exhibit Number      Item Description       Page Number

              24             Consent of Accountants        *
              27             Financial Data Schedule       **
              28             Accountant's Review
                              Report                       8

         *  Contained in Accountant's Review
            Report, Exhibit 28.
         ** Filed electronically only

       6/15

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PISMO COAST VILLAGE, INC.


Date: _________8/14/96__________________

Signature:_____/s/ Ronald Nunlist ______
              Ronald Nunlist, President


Date: _________8/14/96_________________

Signature:____/s/ Jerald Pettibone ____
         Jerald Pettibone, Chief Financial Officer


       7/15