Form 10KSB
period 1996-09-30
PISMO COAST VILLAGE INC
filed 1996-12-30
CIK 216877

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
            TO THE 1934 ACT REPORTING REQUIREMENTS

           U.S. SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

                         FORM 10-KSB

  [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [Fee Required]

     For the Fiscal Year ended September 30, 1996

  [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from ________ to ________

          Commission file number 0-8463

                  PISMO COAST VILLAGE, INC.
                  -------------------------
        (Name of small business issuer in its charter)

                  California           95-2990441
                  ----------           ----------
   (State or other jurisdiction       (IRS Employer ID Number)
  of incorporation or organization)

     165 South Dolliver Street, Pismo Beach, CA  93449
    --------------------------------------------------
    (Address of Principal Executive Offices)   (Zip Code)

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

                         Common Stock
                       ---------------
                       (Title of Class)
       1/40

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days past. YES XX NO __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. XX

     State issuer's revenues for its most recent fiscal year.  $2,585,052

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 if the Exchange Act).
  $ 16,824,500

     State the number of shares outstanding of each of the
  issuer's classes of common equity, as of the latest practicable date.  1,800


       2/40




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

          PUBLIC AND SHAREHOLDER USERS
  The present policy of the Company is to offer each shareholder the opportunity for 45 days of free use of sites at the Resort, 25 days may be used during prime time and 20 days during non-prime time. The free use of sites by shareholders is managed by designating the days of the year as prime time and non-prime time. A prime time day is one that is most in demand, for example Memorial Day weekend and the period from mid-June until Labor Day. Non-prime time is that time with the least demand. Each shareholder is furnished annually a calendar that designates the prime and non-prime time days, it also provides a schedule of when reservations can be made and the procedure for making reservations. Shareholders free use of sites average approximately 20% to 21% annually, refer to Results of Operations MD&A, page 10.

          SEASONAL ASPECTS OF BUSINESS AND EFFECT ON CAPITAL
  The business of the Company is seasonal and is concentrated during prime days of the year which are defined as follows:
  Washington's birthday, Easter week, Memorial Day weekend, summer vacation months, Labor Day, Thanksgiving weekend and Christmas vacation.

       3/40

          WORKING CAPITAL REQUIREMENTS
  By accumulating reserves during the prime season, the Company is able generally to meet its working capital needs during the off-season. Industry practice is to accumulate funds during the prime season and use such funds as necessary in the off-season. The Company has arranged a $150,000 line of credit to ensure funds are available, if necessary, in the off-season.

          COMPETITION
  The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities which include 16 Channels of Satellite TV, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service which includes RV Storage and RV Repair and Service. In Fiscal Year 1995, the Resort was recognized by "Trailer Life Magazine" as one of only five premiere family parks in the United States, and Pismo Coast Village, Inc., was the only one listed west of the Mississippi River. In Fiscal Year 1996, Pismo Coast Village, Inc., was awarded the designation of RV Park of the Year 1995 by the National Association of RV Parks and Campgrounds (ARVC) which has a membership of over 3,000 properties. These factors allow the Resort to price its site rental fees well above most of its competition based on perceived value received.

  Competition for the tourist market is keen between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau and Business Improvement Group and are major sponsors in cooperative events and advertising. The Resort continues to direct market off season discounts using its reservations' database to enhance repeat business. The marketing program has been expanded targeting groups and clubs by providing entertainment and catering services through the restaurant. The Company's marketing plan was funded by $50,583 for Fiscal Year 1996 which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service.

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

       4/40

  The main property of the Resort is located within the boundaries of those lands under the review and purview of the Coastal Commission of the State of California and the City of Pismo Beach. The water and sewer systems are serviced by the City of Pismo Beach. The Company was subject to state and federal regulations regarding the reconstruction of an outflow structure that empties into Pismo Creek at the north boundary of the Resort. Because the Resort is within the wetlands area, the California Coastal Commission required permits for repair and construction to be reviewed by the following agencies: City of Pismo Beach, State Lands Commission, Regional Water Quality Board State of California, California Department of Fish and Game, State Department of Parks and Recreation and the Army Corps of Engineers. The requirement for these permits involved the diversion of capital from operations, but did not increase cost of debt financing.

          EMPLOYEES
  The Company generally employs 35 to 45 persons year round, 22 of whom are part-time employees. This complement is increased by approximately eight during the summer season. The Company considers eight to ten of the employees to be career employees, the remainder are entry level and part-time workers. The General Manager works under contract, all other employees are "At Will" employees with no guarantee of employment. The following chart depicts the number of employees by area of organization:

  Department          Full Time      Part Time    Seasonal

  Corporate Office       4               1
  Accounting Office      3
  Reservations           4               4          2
  Maintenance            8               1
  RV Operation           4               1
  Store                  1               4          2
  Recreation                             3          4
     Total              24              14          8

          ADDITIONAL INFORMATION
  The Company's business and plan of operation for the fiscal year starting October 1, 1995, required revision as a result of the flood damage sustained by a storm water outflow drainage structure on March 10, 1995. The revised plan considered the continued requirement to fund the rebuilding of the damaged outflow structure and expenditures for only those capital projects considered necessary to insure the Company maintains its resort-like facilities. The Company estimated the cost to repair the outfall structure would be approximately $350,000 - $400,000. In addition, the other proposed capital expenditures would be approximately $127,000. The proposed projects included the renovation of 48 sites, minor renovation of the three restroom complexes, installation of a playground, and the additional upgrade of the administration information computer system.

       5/40

  Capital expenditures in Fiscal Year 1996 included completion of the repair of the storm water outfall structure at a cost of $422,719, and $96,760 in additional expenditures for renovation of 48 sites, renovation of three restroom complexes, upgrade of administration information computer system, installation of a playground area, renovation of the restaurant kitchen, and purchase of a pressure washer, street sweeper, maintenance golf cart, and clubhouse furniture.

  Beginning October 1, 1994, site rental rates at the Resort were increased to range from $22 - $26 per day during the off season and $32 - $36 per day during prime time. Rates were not increased for Fiscal Year 1995-96 and an increase in rates is not being considered for Fiscal Year 1996-97. It is considered the current rates will continue to market site usage at its highest value and a rate increase would possibly affect the Company's ability to capture an optimum market share.


  ITEM 2  DESCRIPTION OF PROPERTIES

  The Company's principal asset consists of the Resort which is located at 165 South Dolliver Street in Pismo Beach, California. The Resort is built on a 26-acre site and includes 400 campsites with full hookups and nearby restrooms with showers and common facilities, such as a restaurant, video arcade, recreation hall, general store, swimming pool, laundromat, and three playgrounds.

  In 1980 the Company purchased a 2.2 acre parcel of real property located at 2050 22nd Street, Oceano, California, at a price of $66,564. The property is being used by the Company as a storage facility for recreational vehicles. The storage capacity of this lot is approximately 114 units.

  In 1981 the Company exercised an option and purchased a 3.5 acre parcel located at 300 South Dolliver Street, Pismo Beach,
  California, at a price of $300,000. The property, which previously had been leased by the Company, is used primarily as a recreational vehicle storage yard. The storage capacity of this lot is approximately 223 units.

         6/40

  In 1988 the Company purchased approximately .8 acres of property at 180 South Dolliver Street, Pismo Beach, California, across the street from the main property, consisting of a large building with a storefront and one large maintenance bay in the rear. Also, on the property is a smaller garage type building with three parking stalls. The Company enlarged its recreational vehicle repair operation, added RV storage for approximately eleven units and developed the storefront into an RV parts store. The property was purchased for $345,000, of which $300,000 was financed.

  There is no deferred maintenance on any of the Resort's facilities. The Company's facilities are in good condition and adequate to meet the needs of the stockholder users as well as the public users. The Company continues to develop sufficient revenue from general public sites sales to support a continued positive maintenance program and to meet the demands of shareholders use of free sites. For the Fiscal Year ending September 30, 1996, paid site occupancy was 39.7% compared to 45.1% in Fiscal Year 1995.

  The Resort, RV Repair Shop and Parts Store and two storage facilities constitute substantially all the Company's property, and are owned in fee. Two storage lots and beach access used by the shareholders and general public visitors are leased by the Company pursuant to the herein below described leases.


  1. TRAILER STORAGE YARDS. In 1986 the Company leased a parcel of land 100 feet wide by 1,600 feet long from the Southern Pacific Railroad Corp. The property is being used by the Company as a storage facility for recreational vehicles. Capital improvements in the amount of $40,000 were made to this property, which provides storage for approximately 183 units. The property was leased for $950 per month the first year, $1,400 per month for the second year, with continuing years tied to the "CPI" Index, or Fair Market Value of the property according to the lease agreement. During Fiscal Year 1996, lease payments were made in the amount of $34,020, Fiscal Year 1997 lease payments will be $34,020, and Fiscal Year 1998 lease payments will be $34,020 plus applicable changes in index or valuation.

  In 1991 the Company developed a lease for a five-acre RV storage lot at the Oceano Airport clear zone as storage for approximately
  337 RV's. This lot was developed to replace a 100-unit storage lot that was closed when the lease was not renewed. The lease on the new storage lot is for five years with an additional five-year option. Construction was completed in January 1992 and capital improvements in the amount of $330,768 were made to this property of which $300,000 was financed. The Company has notified its landlord that it wishes to exercise the five-year option and has received favorable response.

       7/40

  Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 for the second year and continuing years are tied to the "CPI" index. During Fiscal Year 1996, lease payments were made in the amount of $25,749, Fiscal Year 1997 lease payments will be $25,923 plus applicable changes in index, and Fiscal Year 1998 lease payments will be $25,923 plus index changes.

  The Company holds no lease agreement with any affiliated party.

  2.  AMENDMENT NO. 4 TO CONTRACT, PISMO STATE BEACH LOCATED IN
  SAN LUIS OBISPO COUNTY, PISMO COAST VILLAGE, INC., DATED JULY 1976. (Pertaining to the Boardwalk Concession Contract for construction and maintenance of three boardwalks to the beach for pedestrians at Pismo State Beach and to provide for continued access through the sand dunes to the State Beach abutting the Resort.) This contract is between the Company and the State of California Department of Parks and has been renewed annually since June 30, 1984. The contract was originally assigned by the former owner to Company by an assignment, dated December 1, 1975. Continued ocean access is granted annually by payment of a license fee of $400.

  The Resort leases out areas to other companies to insure that the best service and equipment are available for guest use. These areas are leased from the Company pursuant to the herein below described leases.

  1. RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC.
  This agreement is dated October 1, 1995, and pursuant to this agreement the Company granted Coin Amusements, Inc., the concession to operate various coin-operated game units at the Resort. The one year term expired on September 30, 1996. This agreement has been subsequently renewed for a one year term ending September 30, 1997; continued renewal is expected without significant impact.

  2. WEB SERVICE COMPANY, GOLETA, CA. The five-year lease expired on July 23, 1992, and was reissued for a five year period which will expire on July 22, 1997, and grants to Web Service Company the right to place and service coin-operated laundry machines at the Resort on a 50-50 basis for all revenues derived from their use. Continued renewal is expected without significant impact.

  3. RESTAURANT AGREEMENT, LITTLE QUARTERDECK, PISMO BEACH, CA.
  In 1993 the Company reorganized its restaurant operations from a company-managed facility to a leased restaurant operation. The concessionaire operates the restaurant facilities as an independent food service operation. A one year lease was entered into on May 1, 1996, at an annual rent of $4,800. It is expected this agreement will be renewed and continued without significant impact. The Company does not expect to resume operation of the restaurant facilities, but intends to continue leasing to a third party.

       8/40

  ITEM 3 LEGAL PROCEEDINGS

  The company or its property is not a party to any pending legal proceedings.


  ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

      Paragraph inapplicable

                    PART II


  ITEM 5 MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  (a.) There is no market for the Company's common stock except for limited or sporadic transactions; however, Mr. Kenneth L. McFarlen, a licensed broker/dealer, handles sales of the Company shares as Central Coast Investments. The last transaction the Company is aware of occurred on September 30, 1996, at a price of $9,500 for one share conveyed. This price was used for computation of aggregate market value of Company stock on the face page of this Report.

  (b.) The approximate number of holders of the Company's common stock on September 30, 1996 was:  1,534

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

         9/40

  ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

     CORPORATE OPERATING FORM
  Pismo Coast Village, Inc., operates as a 400 space recreational vehicle resort. The Corporation includes additional business operations to provide its users with a full range of services expected of a recreational resort. These services include a restaurant, store, video arcade, laundromat, recreational vehicle repair, parts shop and an RV storage operation.

  The Corporation is authorized to issue 1,800 shares, of one class, all with equal voting rights and all being without par value. Transfers of shares are restricted by Company bylaws.
  One such restriction is that transferees must acquire shares with intent to hold the same for the purpose of enjoying camping rights and other benefits to which a stockholder is entitled. Each share of stock is intended to provide the stockholder with the opportunity for 45 days of free site use per year. However, if the Corporation is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

  Management is charged with the task of developing sufficient funds to operate the Resort through site sales to general public guests, by allocating a minimum of 175 sites to general public use and allocating a maximum of 225 sites for stockholder free use. The other service centers are expected to generate sufficient revenue to support themselves and/or produce a profit.

     CURRENT OPERATING PLANS
  Fiscal Year 1996 was to be the fifth year of a five-year plan to revitalize its service centers and upgrade the facilities of the Resort. However, due to the cost of replacing the storm water outfall structure, which was damaged March 10, 1995, the fourth and fifth years of the plan have been revised. In Fiscal Year 1995 and 1996, the Company limited expenditures to projects required for operations, safety and to maintain the resort-like facilities. This action was taken to allow the Company to develop larger reserves required to fund construction of a storm water outfall structure. The previous five-year plan, which was in its fourth year, will be extended into future years. The Company has completed the renovation of the 48 sites on the south side of the Resort and plans to complete an additional 123 sites on the north side during Fiscal Year 1997. In addition to this major project, the Company plans to: upgrade the streets with petromat and slurry seal, upgrade/refurbish the maintenance yard by resurfacing the lot and building a garage building, rebuild a restroom complex, and build an addition onto the accounting office. Further, the Company plans to purchase a trash compactor, RV tow vehicle, gas driven utility cart, and upgrade the Reservations' software system. The Company estimates these plans will cost approximately $530,000 and can be funded from cash from operations.

       10/40

  FINANCIAL CONDITION
  The business of the Company is seasonal and is concentrated on prime days of the year which are defined as follows: Washington's birthday, Easter week, Memorial Day weekend, summer vacation months, Labor Day, Thanksgiving weekend, and Christmas vacation. There are no known trends which affect business or affect revenue.

  During the fiscal year ended September 30, 1996, there were several events which impacted the reporting period's profits which were of a short term duration, and were either non-repetitive or corrected by remedial actions in the operations of the Company.

  The one major impact on the financial condition of the Company was the reconstruction of the storm water drainage outfall caused by storm damage suffered March 10, 1995. The $422,719 cost of this project required the review and modification to the Company's business and operational plans during the fiscal year ending 1996. This impact included reduction of proposed capital expenditures, such as deferring site enhancement on the north side of the Resort and deferring the rebuilding of a restroom complex. The Company was able to meet the required funding, however, a $150,000 Line of Credit was established to insure funds are available during off season periods.

  The Company plans to continue its aggressive policy to reduce its long term debt and to adopt conservative budgets with managed capital outlays. In September 1993, a note for 180 South Dolliver Street and another for improvements at an Oceano storage lot were refinanced, and the new note was for $461,410; the current balance is $211,343, interest variable (currently 10.5%). The Board of Directors has directed management to pay an additional $5,000 with each monthly principal payment made to this note. It is expected additional payments toward the principal will continue and this will reduce interest expense and the requirement for financing from outside sources.

  The Company is current on its payments on the installment note payable, at 8% interest with a principal due of $12,384, secured by a deed of trust on a Company storage lot at 2050 22nd Street, Oceano, California.

  The combined principal balance due on the two notes which remain outstanding as of September 30, 1996, was $223,727. The Company has arranged a $150,000 line of credit that has not been drawn on to date. The Company has no other liabilities to creditors other than current accounts payable arising from its normal day-to-day operations and advance Resort rental reservation deposits, none of which are in arrears.

  The Board of Directors continues its previously established policy by adopting a stringent, conservative budget for Fiscal Year 1997, which projects a positive cash flow of approximately $385,335 from operations. While the Company projects a positive cash flow, this cannot be assured for Fiscal Year 1997. Capital expenditures planned for 1997 include the continued enhancement of 123 RV sites with granite base and utility upgrades,

       11/40

  rebuilding of a restroom, purchase of a trailer moving vehicle, upgrading of the computer system and continuing the enhancement of the maintenance area, equipment and buildings. These investments are projected to be approximately $530,000, most of which can be deferred, if necessary. These proposed capital improvements will be funded from cash from operations, from existing working capital and, if necessary, from a line of credit obtained by the Company in the event projected cash is not developed. Thus, budgeted cash flow for the year is expected to be within the Company's capabilities based on its present working capital position.

  LIQUIDITY
  The Company's policy is to use its ability to generate operating cash flow to meet its expected future needs for internal growth. The Company has continued to maintain sufficient cash so as to not require the use of a short term line of credit during the off-season period, and the Company expects to be able to do so (although no assurance of continued cash flow can be given.).

  Net cash provided by operating activities, including purchase of a certificate of deposit which existed in 1995 and was discontinued in 1996, totaled $577,120 in 1996, compared to $427,831 in 1995 and $316,912 in 1994. Cash on hand and
  Certificates of Deposits for period in 1996 decreased over the period ended 1995 by $11,830, and increased over the period ended 1994 by $115,166. These fluctuations are a result of rebuilding the storm water outfall structure, marketing a reduced discount rate, pricing concepts and the added revenues from RV Storage space. The fluctuation of cash position in Fiscal Years 1996, 1995, and 1994 are a result of deferring selected capital projects. The capital projects that were deferred will not detrimentally affect current business and were moved to the next two out years. Future capital expenditures are expected to be funded through normal operating cash flows.

  The major capital expenditures during 1996 consisted of $502,514 to rebuild the storm water outfall structure due to storm damage, renovation of restaurant kitchen, site enhancements, playground equipment, computer software, awnings, street sweeper, maintenance cart, and clubhouse furniture. Major capital expenditures during 1995 consisted of $195,043 for site enhancements, installation of night/safety lights, road repair, painting of buildings, computer hardware and clubhouse furniture. In 1994, cash investments of $166,650 included site enhancements and purchase of a trailer moving vehicle. Site enhancements have involved installation of curbing, landscaping, road improvements, sidewalks and crushed granite as a parking base. These site improvements have assisted management in raising the average paid rate from $23.61 in 1994, to an average of $27.97 in 1995 and an average of $27.78 in 1996.

       12/40

  The Company has continued to maintain sufficient cash from operations to not require the addition of long term debt during 1996 or 1995. With the possibility of requiring additional funds for planned capital improvements and winter season, the Company has taken steps to establish a $150,000 Line of Credit to insure funds will be available if required.

  Fiscal Year 1996's current ratio (current assets to current liabilities) of 1.8 decreased from Fiscal Year 1995's current ratio of 2.2. The decrease in current ratio is the result of $502,705 in capital expenditures, and an increased tax liability at year end.

  Working Capital decreased to $289,613 at the end of Fiscal Year 1996 compared with $386,438 at year end Fiscal Year 1995, and $293,214 Fiscal Year 1994. These fluctuations are a result of planned capital improvements, development of cash reserves and deferment of capital projects that have not detrimentally affected current operations and no required maintenance has been deferred.


  CAPITAL RESOURCES AND PLANNED EXPENDITURES
  The Company plans capital expenditures of $530,000 in Fiscal Year 1997 to renovate 123 camping sites, utility upgrades, restroom reconstruction, purchase of a trailer moving vehicle, upgrading of the computer system and continuing the enhancement of the maintenance area, equipment and buildings. Funding for these projects is expected to be by revenue generated from the normal course of business and are expected to increase the Resort's value to its stockholders and the general public.

       13/40

  (d)     RESULTS OF OPERATIONS

  (1) YEAR TO YEAR COMPARISON

  INCOME: Increased over the prior fiscal year ended September 30, 1995, by $164,016, or 6.8%, and increased from fiscal year ended September 30, 1994, by $240,037, or 10.2%.

                        INCOME BY SEGMENT

                                 1996           1995           1994
   OCCUPANCY
   % of Stockholder Site Use     20.8%           20.2%           21.3%
   % of Site Rental              42.1%           39.8%           45.1%
   % of Storage Rental           94.0%           95.4%           92.9%

  RESORT OPERATIONS
  Site Rental                 $1,710,716      $1,621,027      $1,553,514
  Storage Operations            $319,280        $294,400        $276,959
  Support Operations            $109,180         $89,336         $88,546

  Total                       $2,139,176      $2,004,763      $1,919,019

  RETAIL OPERATIONS
  Store                         $308,293        $291,616        $302,718
  RV Repair/Parts store         $137,583        $124,657        $123,278

  Total                         $445,876        $416,273        $425,996

  TOTAL INCOME                $2,585,052      $2,421,036      $2,345,015

         14/40

  Increases in Resort Operations income can be directly attributed to a 5.9% increase in site rental occupancy and an increase in fees charged to place stored vehicles on site. In addition, increases can be attributed to a change in marketing strategies; in Fiscal Year 1994 midweek rates were discounted 50% for the period November l, 1993, through June 15, 1994. However, during Fiscal Year 1996 and 1995 midweek rates were discounted only 25% which in turn developed increased revenues. Elimination of special promotional pricing and additional lot space rentals for recreational vehicle storage also significantly contributed to increased revenues. Storage revenue has increased each year since the Company established a new storage lot and increased storage capacity by 300 units. The available recreational vehicle storage space is approximately 94% full.

  Retail operations increased $29,603, or 7.1%, as compared to Fiscal Year 1995. The RV Repair and Parts operation's growth is directly related to the growth of the storage operation and the increase in General Store revenues are a direct result of a 5.1% increase in total occupancy during the current year compared to Fiscal Year 1995. Retail operations reflect an increase in income of $19,880, or 4.7%, above Fiscal Year 1994. The increase in income in retail operations can be attributed to the continued increase of revenues in the RV Repair and Parts Operations.

  The restaurant operation is no longer a Company revenue center. It was closed as a Company operation in October of 1992 and is
  currently being operated as a leased facility.    Currently, the
  Company expects to continue the leasing out of this facility.

  OPERATING EXPENSES: Decreased $8,137, or 0.5%, in the year ending September 30, 1996, over the year ended September 30, 1995, and increased $14,860, or 0.9%, over the year ended September 30, 1994. Decreases from Fiscal Year 1995 to Fiscal Year 1996 relate directly to expenses caused by a flood condition which occurred on March 10, 1995. The increase of $14,860, or 0.9%, between Fiscal Year 1996 and 1994 is considered to be within expectations.

  INTEREST EXPENSE: Decreased during the year ended September 30, 1996, from the year ended September 30, 1995, by $8,993, or 24.2%, as a result of increased principal payments, prepayment of principal, and reduced interest rates. Interest decreased by $10,924, or 27.9%, from the year ending September 30, 1994, as a result of increased principal payments, a reduced rate of interest, and retirement of debt on an installment note payable.

  INCOME BEFORE PROVISION FOR TAXES: Indicated a profit of $279,576 for the year ended September 30, 1996, compared to a profit of $146,287 for the year ended September 30, 1995, compared to a profit of $98,143 for the year ended September 30, 1994. These profits are reflective of the Company's current pricing policies, and continuing efforts to maximize Resort services and increase capital expenditures.

       15/40

  Inflation has not had a significant impact on our profit position. Company has increased rates which have more than compensated for the rate of inflation.


    ITEM 7  FINANCIAL STATEMENTS

       16/40



                        PISMO COAST VILLAGE, INC.
                            TABLE OF CONTENTS
              YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



                                                             PAGE

Independent Auditors' Report                                    3

Balance Sheets September 30, 1996 and 1995                      4

Statements of Operations and Changes in Retained Earnings       5
   (Deficit) for the Years Ended September 30, 1996, 1995 and 1994

Statements of Cash Flows for the Years
    Ended September 30, 1996, 1995 and 1994                     6

Notes to Financial Statements                                7-13




       17/40






                      INDEPENDENT AUDITORS' REPORT


Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California 93449

We have audited the accompanying balance sheets of Pismo Coast Village,Inc. as of September 30, 1996 and 1995, and the related statements ofoperations and changes in retained earnings (deficit) and cash flows foreach of the three years then ended September 30, 1996. These financialstatements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo
Coast Village, Inc. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years then ended September 30, 1996, in conformity with generally accepted accounting principles.




Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation

October 17, 1996

       18/40

                        PISMO COAST VILLAGE, INC.
                             BALANCE SHEETS
                       SEPTEMBER 30, 1996 AND 1995

                                           1996        1995


ASSETS
Current Assets
Cash and cash equivalents                $517,236    $529,066
Accounts receivable                         6,122      10,960
Inventory                                  59,092      65,826
Current deferred taxes                     25,000      22,624
Prepaid expenses                           60,864      74,079
                                          -------     -------
Total current assets                      668,314     702,555

Pismo Coast Village Recreational
  Vehicle Resort and Related Assets -
  Net of accumulated depreciation       5,643,793   5,423,666


Other Assets                               12,979       8,255
                                        ---------   ---------
Total Assets                           $6,325,086  $6,134,476
                                        =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                          $37,244     $37,796
Salaries payable                            1,633       9,200
Vacation payable                           33,482      28,456
Other accrued expenses                     29,879      32,155
Rental deposits                           197,968     179,300
Income tax payable                         45,000       6,498
Current portion of long-term debt          33,495      22,712
                                          -------     -------
Total current liabilities                 378,701     316,117

Long-Term Liabilities
Long-term deferred taxes                   66,000      23,331
Long-term debt                            190,232     287,451
                                          -------     -------
Total liabilities                         634,933     626,899

Stockholders' Equity
Common stock - no par value, issued
and outstanding 1,800 shares            5,647,708   5,647,708
Retained earnings (deficit)                42,445    (140,131)
                                        ---------   ---------
Total stockholders' equity              5,690,153   5,507,577

Total Liabilities and Stockholders'     ---------   ---------
  Equity                               $6,325,086  $6,134,476
                                        =========   =========


The accompanying notes are an integral part of these financial statements.

       19/40

                        PISMO COAST VILLAGE, INC.
        STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
              YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994




                              1996        1995        1994

Income
Resort operations        $2,139,176   $2,004,763   $1,919,019
Retail operations           445,876      416,273      425,996
                          ---------    ---------    ---------
Total income              2,585,052    2,421,036    2,345,015

Costs and Expenses
Operating expenses        1,739,856    1,747,993    1,724,996
Cost of goods sold          255,060      235,817      242,584
Depreciation                281,062      252,447      238,868
Amortization                  1,325        1,326        1,327
Interest                     28,173       37,166       39,097
                          ---------    ---------    ---------
Total costs and expenses  2,305,476    2,274,749    2,246,872
                          ---------    ---------    ---------
Income Before Provision for
 Taxes on Income            279,576      146,287       98,143

Provision for taxes on income
                             97,000       40,427       29,316
                          ---------    ---------    ---------
Net Income                  182,576      105,860       68,827

Retained Earnings (Deficit)
Beginning of Year          (140,131)    (245,991)    (314,818)
                          ---------    ---------    ---------
End of Year                 $42,445    $(140,131)   $(245,991)
                          =========    =========    =========
Earnings Per Share          $101.43       $58.81       $38.24
                          =========    =========    =========


The accompanying notes are an integral part of these financial statements.

       20/40

                        PISMO COAST VILLAGE, INC.
                        STATEMENTS OF CASH FLOWS
              YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                        1996        1995        1994


Cash Flows From Operating Activities
Net income                             $182,576    $105,860     $68,827
                                        -------     -------     -------
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation                            281,062     252,447     238,868
Amortization                              1,325       1,326       1,327
Proceeds (purchases) of
  certificates of deposit                            50,000     (50,000)
(Increase) decrease in accounts
  receivable and prepaid expenses        18,053      15,857      (12,869)
(Increase) decrease in inventory          6,734       7,157       (7,895)
(Increase) decrease in deferred
  income tax                             (2,376)      5,358       24,341
(Increase) decrease in other assets      (4,724)      1,800
Increase (decrease) in accounts payable    (552)     15,528      (30,645)
Increase (decrease) in salaries payable  (7,567)    (16,985)       6,477
Increase in vacation payable              5,026         879        3,646
Increase (decrease) in other
  other accrued expenses                 (2,276)      1,433        1,259
Increase in income taxes payable         38,502       6,498       (4,915)
Increase in deferred income tax          42,669      23,331
Increase in rental deposits              18,668       7,342       28,491
                                        -------     -------      -------
   Total adjustments                    394,544     371,971      198,085
                                        -------     -------      -------
   Net cash provided by operating
     activities                         577,120     477,831      266,912
                                        -------     -------      -------

Cash Flows From Investing Activities
Capital expenditures                   (502,514)   (212,540)    (166,650)
                                        -------     -------      -------
Net cash used in investing activities  (502,514)   (212,540)    (166,650)
                                        -------     -------      -------
Cash Flows From Financing Activities
Retirement of debt                      (86,436)    (88,295)    (107,452)
                                        -------     -------      -------
Net cash used in financing activities   (86,436)    (88,295)    (107,452)
                                        -------     -------      -------
Net increase (decrease) in cash and
  cash equivalents                      (11,830)    176,996       (7,190)

Cash and Cash Equivalents
at Beginning of Year                    529,066     352,070      359,260
                                        -------     -------      -------
Cash and Cash Equivalents
at End of Year                         $517,236    $529,066     $352,070
                                        =======     =======      =======
Schedule of Payments of Interest and
Taxes Payments for interest             $28,173     $37,166      $39,097
Payments for income tax                 $18,318      $4,880       $9,938

The accompanying notes are an integral part of these financial statements.

       21/40

                        PISMO COAST VILLAGE, INC.
                      NOTES TO FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1996,  1995 AND 1994

Note 1 - Summary of Significant Accounting Policies

Nature of Business
        Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

Inventory
        Inventory has been valued at the lower of cost or market on a first-in, first-out basis.

Depreciation and Amortization
        Depreciation of property and equipment is computed using an acceler-ated method based on the cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:

         Building and park improvements         5 to 40 years
         Furniture, fixtures, equipment and
           leasehold improvements               5 to 31.5 years
         Transportation equipment               5 to 10 years

Loan fees of $9,292 net of accumulated amortization of $3,978 and $2,653 at September 30, 1996 and 1995, respectively, are included with other assets. Amortization is computed using the straight-line method over seven years. The balance of other assets at September 30, 1996 and 1995, represents deposits on hand of $7,665 and $1,616, respectively.

Investment Tax Credits
        Investment tax credits are accounted for by the flow-through method.

Earnings Per Share
        The earnings per share is based on the 1,800 shares issued and outstanding.

Cash and Cash Equivalents
        For purposes of the statements of cash flows, the Corporation considers all highly liquid investments including certificates of deposit with a maturity of three months or less when purchased, to be cash equivalents.

Use of Estimates
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

       22/40

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30,  1996, 1995 AND 1994
PAGE 2



Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets At September 30, 1996 and 1995, property and equipment, which are recorded at cost, included the following:

                                1996        1995

Land                           $2,680,850  $2,680,850
Building and park improvements  5,521,908   5,020,613
Furniture, fixtures,
equipment and leasehold
improvements                    1,205,415   1,197,457
Transportation equipment          148,152     139,227
Construction in progress              147      17,136
                                ---------   ---------
                                9,556,472   9,055,283
Less accumulated
depreciation                    3,912,679   3,631,617
                                ---------   ---------
                               $5,643,793  $5,423,666
                                =========   =========

Major additions in the year ended September 30, 1996, included, creek restoration, granite site bases, and safety lighting projects.

Note 3 - Long-Term Debt
        Long-term debt at September 30, 1996 and 1995, is summarized as follows:

                                                    1996        1995

     8% Installment note payable, due in monthly
        installments of $125 through April 13,
        2010, secured by deed of trust on the
        storage lot at 2050 22nd Street, Oceano. $ 12,384       $ 12,872

  10.5% Installment note payable, due in monthly
    installments of $4,426 through August 1, 2000,
    unpaid balance due in full September 1, 2000.
    Interest is variable, secured by deed of trust on
    300 South Dolliver and 180 South Dolliver,
    Pismo Beach.                                  211,343       297,291
                                                  -------       -------
                                                  223,727       310,163
    Less current portion of long-term debt         33,495        22,712
                                                  -------       -------
                                                 $190,232      $287,451
                                                  =======       =======
       23/40

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996, 1995 AND 1994
PAGE 3


Note 3 - Long-Term Debt (Continued)
        Maturities of long-term debt are as follows:

Year Ended September 30,       Amount

        1997                $33,495
        1998                 36,633
        1999                 40,656
        2000                103,141
        2001                    727
        Thereafter            9,075
                            -------
        Total              $223,727

Total interest cost incurred was $28,173, $37,166 and $39,097 for the years ended September 30, 1996, 1995 and 1994.

Note 4 - Line of Credit
        The Company has a revolving line of credit for $150,000. The interest rate is variable at two percent over prime, with an initial rate of 10.25 percent expiring December 28, 1996. The purpose of the loan is to augment operating cash needs in off season months. There were no outstanding amounts as of September 30, 1996.

Note 5 - Common Stock
        Each share of stock is intended to provide the shareholder with a minimum free use of the park for 45 days per year. If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

        A shareholder is entitled to a pro rata share of any dividends as well as a pro rata share of the assets of the Company in the event of its liquidation or sale. The shares are personal property and do not constitute an interest in real property. The ownership of a share does not entitle the owner to any interest in any pabticular site or camping spot.

Note 6 - Carryforwards Relating to Federal Income Taxes
        The Company has the following tax credits available to offset future federal tax liabilities:

       Approximate investment tax credits expiring as follows:

    September 30, 2000                      $250
    September 30, 2001                       356

       24/40

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996, 1995 AND 1994
PAGE 4


Note 7 - Income Taxes
        Effective October 1, 1992, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109).
SFAS 109 requires, among other things, a change from the deferred to the asset-liability method of computing deferred income taxes. This is considered a change in accounting principle and the net effect of the change resulted in a one time benefit of $83,402.

The provision for income taxes consists of the following components:

                          1996        1995        1994
Current:
Federal                 $62,000     $33,713     $11,615
State                    25,000      11,738       6,186
                         ------      ------      ------
                         87,000      45,451      17,801
Deferred:
Federal                  38,000      26,901      16,793
State                     2,000       1,788       7,548
                         ------      ------      ------
                         40,000      28,689      24,341

Tax benefit of net
operating loss
carryforward:
Federal                 (30,000)    (33,713)    (11,615)
State                                            (1,211)
                         ------      ------      ------
                        $97,000     $40,427     $29,316

The deferred tax assets (liabilities) are comprised of the following:

                                  1996                 1995
                            Current  Long-Term   Current  Long-Term
Deferred tax assets:
     Federal                $23,000   $          $20,533   $
     State                    2,000                2,091

  Deferred tax liabilities:
     Federal                          (46,000)               (4,718)
     State                            (20,000)              (18,613)
                            -------   -------    -------     -------
                            $25,000  $(66,000)   $22,624    $(23,331)

       25/40

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996, 1995 AND 1994
PAGE 5


Note 7 - Income Taxes (Continued)

The above deferred tax assets (liabilities) consist of the following temporary differences:

                                                   1996        1995
    Depreciation                                $(66,000)   $(48,806)
                                                  ------      ------
    Total gross deferred tax liabilities         (66,000)    (48,806)

    Net operating loss carryforward                           23,853
    Federal tax credits                            3,000      11,622
    Vacation accrual                              10,000       6,587
    Miscellaneous                                 12,000       6,037
                                                  ------      ------
    Total gross deferred tax assets               25,000      48,099
                                                  ------      ------
                                                $(41,000)    $  (707)

The effective income tax rate varies from the statutory federal income tax rate as follows:

                                        1996        1995        1994

Statutory federal income tax rate       34.0 %      34.0%       34.0%
Increase (decreases):
    State income taxes, net of
     federal benefit                     6.3         6.2         8.5
    Effect of graduated tax rates       (5.1)      (12.8)      (12.6)
    Miscellaneous                        (.6)         .2          .1
                                        ----        ----        ----
    Effective Income Tax Rate           34.6 %      27.6 %      30.0 %

       26/40

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996, 1995 AND 1994
PAGE 6


Note 8 - Operating Expenses

Operating expenses for the years ended September 30, 1996, 1995 and 1994,consisted of the following:

                                  1996        1995        1994


Direct labor                    $450,450    $446,199    $475,321
Administrative salaries          225,569     199,321     190,388
Contract labor                       816      13,707       8,117
Insurance                        148,302     179,259     180,260
Payroll tax expense               64,977      64,047      64,703
Employee travel and training      15,778      15,497      15,217
Property taxes                    39,673      27,498      27,168
Taxes and licenses                 4,367       4,725       4,916
Corporation expense               46,257      55,344      45,834
Advertising and promotion         50,583      31,219      34,402
Telephone                         26,228      27,689      31,517
Security                          62,295      62,950      63,581
Office supplies and expense       38,943      37,565      35,847
Custodial supplies                 8,889       7,314       5,620
Recreational supplies              4,211       3,669       4,823
Professional services             24,413      33,142      21,477
Retail operating supplies          3,102       3,037       3,681
Repairs and maintenance           63,487      54,054      50,988
Contract services                125,713     123,128     120,561
Equipment lease                    1,850       1,001       3,051
Utilities                        194,691     193,380     204,729
Auto and truck expense            28,756      29,020      31,335
Rent - storage lots               59,769      55,766      52,815
Bad debts                          1,277         238         170
Service charges                   36,969      36,813      33,288
Storm damages                                 29,713
Uniforms                           5,904       5,882       9,323
Miscellaneous                      6,587       6,816       5,864
                               ---------   ---------   ---------
    Total Operating Expenses  $1,739,856  $1,747,993  $1,724,996

       27/40



PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996, 1995 AND 1994
PAGE 7



Note 9 - Operating Leases

The Company leases two pieces of property to use as storage lots. One is leased under a cancelable month-to-month lease. The other was entered into effective August 1, 1991, for five years with an option to extend the lease for an additional five years. Monthly lease payments are currently $2,160 and are increased annually based on the Consumer Price Index. Future minimum lease payments underthe second lease are as follows:

     Year Ended September 30,                       Amount

               1996                             $ 6,480
                                                  -----
               Total                            $ 6,480

The current agreement has been extended until December 31, 1996. The Company has given notice of intent to exercise the option for five additional years and is awaiting lessor approval.


       28/40

ITEM 8  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

  Inapplicable.



                           PART III


  ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS;
  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  (a) Except for new appointee Thomas Rourke who replaced Danny R. Shaffer, the Company's Directors were chosen at the Shareholder's Annual Meeting on January 20, 1996. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

  (b) The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no familial relationship between the Directors nor between the Directors and the Officers. There is no understanding or agreement under which the Directors hold office.

  HOWARD ALLARD, Director
      Howard Allard, age 71, resides at 5161 Diablo Drive, Sacramento, California 95842. He has a master's degree in education administration from California State University, Sacramento. He was an elementary school principal in the Rio Linda Union School District for 29 years prior to retirement in 1985. He has been a partner since 1978 in Allard Enterprises which maintains rental properties, and he has also been a partner since 1982 in Allard Limousine and in the Horse Shoeing Supplies Company since 1987. Mr. Allard has served on the Board for 16 years, including three years as President and two years as Secretary.

  EMILY BARTON, Director
      Emily Barton is 64 years old.  She resides at 4008
  Glenbrook Avenue, Bakersfield, California 93306. She holds an inactive B-1 California Contractor's License and a supplemental Swimming Pool License C-53. She was active in the building business for many years. She is still active in the remodeling and rehabilitation of her properties. She has been in the rental business for 29 years and is currently active in the rental business. Her specialty is buying foreclosures. She holds an inactive life and disability insurance license and is associated with Cross Town Insurance Co. She is past president of B'nai B'rith Women Bakersfield Chapter #69. Under her leadership, B'nai B'rith Women received many community service awards. She has served on the Board for four years.

       29/40

  DONALD BIANCHI, Director
      Donald Bianchi is 73 years old. He resides at 3605 Belle Terrace, Bakersfield, California 93309. He retired from the U.S. Air Force as a Lieutenant Colonel in 1983 and served as president of The Retired Officers Association in 1994. He was a traffic officer, pilot and accident follow-up investigator for the California Highway Patrol for 31 years until his retirement in 1978. He served as vice president of the Kern Kiwanis and is an active member of the Masonic Lodge. He is now a licensed state investigator in private practice and monitor for California traffic schools. He has served on the Board for 21 years.

  KURT BRITTAIN, Director and Executive Vice President
      Kurt Brittain is 66 years old and resides at 518 El Modena Avenue, Newport Beach, California 92663. After his Marine Corps service, he was employed for more than 33 years by Orange County, California, before his retirement in 1986. His background includes public works, flood control and manager of the county's harbors, beaches and parks system. He was in charge of three harbors, seven beaches and over 26 parks, three of which were camping parks. He has completed extension courses in business administration, management, recreation and real estate. He has served on the Board for seven years; including one year as Vice President - Administration, one year as Vice President - Secretary, and is currently serving a fourth year as Executive Vice President.

  ALBERT BROWN, Director
      Albert Brown is 73 years old.  He resides at 22718 Lone
  Eagle Road, Apple Valley, California 92308. He was employed at Hughes Aircraft for 20 years, from 1945 to 1965, T.R.W. Systems for 3 1/2 years, from 1965 to 1968, and Rohr Industry Inc., for 11 1/2 years, from 1968 until retirement in 1979. He worked his way up from being an assembler to senior industrial engineer, reporting directly to the manager of industrial engineering. He has completed extensive continued education in the field of industrial engineering at U.S.C. He is an instructor with the A.A.R.P. 55-Alive Senior Driving Course. He has served on the Board of Directors for 11 years, including two years as Vice President - Administration.

  HARRY BUCHAKLIAN, Director
      Harry Buchaklian is 64 years old. He resides at 1361 E. Ticonderoga Drive, Fresno California 93720. He has a B.A. degree from C.S.U.F. in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair.
  His career has included employment as assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College and technical supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He has served on the Board for 12 accumulative years, including most recently from September 16, 1995, to present.

       30/40

  FRANK DRAKE, Director
      Frank Drake is 55 years old.  He resides at 9511 Birch
  Creek Court, Bakersfield, California 93312. Mr. Drake has an A.A. degree from Bakersfield College, and holds an administration of justice lifetime vocational teaching credential from U.C.L.A. Mr. Drake retired after 20 years with the Kern County Sheriffs Department where he was commander of detective, administration and jail facilities. Following his retirement from the Sheriff's Department in 1988, he was employed as a safety consultant with State Compensation Insurance Fund assisting clients in complying with OSHA and other safety standards. He retired from this position in December 1995. Mr. Drake has served on the Board for one year.

  NORMAN GOULD, Director
      Norman Gould is 77 years old. He resides at 10597 Road 30, Madera, California 93637. He has a B.A. in education and an M.A. in administration. His occupation prior to retirement in 1986 was as the superintendent of schools for Madera County. He was a member of the board of directors of Kingsview, Inc., from 1968 to 1980 and held the positions of vice chairman and chairman of the board. He is currently on the board of directors of Valley Teen Ranch, Inc. Mr. Gould also serves as the president on the board of directors for Camp Sugar Pine, Inc., a nonprofit corporation. He has served on the Board for 18 accumulative years, most recently March 20, 1993, to present, including nine years as President, one year as Treasurer and two years as Secretary.

  MAURICE GREENBERG, Director
      Maurice Greenberg is 77 years old. He resides at 17225 Tennyson Place, Granada Hills, California 91344. He is a consulting registered civil engineer and geotechnical engineer in California, and registered professional engineer in nine other states. He worked 19 years with the Ralph M. Parsons Company, worldwide engineers and constructors, as vice president and manager of geotechnical services worldwide. Prior to that he worked 20 years as soils testing and construction inspection and geotechnical engineer for the city of Detroit, Michigan, and has been named a distinguished graduate and member of the Hall of Fame at Wayne State University where he received his Bachelor's degree. He retired in 1985 from the Ralph M. Parsons Company.
  He has a Master's degree in engineering from the University of Michigan. He is a life fellow of the American Society of Civil Engineers, life member of the Society of American Military Engineers, and life member of National Rifle Association. Mr. Greenberg has served on the Board for 11 years, including one year as Executive Vice President.

  EDWARD HINDS, JR., Director and Vice President - Secretary
      Edward (Dee) Hinds, Jr., age 69, resides at 3416 West
  Magill Avenue, Fresno, California 93711. He was employed by Bank of America serving as a branch officer, vice president, manager and regional credit administrator for more than 38 years prior to his retirement in 1988. He has served on the Board for 16 years, and is currently serving a fourth year as Vice President - Secretary.

         31/40

  TERRIS HUGHES, Director
      Terris (Terry) Hughes, is 47 years old and resides at 2426 Sunset, Wasco, California 93280. Mr. Hughes holds an A.A. degree from Bakersfield Junior College in police science. He has been employed with Cal Resources LLC for 23 years, an oil industry company recently acquired by Mobil Oil Corporation, and has held the position of senior training technician for the last 10 years. His duties include providing safety and operational training to Cal Resources LLC employees. Mr. Hughes has served on the Board for one year.

  LARRY KELLER, Director
      Larry Keller, age 43, resides at 3807 Mesa Grande, Bakersfield California 93304. Mr. Keller founded and operated Nooner Food Service from 1979 until 1992, providing on-site food service of up to 13,000 meals per day at fire camps for the U. S. Forest Service throughout 11 western states. He also served as president, vice president and secretary/treasurer of the Western Forest Fire Catering Association. Since 1992, Mr. Keller has been self-employed at Presidio Business Center, a commercial real estate management company he owns and manages. Mr. Keller has served on the Board for one year.

  RONALD NUNLIST, Director and President
      Ronald Nunlist, age 59, resides at 1105 Minter Avenue, Shafter, California 93263. He has been employed in the oil business for many years and since 1995 has been employed by Cal Resources LLC, an oil industry company recently acquired by Mobil Oil Corporation, as an operations foreman. He has served on the Board for 11 years, and is currently serving his fifth year as President.

  JERALD PETTIBONE, Director, Vice President - Finance, and Chief Financial Officer
      Jerry Pettibone, age 70, resides at 4179 Court Drive,
  Santa Cruz, California 95062. He sold and retired from his company, Pettibone Signs in Santa Cruz, in October 1988. He started the company in 1960, which operated statewide. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985-1986. He served on the board of directors of the California Electric Sign Association for 22 years and was recently elected a director emeritus. Also active in Rotary Club, he is a charter member and past president of the Capitola/Aptos Club. He has served Rotary as district governor of district 5170 in 1983-1984. Mr. Pettibone has been a shareholder since 1979. He has served on the Board for four years and is currently serving a third term as Vice President - Finance/Chief Financial Officer.

       32/40

THOMAS ROURKE, Director
      Thomas Rourke is 59 years old.  He resides at 899 Stagi
  Lane, Los Altos, California 94024. Mr. Rourke graduated from the University of Massachusetts in 1965 with a B.B.A. degree. He was vice president of operations at Lynch Communications, Inc., in Reno, Nevada from 1980-1982, and president of Lynch Circuits, Inc., in Sunnyvale, California from 1982-1987. He is currently president and chairman of the board of Startech Electronics, Inc., a company that produces printed circuit boards and other electronic equipment, in Mountain View, California, a position he has held since 1988. Mr. Rourke was appointed by the Board on July 20, 1996, to fill a vacancy created by the resignation of Danny Shaffer.

  HENRY VALENTIA, Director and Vice President - Administration
      Henry Valentia is 71 years old.  He resides at 2007
  Cardinal Way, Fairfield, California 94533. He is retired from the U.S. Air Force as a Lieutenant Colonel in 1969. He has a degree in industrial management and an A.A. in business administration. Mr. Valentia also retired from Chevron Corporation as a safety engineer in 1984. From June 1979 to June 1984 he served on the board of directors at Travis Air Force Base Credit Union on its finance committee. Mr. Valentia has also served two years as treasurer on the board of directors for Lawrence Welk Desert Oasis, Palm Springs, California. He has served on the Board for 10 years, and is currently serving a second year as Vice President - Administration.

  JACK WILLIAMS, Director
      Jack Williams is 46 years old.  He resides at 7801
  Revelstoke Way, Bakersfield California 93309. Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. Mr. Williams established his own C.P.A. practice in 1983, and has been in practice since that time. He has served on the Board of Directors for two years.

  CHARLES ZAHKA, Director
      Charles Zahka, age 70, resides at 6300 Alonzo Avenue,
  Encino, California 91316. He retired as vice president of the Broadway Department Stores in 1990 after 20 years. He presently serves as a private management consultant. Mr. Zahka is president of the Stroke Association of Southern California and vice-chairman of the Better Business Bureau of the Southland. He has served on the Board for eight years, including one year as Secretary and one year as President.

  DANNY SHAFFER, Former Director
      Danny Shaffer is 47 years old and resides at 16620 Johnson Road, Bakersfield California 93312. Mr. Shaffer been employed for 18 years as owner and president of Kern Backhoe Service, Inc., Kern Environmental Service, and KVS Transportation, oil construction, environmental, and transportation businesses. He also owns commercial rental properties. Mr. Shaffer was appointed by the Board on May 20, 1995, to fill a vacancy created by the death of Director Reva Ramey. Mr. Shaffer served on the Board until his resignation in March 1996.

       33/40
              Other Officers and Key Employees:

  BLAINE FORREST, Assistant Corporate Secretary and General Manager
      Blaine Forrest, 59 years old, is employed by the Company as General Manager and serves as Assistant Corporate Secretary. He resides at 120 4th Street, Templeton, California 93465. He has a B.S. degree in business management from Pacific Christian College and an M.P.A. from the University of San Francisco. He served in the military for 31 years, from 1955 to 1986, with assignments as administrative officer, facilities manager and comptroller. He served from 1983 to 1986 as a deputy director of the California Conservation Corps, a position to which he was appointed by the then governor of California. His business affiliations include: Member of board of directors of California Travel Parks Association for nine years, from 1987 to 1996, (serving two years as president), a director on the Pismo Beach Chamber of Commerce since 1991 and currently serving a second term as president, served as a commissioner on the Pismo Beach Conference and Visitors Bureau (a position appointed by the mayor of the city) from 1990 to 1996, and president of the Hospitality Association of Pismo Beach for three years, 1991, 1992 and 1993. Mr. Forrest has served in his position with the Company for ten years.


  FURTHER INFORMATION CONCERNING EXECUTIVE OFFICERS AND DIRECTORS

  To the knowledge of the Company, none of the officers or directors have been personally involved in any bankruptcy or insolvency proceedings. To the knowledge of the Company, none of the directors or officers have been convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

  ITEM 10  EXECUTIVE COMPENSATION

  No Officer or Director was paid over $100,000 during the past fiscal year.

  REMUNERATION OF DIRECTORS
  The directors received no cash remuneration for their service. However, the directors are entitled to mileage reimbursement for travel to and from meetings upon request. In addition, they are entitled to use of the Resort for attending meetings and are provided with food and refreshments in connection with Board Meetings. The aggregate value of the foregoing during the fiscal year ended September 30, 1996, was estimated at $14,579.

       34/40

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

  SECURITY OWNERSHIP OF MANAGEMENT

  (b) The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 1996:

                                          Amount of    Percent
  Board Member        Title of Class      Ownership    of Class

Howard Allard         Common Stock         1 Share      0.056%
5161 Diablo Ave
Sacramento CA 95842

Emily Barton          Common Stock         2 Shares     0.111%
4008 Glenbrook Ave
Bakersfield CA 93306

Donald Bianchi        Common Stock         2 Shares     0.111%
3605 Belle Terrace
Bakersfield CA 93309

Kurt Brittain         Common Stock         2 Shares     0.111%
518 El Modena Ave
Newport Beach CA 92663

Albert Brown          Common Stock          2 Shares    0.111%
22718 Lone Eagle Rd
Apple Valley CA 92308

Harry Buchaklian      Common Stock          1 Share     0.056%
1361 E Ticonderoga Dr
Fresno, CA 93720

       35/40
                                            Amount of    Percent
Board Member          Title of Class        Ownership    of Class

Frank Drake           Common Stock          1 Share      0.056%
1242 Castaic Ave
Bakersfield CA 93308

Norman Gould          Common Stock          1 Share      0.056%
10597 Road 30
Madera CA 93637

Maurice Greenberg     Common Stock          1 Share      0.056%
17225 Tennyson Pl
Granada Hills CA 91344

Edward Hinds, Jr.     Common Stock          1 Share      0.056%
3416 W Magill Ave
Fresno CA 93711

Terris Hughes         Common Stock          1 Share      0.056%
2426 Sunset
Wasco CA 93280

Larry Keller          Common Stock          1 Share      0.056%
3807 Mesa Grande
Bakersfield CA 93304

Ronald Nunlist        Common Stock          4 Shares     0.222%
1105 Minter Ave
Shafter CA 93263

Jerald Pettibone      Common Stock          1 Share      0.056%
4179 Court Dr
Santa Cruz CA 95062

Thomas Rourke         Common Stock          2 Shares     0.111%
899 Stagi Ln
Los Altos CA 94024

Henry Valentia        Common Stock          3 Shares     0.167%
2007 Cardinal Way
Fairfield CA 94533

       36/40

                                            Amount of    Percent
Board Member          Title of Class        Ownership    of Class

Jack Williams         Common Stock          1 Share      0.056%
7801 Revelstoke Way
Bakersfield CA 93309

Charles Zahka         Common Stock          2 Shares     0.111%
6300 Alonzo Way
Encino CA 91316

All Officers and
Directors as a Group  Common Stock          29 Shares     1.611%

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

                             PART IV

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

(a.)  Documents Filed as Part of the Report:

  Independent Auditor's Report

  Balance Sheets as of September 30, 1996 and 1995

  Statements of Operations and Changes in Retained Earnings
  (Deficit) for the years ended September 30, 1996, 1995 and 1994

  Statements of Cash Flows for the years ended September 30, 1996,
  1995 and 1994

       37/40

  Notes to Financial Statements

Supporting Schedules:

  XIII.  Capital Shares as of September 30, 1996 and 1995.

(b.) Reports on Form 8-K - None have been filed during the last quarter of the period covered by this report.


(c.)  Exhibit/Index:

                                            Sequential
Exhibit Number     Item Description         Page Number

     24            Consent of Accountants        24
     27            Financial Data Schedule       *

       * Filed electronically only
       38/40
                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PISMO COAST VILLAGE, INC.

By:   /s/ Ronald Nunlist                                 Date:
                                                         November 16,
                                                         1996
      Ronald Nunlist, President and
      Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:   /s/ Ronald Nunlist                                 Date:
                                                         November 16,
                                                         1996
      Ronald Nunlist, President and
      Chairman of the Board

By:   /s/ Kurt Brittain                                  Date:
                                                         November 16,
                                                         1996
      Kurt Brittain, Executive Vice President and Director

By:   /s/ Edward Hinds, Jr.                              Date:
                                                         November 16,
                                                         1996
      Edward Hinds, Jr., Vice President - Secretary and Director

By:   /s/ Jerald Pettibone                               Date:
                                                         November 16,
                                                         1996
      Jerald Pettibone, C. F. O., V. P. - Finance and Director

By:   /s/ Henry Valentia                                 Date:
                                                         November 16,
                                                         1996
      Henry Valentia, Vice President - Administration and
      Director

By:   /s/ Howard Allard                                  Date:
                                                         November 16,
                                                         1996
      Howard Allard, Director

By:   /s/ Emily Barton                                   Date:
                                                         November 16,
                                                         1996
      Emily Barton, Director

By:   /s/ Donald Bianchi                                 Date:
                                                         November 16,
                                                         1996
      Donald J. Bianchi, Director

By:   /s/ Albert Brown                                   Date:
                                                         November 16,
                                                         1996
      Albert Brown, Director

       39/40

By:   /s/ Harry Buchaklian                               Date:
                                                         November 16,
                                                         1996
      Harry Buchaklian, Director

By:   /s/ Frank Drake                                    Date:
                                                         November 16,
                                                         1996
      Frank Drake, Director

By:   /s/ Norman Gould                                   Date:
                                                         November 16,
                                                         1996
      Norm Gould, Director

By:   /s/ Maurice Greenberg                              Date:
                                                         November 16,
                                                         1996
      Maurice Greenberg, Director

By:   /s/ Terris Hughes                                  Date:
                                                         November 16,
                                                         1996
      Terris Hughes, Director

By:   /s/ Larry Keller                                   Date:
                                                         November 16,
                                                         1996
      Larry Keller, Director

By:   /s/ Thomas Rourke                                  Date:
                                                         November 16,
                                                         1996
      Thomas Rourke, Director

By:   /s/ Jack N.  Williams                              Date:
                                                         November 16,
                                                         1996
      Jack N. Williams, Director

By:   /s/ Charles Zahka                                  Date:
                                                         November 16,
                                                         1996
      Charles A. Zahka, Director

       40/40