Form 10QSB
period 1996-12-31
PISMO COAST VILLAGE INC
filed 1997-02-12
CIK 216877

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                   TO THE 1934 ACT REPORTING REQUIREMENTS

                                FORM 10-QSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
(MARK ONE)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1996

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

        1/16
                                 FORM 10-QSB


State the number of shares outstanding of each of the issuers classes of common
equity, as of the latest practicable date:   -1800-

       2/16

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

Income from Resort Operations for the three-month period ended December 31, 1996, decreased $16,523, or 4.0%, from the same period in 1995. These decreases are a result of weather conditions and its impact on customer travel for the three-month period ended December 31, 1995, with 12 days of rainfall compared to the three-month period ended December 31, 1996, with 23 days of rainfall. The marketing plan for the three-month period ended December 31, 1995, increased volume by offering a 50% off rate compared to a 25% off rate for the three-month period ended December 31, 1996. RV storage revenue grew to a 4.0% increase above the same three-month period last year ending on December 31, 1995.

Income from retail operations decreased by $2,687, or 3.0%, for the three-month period ended

       3/16

December 31, 1996, below the same period in 1995. This decrease is a result of decreased resort occupancy on general store sales. In-house advertising of the RV Repair Shop resulted in a small, 5.3% growth. The Company anticipates continued moderate growth in both income from resort operations and in the retail operations.

The Company currently has no plans to increase or decrease its property and anticipates it will continue to operate the restaurant by lease to an outside vendor.

Operating expenses for the three month period ending December 31, 1996, increased $17,533 or 4.1%, above the same period ended December 31, 1995. Operating costs remain consistent with the prior year and are considered well-managed to create an effective operation. The Company has a spending plan that is managed by expense item; each expense is assigned a percent of income earned. Several weather related maintenance expenses incurred, none of which by themselves were significant.

Cost of Goods Sold expenses for the three-month period ended December 31, 1996, are 58.9% compared to 52.8% for the same period in 1995, which is well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 1996, was reduced by $2,588, or 32.1%, below the same period in 1995. This reduction is the result of the Board's decision to continue reducing the principal of one of its loans by an additional $5,000 each month, and the continued normal payments to principle.

Loss before provisions for taxes on income for the three-month period ended December 31, 1996, increased by $49,581 below the period in 1995. This increase of loss is a result of decreased Resort Income, managed expenses, and an increase in depreciation expense for the outfall structure that was completed in April of 1996. Losses during this period are directly attributed to inclement weather during the months of October, November and December and are consistent with seasonal occupancy of a tourist oriented business.


Liquidity
The Company plans capital expenditures of $530,000 in Fiscal Year 1996 to renovate 123 camping sites, upgrade restroom buildings, purchase a trailer moving vehicle, maintenance area improvements and upgrade of computer information systems. The site renovation began January 1997 and consists of sod, irrigation, electrical work, and installation of a granite base. Funding for these projects will be by revenue generated from the normal course of business. The Company's current cash position as of December 31, 1996, is $409,579, which is 3.6% more than the same position in 1995. The Company has taken steps to establish a $150,000 line of credit to insure funds will be available if required. All loans are current and portions continue to be paid in advance as planned.

The Company has consistently demonstrated an ability to optimize revenues developed from resort and retail operations during the summer season. In addition, RV storage space and site rentals are paid for in advance and are on deposit during the winter season. These deposits of future revenues for December 31, 1996, amounted to $31,047, or 24.7%, more then the deposit

       4/16

for December 31, 1995. This increase is a result of an increase in requesting future advanced deposits and of the difference in the number of winter vacation days that fall into January. These stay over days are collected in advance and realized as revenue in January.

Expenditures are consistent with prior years' operations and are expected to provide adequate resources to support the amounts committed to complete the authorized capital projects during the fiscal year. Fourth quarter site occupancy and storage fill are expected to be consistent with that of the past year. Capital projects are designed to enhance the marketability of the camping sites and support facilities. Renovation of the 123 camping sites is expected to enhance the marketability of the sites during the summer season. Capital projects not completed prior to our busy season will be completed after Labor Day.

                          PART II - OTHER INFORMATION
                      __________________________________


ITEM 1 -  LEGAL PROCEEDINGS


          Not Applicable


ITEM 2 -  CHANGES IN SECURITIES


          Not Applicable


ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES


          Not Applicable


ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          The annual meeting for the shareholders of Pismo Coast Village, Inc., was held on Saturday, January 18, 1997, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting the following Directors were elected to serve until the annual meeting in January 1998, or until successors are elected and have qualified, and following each elected Director's name is the total number of votes cast for that Director:

                    Allard, Howard                       886
                    Barton, Emily                      1,003
                    Bianchi, Donald                    1,008

       5/16

                    Brittain, Kurt                       845
                    Brown, Albert                      1,158
                    Buchaklian, Harry                    969
                    Drake, Frank                         838
                    Gould, Norman                        797
                    Hinds, Jr., Edward                   882
                    Hughes, Terris                       793
                    Keller, Larry                        847
                    Nunlist, Ronald                      989
                    Pettibone, Jerald                    807
                    Proschold, Richard                   856
                    Rourke, Thomas                       899
                    Valentia, Henry                      920
                    Williams, Jack                       801
                    Zahka, Charles                       819

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matter is set forth below:

     (a) A proposal to approve the selection of Glenn, Burdette, Phillips and Bryson to serve as independent certified public accountants for the Company for the fiscal year 1997.

               Affirmative Votes        Negative Votes
                      790                     2

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

       6/16

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PISMO COAST VILLAGE, INC.


                                    Date:___________February 12, 1997___________

                                    Signature:____________/s/___________________
                                                  Jerry Pettibone, President

                                    Date:___________February 12, 1997___________

                                    Signature:____________/s/___________________
                                     Jack Williams, Principal Financial Officer


       7/16













                           ACCOUNTANTS' REVIEW REPORT

Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have made a review of the balance sheets of Pismo Coast Village, Inc. as of December 31, 1996 and 1995, and the related statements of operations and retained earnings (deficit) and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

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

We previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 1996, (presented herein) and the related statements of operations and retained earnings (deficit) and cash flows for the year then ended (not presented herein); and in our report dated October 17, 1996, we expressed an unqualified opinion on those financial statements.




Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation

January 31, 1997


       8/16



                           PISMO COAST VILLAGE, INC.
                                BALANCE SHEETS

                                         December 31, September 30, December 31,
                                             1996         1995         1995
                                         (Unaudited)    (Audited)   (Unaudited)
ASSETS

Current Assets
Cash and cash equivalents                  $409,579      $517,236     $395,517
Accounts receivable                           5,980         6,122       14,251
Inventory                                    62,132        59,092       68,166
Current deferred taxes                       39,000        25,000       37,966
Prepaid income taxes                              0                        100
Prepaid expenses                             46,210        60,864       47,945
                                           ---------     --------     --------
 Total current assets                       562,901       668,314      563,945

Pismo Coast Village Recreational
 Vehicle Resort and Related Assets -
 Net of accumulated depreciation          5,573,807     5,643,793    5,434,677

Other Assets                                 10,593        12,979        7,924
                                          ---------     ---------    ---------
 Total Assets                            $6,147,301    $6,325,086   $6,006,546
                                          =========     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                            $49,703       $37,244      $40,929
Salaries payable                              1,508         1,633        2,928
Vacation payable                             33,482        33,482       28,456
Other accrued expenses                       11,193        29,879       12,163
Rental deposits                             156,564       197,968      125,517
Income tax payable                                0        45,000            0
Current portion of long-term debt            35,983        33,495       25,733
                                          ---------     ---------    ---------
 Total current liabilities                  288,433       378,701      235,726

Long-Term Liabilities
Long-term deferred taxes                     68,000        66,000       27,790
Long-term debt                              164,554       190,232      263,828
                                          ---------     ---------    ---------
 Total liabilities                          520,987       634,933      527,344
                                          ---------     ---------    ---------
Stockholders' Equity
Common stock - no par value, issued
 and outstanding 1,800 shares             5,647,708     5,647,708    5,647,708
Retained earnings (deficit)                 (21,394)       42,445     (168,506)
                                          ---------     ---------    ---------
 Total stockholders' equity               5,626,314     5,690,153    5,479,202
                                          ---------     ---------    ---------
 Total Liabilities and Stockholders'
  Equity                                 $6,147,301    $6,325,086   $6,006,546
                                          =========     =========    =========

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

       9/16

                           PISMO COAST VILLAGE, INC.
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                 (UNAUDITED)
                THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                             1996                    1995

Income

Resort operations                          $401,126                $417,649
Retail operations                            86,388                  89,075
                                            -------                 -------
 Total income                               487,514                 506,724
                                            -------                 -------
Cost and Expenses

Operating expenses                          444,002                 426,470
Cost of goods sold                           50,875                  46,989
Depreciation                                 75,681                  64,141
Amortization                                    332                     331
Interest                                      5,463                   8,051
                                            -------                 -------
                                            576,353                 545,982
                                            -------                 -------
Loss Before Provision
 for Taxes on Income                        (88,839)                (39,258)

Income Tax Expense (Benefit)                (25,000)                (10,883)
                                            -------                 -------
Net Loss                                    (63,839)                (28,375)

Retained Earnings (Deficit)

Beginning of period                          42,445                (140,131)
                                            -------                 -------
End of period                              ($21,394)              ($168,506)
                                            =======                 =======

Net Loss Per
 Share                                      ($35.47)                ($15.76)
                                            =======                 =======

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

       10/16

                                      1996                    1995
                                      ----                    ----
Cash Flows From Operating Activities
 Net loss                                     ($63,839)               ($28,375)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Depreciation                     $75,681                 $64,141
   Amortization                         332                     331
   (Increase) Decrease in accounts
    receivable and prepaid exp       14,796                 (51,236)
   Increase in current deferre      (14,000)                (15,342)
   Decrease in prepaid income             0                  73,979
   Increase in inventory             (3,040)                 (2,340)
   Decrease in other assets           2,054                       0
   Increase in accounts payabl       12,459                   3,133
   Decrease in salaries payabl         (125)                 (6,272)
   Decrease in other accrued e      (18,686)                (19,992)
   Decrease in income taxes pa      (45,000)                 (6,498)
   Increase in long-term defer        2,000                   4,459
   Decrease in rental deposits      (41,404)                (53,783)
                                    -------                 -------
    Total adjustments                          (14,933)                 (9,420)
                                               -------                 -------
    Net cash used by
     operating activities                      (78,772)                (37,795)

Cash Flows From Investing Activities
 Capital expenditures                (5,695)                (75,152)
                                    -------                 -------
    Net cash used in investing
     activities                                 (5,695)                (75,152)

Cash Flows From Financing Activities
 Retirement of debt                 (23,190)                (20,602)
                                    -------                 -------
    Net cash used in financing
     activities                                (23,190)                (20,602)
                                               -------                 -------

    Net decrease in cash and
     cash equivalents                         (107,657)               (133,549)

Cash and Cash Equivalents at Beginning
 of Period                                     517,236                 529,066
                                               -------                 -------
Cash and Cash Equivalents at End of Period    $409,579                $395,517
                                               =======                 =======
Schedule of Payments of Interest and Taxes
Payments for interest                           $5,463                  $8,051
Payments for income tax                        $31,931                  $6,598


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

       11/16

                           PISMO COAST VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)
               DECEMBER 31, 1996 AND 1995 AND SEPTEMBER 30, 1996


Note 1 - Summary of Significant Accounting Policies

Nature of Business

Pismo Coast Village, Inc. (Company) is a recreational vehicle resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

Inventory

Inventory has been valued at the lower of cost or market on a first-in, first-out basis.

Depreciation and Amortization

Depreciation of property and equipment is computed using an accelerated method based on the cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:

         Building and resort improvements         5 to 40 years
         Furniture, fixtures, equipment and
           leasehold improvements                 5 to 31.5 years
         Transportation equipment                 5 to 10 years

Loan fees of $9,292 net of accumulated amortization of $4,310 at December 31, 1996, $2,984 at December 31, 1995, and $3,978 at September 30, 1996, are
included in other assets. Amortization is computed using the straight-line method over seven years. The remaining balance of other assets represents security deposits of $1,616 and amounts related to prepaid expenses on insurance benefits for select employees of $3,995.

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

       12/16

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
DECEMBER 31, 1996 AND 1995 AND SEPTEMBER 30, 1996
PAGE 2


Note 1 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with a maturity of three months or less when purchased, to be cash equivalents.

Deferred Income Tax

Deferred income taxes resulted from a timing difference in recognizing depreciation expense and net operating loss carryforwards.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets

At December 31, 1996, September 30, 1996 and December 31, 1995, property and equipment included the following:

                   December 31, 1996   September 30, 1996   December 31, 1995

Land                   $2,680,850          $2,680,850          $2,680,850
Building and resort
improvements            5,523,351           5,521,908           5,021,690
Furniture, fixtures,
equipment and leasehold
improvements            1,208,255           1,205,415           1,197,457
Transportation
equipment                 148,152             148,152             148,227
Construct
in progress                 1,559                 147              82,211
                        ---------           ---------           ---------
                        9,562,167           9,556,472           9,130,435
Less accumulated
depreciation            3,988,360           3,912,679           3,695,758
                        ---------           ---------           ---------
                       $5,573,807          $5,643,793          $5,434,677
                        =========           =========           =========
       13/16

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
DECEMBER 31, 1996 AND 1995 AND SEPTEMBER 30, 1996
PAGE 3


Note 3 - Long-Term Debt

Long-term debt at December 31, 1996, September 30, 1996 and December 31, 1995, is summarized as follows:

                   December 31,1996    September 30,1996    December 31,1995

8%  Installment note payable,
due in monthly installments of
$125 through April 13, 2010,
secured by deed of trust on the
storage lot at 2050 22nd Street,
Oceano.                  $ 12,256             $12,384             $12,754

10.25% Installment note payable,
due in monthly installments of
$4,426 through August 1, 2000,
unpaid balance due in full
September 1, 2000.  Interest
is variable, secured by deed
of trust on 300 South Dolliver
and 180 South Dolliver,
Pismo Beach.              188,281             211,343             276,807
                          -------             -------             -------
                          200,537             223,727             289,561

Less current portion of
long-term debt             35,983              33,495              25,733
                          -------             -------             -------
                         $164,554            $190,232            $263,828
                          =======             =======             =======
Maturities of long-term debt are as follows:

        Year Ended December 31,  Amount
                    1997                      $35,983
                    1998                       39,452
                    1999                       43,783
                    2000                       71,769
                    2001                          742
                 Thereafter                     8,808
                                              -------
                    Total                    $200,537
                                              =======

       14/16

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
DECEMBER 31, 1996 AND 1995 AND SEPTEMBER 30, 1996
PAGE 4


Note 4 - Operating Leases

The Company leases two pieces of property to use as storage lots. One is leased under a cancelable month to month lease. The other was renewed effective January 1, 1997, for five years with an option to extend for an additional five years. Monthly lease payments are currently $2,160 and are increased annually based on the Consumer Price Index. Future minimum lease payments under the second lease are as follows:

          Year Ended December 31,                          Amount
                  1997                                    $25,920
                  1998                                     25,920
                  1999                                     25,920
                  2000                                     25,920
                  2001                                     25,920
                                                          -------
                 Total                                   $129,600
       	                                                  =======

Rent expense under this agreement was $6,480 for the three months ended December 31, 1996.

Note 5 - Common Stock

Each share of stock is intended to provide the shareholder with a minimum free use of the resort for 45 days per year. If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

A shareholder is entitled to a pro rata share of any dividends as well as a pro rata share of the assets of the Company in the event of its liquidation or sale. The shares are personal property and do not constitute an interest in real property. The ownership of a share does not entitle the owner to any interest in any particular site or camping period.

Note 6 - Carryforwards Relating to Federal Income Taxes

The Company files its income tax returns as of September 30, the end of its fiscal year.

At December 31, 1996, the Company has the following tax credits available to offset future federal tax liabilities:

       Approximate investment tax credits expiring as follows:

               September 30, 2000                               $2,501
               September 30, 2001                                  356

       15/16

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
DECEMBER 31, 1996 AND 1995 AND SEPTEMBER 30, 1996
PAGE 5


Note 7 - Income Taxes

The provision for income taxes is as follows:
                                               December 31,   December 31,
                                                  1996           1995

Income tax expense (benefit)                    $(25,000)     $(10,883)

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


       16/16