Form 10QSB
period 1997-03-31
PISMO COAST VILLAGE INC
filed 1997-05-15
CIK 216877

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
		      TO THE 1934 ACT REPORTING REQUIREMENTS

				   FORM 10-QSB

		      U.S. SECURITIES AND EXCHANGE COMMISSION

			     Washington, D.C.  20549
(MARK ONE)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)OF THE
	  SECURITIES EXCHANGE ACT OF 1934

	  For the quarterly period ended March 31, 1997

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

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes _X_    No  ___

		   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
		      PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes _X_    No ____
       1/16
				  FORM 10-QSB


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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from restaurant, laundry, and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from general store operations and from RV parts and service operations.

Income from Resort Operations for the three-month period ended March 31, 1997, increased $60,341, or 17.5%, from the same period in 1996. This significant increase is primarily a result of more of the Spring Break period occurring in March of 1997 than March of 1996. Also, contributing to the increase was a $15,000 signing bonus for renewal of the leased laundry service, and continued growth in RV storage revenue. Resort income for the six months ended March 31, 1997, increased $43,818, or 5.7% from the same period ended March 31, 1996. This lesser increase then for the quarter reflects weather condition impact on travel during the first quarter ended December 31, 1996. RV Storage Revenue grew to a 3.5% increase above the six-month period last year ending on
       3/16

March 31, 1996.

Income from Retail Operations increased by $19,424, or 26.8%, for the three-month period ended March 31, 1997, above the same period in 1996. Income from Retail Operations for the six-month period ended March 31, 1997, increased by $16, 737, or 10.4% above the same period ending March 31, 1996. These increases are a result of increased Resort occupancy primarily due to the Spring Break. Continuing in-house advertising of the RV Repair Shop and increasing staff has developed a 31.3% growth for the quarter, and 17.6% for the six months ended March 31, 1997. The Company anticipates continued moderate growth in both income from resort operations and in the Retail Operations.

The Company currently has no plans to increase or decrease its property and anticipates it will continue to operate the restaurant by lease to an outside vendor.

Operating expenses for the three-month period ending March 31, 1997, increased $10,735 or 2.7%, above the same period ended March 31, 1996, and for the six-month period ended March 31, 1997, operating expenses were managed to an increase of $28,267, or 3.4% above the same period in 1996. Operating costs remain consistent with the prior year and are considered well managed to create an effective operation. The Company has a spending plan that is managed by expense item; each expense is assigned a percent of income earned.

Cost of Goods Sold as a percentage of its income for the three-month period ended March 31, 1997, are 60.0% compared to 59.8% for the same period in 1996. Year-to-date Cost of Goods Sold were 59.4% compared to 55.9% year-to-date 1996. This expense is well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended March 31, 1997, was reduced by $2,499, or 34.1%, below the same period in 1996. Interest Expense for the six-month period ended March 31, 1997, was reduced by $5,087 or 33.1%. These reductions are the result of the Board's decision to continue reducing the principal of one of its loans by an additional $5,000 each month, and the continued normal payments to principal.

Depreciation for the three-month period ended March 31, 1997 is $10,431, or 16.0% greater than the same period in 1996. Year-to-date depreciation is $21,971, or 17.0% greater for the six months ended March 31, 1997, and March 31, 1996. This increased expense is a result of the outfall structure construction that was completed in the third quarter of Fiscal Year 1996.

Loss before provisions for taxes on income for the three-month period ended March 31, 1997, decreased by $49,359, or 50.9% below the period in 1996. This decrease of loss is a result of increased Resort Income and managed expenses. Loss for the six months ended March 31, 1997, increased by $222, or 0.2%. Losses during this period are consistent with seasonal occupancy of a tourist oriented business.


LIQUIDITY
The Company plans capital expenditures of $530,000 in Fiscal Year 1997 to

       4/16

renovate 123 camping sites, upgrade restroom buildings, purchase a trailer moving vehicle, maintenance area improvements and upgrade of computer information systems. The site renovation began January 1997 and consists of sod, irrigation, electrical work, and installation of a granite base. Funding for these projects will be by revenue generated from the normal course of business. These projects are planned for resort enhancement purposes and could be deferred to the future without significant loss to the business. Capital projects are designed to enhance the marketability of the camping sites and supporting facilities.

The Company's current cash position as of March 31, 1997, is $474,456, which is 28.3% more than the same position in 1996. This increase in cash is a result of the 1996 increase of Capital Expenditures of the replaced outfall structure. The Company has renewed a $150,000 line of credit to insure funds will be available if required. All loans are current and portions continue to be paid in advance as planned.

The Company has consistently demonstrated an ability to optimize revenues developed from Resort and Retail Operations during the summer season. In addition, RV storage space and site rentals are paid for in advance and are on deposit during the winter season. Operating Expenditures are consistent with prior years of operations. All operating activities are expected to provide adequate resources to support the amounts committed to complete the authorized capital projects during the fiscal year. Fourth quarter site occupancy and storage fill are expected to be consistent with that of the past year. Renovation of the 123 camping sites is expected to enhance the appearance and marketability of the sites during the summer season. Capital projects not completed prior to our busy season will be completed after Labor Day.

The rebuilding of the outfall structure damaged in the rains of 1995 is reflected in balances of: Depreciation of 1997; Accounts Payable of 1996; and Capital Expenditures of 1996. Current Capital Expenditures include the renovation of camping sites, installation of road and walk lighting, and renovation of laundry room area.


			  PART II - OTHER INFORMATION
		      __________________________________


ITEM 1 -  LEGAL PROCEEDINGS


	  Not Applicable


ITEM 2 -  CHANGES IN SECURITIES


	  Not Applicable


ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES
       5/16

	  Not Applicable


ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	  Not Applicable


ITEM 5 -  OTHER INFORMATION


	  The annual meeting of the stockholders of Pismo Coast Village, Inc., was held on Saturday, January 18, 1997, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Stockholders Meeting:

	       President                                Jerald Pettibone
	       Executive Vice President                 Kurt Brittain
	       V.P. Finance/Chief Financial Officer     Jack Williams
	       V.P. Administration                      Howard Allard
	       V.P. Secretary                           Edward Hinds, Jr.
	       Assistant Corporate Secretary            Adna Blaine Forrest

	  On April 20, 1997, Adna Blaine Forrest the General Manager and Assistant Corporate Secretary died. A replacement is actively being sought and interim functions are being handled by staff and duties as Assistant Corporate Secretary are being handled by the Company's V.P. Secretary.


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

       6/16

    **   Filed Electronically Only


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					PISMO COAST VILLAGE, INC.


					Date: _______5-6-97__________________

					Signature:___________________________
						   Jerald Pettibone, President

					Date: _______5-9-97__________________

					Signature:___________________________
						   Jack Williams, V.P. Finance
						   /Chief Financial Officer

					Date: _______5-6-97__________________

					Signature:___________________________
						   Allan Bristol, Comptroller
       7/16