Form 10QSB
period 1997-06-30
PISMO COAST VILLAGE INC
filed 1997-08-14
CIK 216877

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                 FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, California tourism and weather conditions, dependence on existing management, leverage and debt service, the regulation of the recreational vehicle industry, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

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

Resort Operations Income for the three-month period ended June 30, 1997, decreased $5,918, or 1.1%, from the same period in 1996. Retail Operations Income decreased $6,257, or 5.2%, for the same quarter. These decreases are a result of less of the Spring Break period, a higher occupancy period, occurring in April 1997 than April 1996. For the nine-month period ending June 30, 1997, Resort Operations increased $37,900, or 2.9%, from the same period in 1996. Retail Operations increased $10,480, or 3.7%, from the same nine-month period in 1996. These increases for the nine-month period reflect the growth in paid site occupancy. This occupancy increase reverses the decline during the first quarter and the company anticipates continued growth in occupancy over its peak summer period and into the first quarter of next fiscal year. Seasonal fluctuations within this industry are expected and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

The company currently does not plan to increase or decrease its property and anticipates it will continue to operate the restaurant by lease to an outside vendor. Effective June 1, 1997, and with the end of the prior lease agreement, the company entered into a restaurant lease with an equally experienced vendor.

Operating Expenses for the quarter ended June 30, 1997, increased $51,806, or 12.6%, from the same period in 1996. This increase in expense is a result of increased Resort maintenance planned for value enhancement before the summer season, and an increase in local water usage and availability fees. Water usage will continue to increase due to the addition of new sod lawns on the north side and state water availability fees will continue until this local mandated fee has completed funding of the state water pipeline. Operating Expenses for the nine-month period ended June 30, 1997, increased $80,073, or 6.5%, from the same period in 1996. In addition to the explanation above for the quarter, other costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of Goods Sold for 1997 are within projected levels at 60.6% for the quarter and 59.9% year-to-date. Cost of Goods Sold for 1996 were 56.8% and 56.3% respectively.

Interest Expense continues to decline from increased payments to principal. The Board of Directors has directed management to reduce the principal on one loan by an additional $5,000 each month through May of 1997 and $10,000 thereafter when permitted by anticipated cash flows. Following June 30, 1997, the Board of Directors directed management to pay off all principal and interest on the installment note payable secured by a deed of trust on 300 South Dolliver and 180 South Dolliver, Pismo Beach. This payoff will significantly reduce interest expense, long term, and short term liabilities.

Depreciation for the three-months ending June 30, 1997, increased $2,047, or
2.5% from the same period in 1996.   Depreciation for the nine-months ending
June 30, 1997, increased $24,018, or 11.4% from the same period in 1996. Depreciation has increased due to the replaced outfall structure compled in the third quarter of 1996.

Net Income for the quarter ending June 30, 1997, decreased by $64,704, or 95.2%, as compared with the same period ending June 30, 1996. Net income for the nine months ending June 30, 1997, decreased by $55,633, or 131.0%, as compared with the same period ending June 30, 1996. The last quarter of 1997 is expected to provide adequate resources for continuing business and provide for planned capital expenditures. Of the last seven years, with each year-end being profitable, the company has shown losses from $ 42,475 to $229,759 as of the end of the first nine months. Losses during this period are consistent with the seasonal occupancy of a tourist orientated business.

Published occupancy rates for the resort operations have remained consistent for the past three years. These rates are formally reviewed annually by the Board of Directors and last changed in October 1994. Management has introduced various marketing promotions with reduced rates to increase revenues during low occupancy periods. The company during these three years has seen some of its fixed and variable costs increase and decrease and has not seen any significant trend to warrant an increase in rates. However, due to the nature of business and economic cycles and trends, rates may be adjusted accordingly if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs as higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength, and market presence will enable it to remain extremely competitive.

Cash balances as of June 30, 1997 increased $168,731 or 40.3% as compared with June 30, 1996 and increased $69,728 or 13.5% from September 30, 1996. These increases are a reflection of Fiscal Year 1996 having the largest capitalization of the company's last ten years mainly due to the replacement of the outfall structure.

Accounts Payable for the period ended June 30, 1997 increased $43,079 or 77.8% as compared to the period ended June 30, 1996. This increase is partially due to the prepayment of some vendors in 1996 and to June 1997 increases in maintenance, inventory purchases, and resort improvements before the beginning of the major summer season period of July and August. All undisputed payables have been paid in full accordingly to the company's policy.

LIQUIDITY
For the nine-months ended June 30, 1997, net cash provided by operating activities totaled $399,135. Net cash used in investing activities totaled $253,110 that consisted of the Company's continuing resort enhancements of the north side sites with a sod and granite base pad. Other resort enhancements included a new maintenance vehicle and renovation of the laundry room. Net cash used in financing activities totaled $76,297 reducing the Company's
outstanding debt, no further financing was required.   As a result, the
Company had cash of $586,964 compared with $418,233 at June 30, 1996.

The Company has consistently demonstrated an ability to optimize revenues developed from Resort and Retail Operations during the summer season. During other, less revenue producing periods, RV storage space and site rentals are paid for in advance and used for Resort improvements and cash reserves. The Company has a revolving line of credit for $150,000 to augment operating or capital expenditure cash needs during off season periods. There are no amounts outstanding on this line of credit and future capital expenditures are expected to come from operating activities. Future investing activities include a new trailer moving vehicle, reservation and accounting computer hardware and software, renovation of a resort office building, renovation of a restroom building, and enhancements to the maintenance area. Future financing activities include early retirement of debt. The Company considers its financial position sufficient to meet its anticipated future financial requirements. The foregoing information is forward looking, based upon certain assumptions of future performance, which may not come to fruition.

Following June 30, 1997, the Board of Directors directed management to pay off all principal and interest on the installment note payable secured by a deed of trust on 300 South Dolliver and 180 South Dolliver, Pismo Beach. This July payoff of $122,192 will significantly reduce future interest expense, long term, and short term liabilities.

The rebuilding of the outfall structure damaged in the rains of 1995 is reflected in balances of: Depreciation of 1997; Accounts Payable of 1996; and Capital Expenditures of 1996. For the nine months ended June 30, 1997, current Capital Expenditures of $253,110 include the renovation of 123 camping sites, installation of road and walk lighting, and renovation of laundry room area. Renovation of 123 camping sites is expected to enhance the appearance and marketability of the sites.

The company's payments for income taxes include balances due from Fiscal 1996 plus prepayments for Fiscal 1997. As listed with the Notes to Financial Statements, Note 8 - Income Taxes, the company recognized tax benefits based on annual effective tax rates.

                   PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

          Not Applicable

ITEM 2 -  CHANGES IN SECURITIES

          Not Applicable

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

ITEM 5 -  OTHER INFORMATION

          Upon General Manager and Assistant Corporate Secretary's death on April 20, 1997, the Board of Directors searched for a replacement. On June 2, 1997, Jay Jamison began employment as General Manager for the Resort. Mr. Jamison received a B.S. degree from Cal Poly, San Luis Obispo and has extensive experience with the recreational vehicle industry and related guest services.

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


PISMO COAST VILLAGE, INC.


Date: _______8/14/97_________________

Signature:____________/s/____________
         Jerald Pettibone, President


Date: ________8/14/97________________

Signature:_____________/s/___________
         Jack Williams, V.P. Finance / Chief Financial Officer


Date: ________8/8/97__________________

Signature:__________/s/_______________
         Allan Bristol, Comptroller / (Principal Accounting Officer)





10qs6-97.cor