Form 10KSB
period 1997-09-30
PISMO COAST VILLAGE INC
filed 1997-12-29
CIK 216877

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                 TO THE 1934 ACT REPORTING REQUIREMENTS

                 U.S. SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                               FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

          For the Fiscal Year ended September 30, 1997

                      Commission file number 0-8463

                         PISMO COAST VILLAGE, INC.
              (Name of small business issuer in its charter)

          California                            95-2990441
(State or other jurisdiction               (IRS Employer ID Number)
of incorporation or organization)

            165 South Dolliver Street, Pismo Beach, CA  93449
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

                               Common Stock
                             (Title of Class)
     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days past. YES XX NO __

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. XX



       1 of 41

     State issuer's revenues for its most recent fiscal year. $2,629,131

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 if the Exchange Act). $15,930,000

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,800

     Statements in this Annual Report on Form 10-KSB which express the "Belief", "Anticipation", "Intention" or "Expectation", as well as other statements which are not historical fact, and statements as to business opportunities, market conditions, and operating performance insofar as they may apply prospectively, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.



       2 of 41

                            FORM 10-KSB PART I

ITEM 1    DESCRIPTION OF BUSINESS
(a)  GENERAL DEVELOPMENT OF BUSINESS

Pismo Coast Village, Inc., the "Registrant" or the "Company" was incorporated under the laws of the State of California on April 2, 1975. The Company's sole business is owning and operating a recreational vehicle resort (hereinafter the "Resort") in Pismo Beach, California. The Resort has continued to enhance its business by upgrading facilities and services to better serve customers.

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

Pismo Coast Village, Inc., is a full service 400 space recreational vehicle resort. Its resort operations include site rentals, trailer rentals, RV storage business, video arcade, laundromat, restaurant rental, and other income sources related to the operation. The retail operations include a general store, RV parts store, and RV repair shop. In addition, the Company has a recreation department that provides a youth program and recreational equipment rentals.

          PUBLIC AND SHAREHOLDER USERS
The present policy of the Company is to offer each shareholder the opportunity for 45 days of free use of sites at the Resort, 25 days may be used during prime time and 20 days during non-prime time. The free use of sites by shareholders is managed by designating the days of the year as prime time and non-prime time. A prime time day is one that is most in demand, for example Memorial Day weekend and the period from mid-June until Labor Day. Non-prime time is that time with the least demand. Each shareholder is furnished annually a calendar that designates the prime and non-prime time days, it also provides a schedule of when reservations can be made and the procedure for making reservations. Shareholders' free use of sites average approximately 20% to 22% annually, refer to Results of Operations MD&A, page 9.

          SEASONAL ASPECTS OF BUSINESS
The business of the Company is seasonal and is concentrated during prime
days of the year which are defined as follows:   Washington's birthday,
Easter week, Memorial Day weekend, summer vacation months, Labor Day, Thanksgiving weekend and Christmas vacation.


       3 of 41

       WORKING CAPITAL REQUIREMENTS
By accumulating reserves during the prime seasons, the Company is able generally to meet its working capital needs during off-season. Industry practice is to accumulate funds during the prime season and use such funds as necessary in the off-season. The Company has arranged, but not used, a $150,000 line of credit to ensure funds are available, if necessary, in the off-season.

          COMPETITION
The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities which include 21 Channels of Satellite TV, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service which includes RV Storage and RV Repair and Service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In Fiscal Year 1997, Pismo Coast Village, Inc., was awarded the designation of RV Park of the Year, Mega Park Category 1996, by the California Trailer Park Association (CTPA) which has a membership of over 380 properties. These factors allow the Resort to price its site rental fees well above most of its competition based on perceived value received.

Competition for the tourist market is keen between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and Business Improvement Group and are major sponsors in cooperative events and advertising. The Resort continues to market off season discounts using its reservations' database to enhance repeat business. To attract new business the Company uses mailing lists of recreational vehicle owners and places its brochure with companies selling or renting recreational vehicles. The marketing program has been expanded targeting groups and clubs by providing entertainment and catering services through the restaurant. The Company's marketing plan was funded by $45,447 for Fiscal Year 1997 which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service.

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

       4 of 41

The main property of the Resort is located within the boundaries of those lands under the review and purview of the Coastal Commission of the State of California and the City of Pismo Beach. The water and sewer systems are serviced by the City of Pismo Beach. The Company was subject to state and federal regulations regarding the Fiscal Year 1996 reconstruction of an outflow structure that empties into Pismo Creek at the north boundary of the Resort. Because the Resort is within the wetlands area, the California Coastal Commission required permits for repair and construction to be reviewed by the following agencies: City of Pismo Beach, State Lands Commission, Regional Water Quality Board, State of California, California Department of Fish and Game, State Department of Parks and Recreation and the Army Corps of Engineers. The requirement for these permits involved the diversion of capital from operations, but did not increase cost of debt financing.

          EMPLOYEES
As of September 30, 1997, the Company employed approximately 44 people with 17 of these on a part time basis and 27 on full time basis. Due to the seasonal nature of the business, additional staff are needed during peak periods and fewer during the off season. Staffing levels during the fiscal year ranged from approximately 38 employees to 51 employees. Management considers its labor relations to be good.

          ADDITIONAL INFORMATION
The Company's Business and Plan of Operation for the fiscal year starting October 1, 1996, required revision as a result of the illness and death of General Manager Blaine Forrest in April 1997 and subsequent hiring of General Manager Jay Jamison in June of 1997. The revised plan considered a reduced level of planned capital expenditures and increased debt reduction.

Capital expenditures in Fiscal Year 1997 included completion of renovation of 123 sites including installation of sod, irrigation, and crushed granite site pad at a cost of $210,477, a trailer moving vehicle at a cost of $47,283, and $69,900 for laundry building and public square area renovations, information systems, resort lighting, maintenance equipment, and preliminary development and design of a new RV storage lot.

Beginning October 1, 1994, site rental rates at the Resort were increased to range from $22 - $26 per day during the off season and $32 - $36 per day during prime time. Rates were not increased for Fiscal Year 1997-97 and an increase in rates is not being considered for Fiscal Year 1997-98. It is anticipated the current rates will continue to market site usage at its highest value and a rate increase would possibly affect the Company's ability to capture an optimum market share.

       5 of 41

ITEM 2    DESCRIPTION OF PROPERTIES

The Company's principal asset consists of the Resort which is located at 165 South Dolliver Street in Pismo Beach, California. The Resort is built on a 26-acre site and includes 400 campsites with full hookups and nearby restrooms with showers, and common facilities, such as a restaurant, video arcade, recreation hall, general store, swimming pool, laundromat, and three playgrounds.

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

In 1988 the Company purchased approximately 0.8 acres of property at 180 South Dolliver Street, Pismo Beach, California, across the street from the main property, consisting of a large building with a storefront and one large maintenance bay in the rear. Also, on the property is a smaller garage-type building with three parking stalls. The Company enlarged its recreational vehicle repair operation, added RV storage for approximately eleven units and developed the storefront into an RV parts store. The property was purchased for $345,000, of which $300,000 was financed and paid in full during Fiscal 1997.

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

       6 of 41

1. TRAILER STORAGE YARDS. In 1986 the Company leased a parcel of land 100 feet wide by 1,600 feet long from the Southern Pacific Railroad Corp. The property is being used by the Company as a storage facility for recreational vehicles. Capital improvements in the amount of $40,000 were made to this property, which provides storage for approximately 183 units. The property was leased for $950 per month the first year, $1,400 per month for the second year, with continuing years tied to the "CPI" Index, or Fair Market Value of the property according to the lease agreement. During Fiscal Year 1997, lease payments were made in the amount of $34,955, Fiscal Year 1998 lease payments will be $35,040, and Fiscal Year 1999 lease payments will be $35,040 plus applicable changes in index or valuation.

In 1991 the Company developed a lease for a five-acre RV storage lot at the Oceano Airport clear zone as storage for approximately 337 RV's. This lot was developed to replace a 100-unit storage lot that was closed when the lease was not renewed. The lease on the new storage lot is for five years with an additional five-year option which has been executed. Construction was completed in January 1992 and capital improvements in the amount of $330,768 were made to this property of which $300,000 was financed and paid in full during Fiscal 1997.

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 for the second year and continuing years are tied to the "CPI" index. During Fiscal Year 1997, lease payments were made in the amount of $26,065, Fiscal Year 1998 lease payments will be $26,493 plus applicable changes in index, and Fiscal Year 1999 lease payments will be $26,453 plus index changes.

2. AMENDMENT NO. 4 TO CONTRACT, PISMO STATE BEACH LOCATED IN SAN LUIS OBISPO COUNTY, PISMO COAST VILLAGE, INC., DATED JULY 1976. (Pertaining to the Boardwalk Concession Contract for construction and maintenance of three boardwalks to the beach for pedestrians at Pismo State Beach and to provide for continued access through the sand dunes to the State Beach abutting the Resort.) This contract is between the Company and the State of California Department of Parks and has been renewed annually since June 30, 1984. The contract was originally assigned by the former owner to the Company by an assignment, dated December 1, 1975. Continued ocean access is granted annually by payment of a license fee of $400.

The Company holds no lease agreement with any affiliated party.

The Resort leases out areas to other companies to insure that the best service and equipment are available for guest use. These areas are leased from the Company pursuant to the herein below described leases.


       7 of 41

1. RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC. This agreement is dated October 1, 1996, and pursuant to this agreement the Company granted Coin Amusements, Inc., the concession to operate various coin-operated game units at the Resort. The one year term expired on September 30, 1997. This agreement has been subsequently renewed for a one year term ending September 30, 1998; continued renewal is expected without significant impact.

2. WEB SERVICE COMPANY, GOLETA, CA. The five-year lease expired on July 22, 1997, and was reissued for a five year period which will expire on July 22, 2002, and grants to Web Service Company the right to place and service coin-operated laundry machines at the Resort on a 50-50 basis for all revenues derived from their use. Continued renewal is expected without significant impact.

3. RESTAURANT AGREEMENT, THE LITTLE DECK, PISMO BEACH, CA. In 1993 the Company reorganized its restaurant operations from a company-managed facility to a leased restaurant operation. The concessionaire operates the restaurant facilities as an independent food service operation. A one year lease was entered into on June 1, 1997, at an annual rent of $4,800. It is expected this agreement will be renewed and continued without significant impact. The Company does not expect to resume operation of the restaurant facilities, but intends to continue leasing to a third party.

ITEM 3  LEGAL PROCEEDINGS

The Company or its property is not a party to any pending legal proceedings.


ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

          Paragraph inapplicable


                                  PART II


ITEM 5  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a.) There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Mr. Kenneth L. McFarlen, a licensed broker/dealer, handles sales of the Company shares as Central Coast Investments. The last transaction the Company is aware of occurred on September 30, 1997, at a price of $9,000 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

       8 of 41

(b.) The approximate number of holders of the Company's common stock on September 30, 1997 was: 1,527

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

Management is charged with the task of developing sufficient funds to operate the Resort through site sales to general public guests by allocating a minimum of 175 sites to general public use and allocating a maximum of 225 sites for stockholder free use. The other service centers are expected to generate sufficient revenue to support themselves and/or produce a profit.




       9 of 41

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

     CURRENT OPERATING PLANS
The Board of Directors continues its previously established policy by adopting a stringent, conservative budget for Fiscal Year 1998, which projects a positive cash flow of approximately $313,821 from operations. While the Company projects a positive cash flow, this cannot be assured for Fiscal Year 1998. Capital expenditures planned for 1998 include the continued enhancement of RV sites and services offered with rebuilding of a restroom complex, replacing an electrical generator, upgrading of computer systems, and continuing the enhancement of the maintenance area, equipment and buildings. These investments are projected to be approximately $290,000, most of which can be deferred, if necessary. These proposed capital improvements will be funded from cash from operations, from existing working capital and, if necessary, from a line of credit obtained by the Company in the event projected cash is not developed.
Thus, budgeted cash flow for the year is expected to be within the Company's capabilities based on its present working capital position.

Fiscal 1997 marked the end of a long range plan to revitalize the Company's main marketable asset. Over the past eight years, each of its 400 camping sites have been totally refurbished and upgraded. Each site pad has been replaced with a compacted, crushed granite material, and its surrounding area has been relandscaped with sod and irrigation. Each site has been connected with a satellite television system and new lights have been installed throughout the Resort. With this project completion, the Company plans on continuing improvements to its sites, expanding electrical services, enhancing service centers, and improving the Resort's operational efficiency. These projects include lengthening overall trailer length capacity on sites, improving electrical hookups from 30 amp to 50 amp, upgrading the maintenance yard by resurfacing the lot and building a garage/workshop building, rebuild a restroom complex, and build extensions onto the Reservations and Accounting office.


       10 of 41

Further, the Company plans to replace its emergency generator, and complete its management information system upgrades and reservation computer system by the end of the First Quarter of Fiscal Year 1998. The Company estimates these plans will cost approximately $290,000 and can be funded from cash from operations. The Company also expects that an additional storage lot may be purchased or leased with improvements to be approximately $350,000. It is anticipated that funding this project will come partially from operating revenues and partially from new financing.

FINANCIAL CONDITION
The business of the Company is seasonal and is concentrated on prime days of the year which are defined as follows: Washington's birthday, Easter week, Memorial Day weekend, summer vacation months, Labor Day, Thanksgiving weekend, and Christmas vacation. There are no known trends which affect business or affect revenue.

During the fiscal year ended September 30, 1997, there were several events which impacted the reporting period's profits which were of a short term duration, and were either non-repetitive or corrected by remedial actions in the operations of the Company.

The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from restaurant, laundry, and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from general store operations and from RV parts and service operations.

A major impact on the financial condition of Fiscal Year 1996, was the Company's reconstruction of the storm water drainage outfall caused by storm damage suffered March 10, 1995. The $422,719 cost of this project required the review and modification to the Company's business and operational plans during the fiscal year ending 1996. This impact included the delay of proposed capital expenditures, such as deferring site enhancement on the north side of the Resort, which was completed in Fiscal Year 1997, and deferring the rebuilding of a restroom complex to Fiscal Year 1998.

The Company completed its plan to aggressively reduce debt by eliminating, by early payoff, all outstanding loan balances. The Company continues its policy to adopt conservative budgets with managed capital outlays.

       11 of 41

The Company has arranged a $150,000 line of credit that has not been drawn on to date. The Company has no other liabilities to creditors other than current accounts payable arising from its normal day-to-day operations and advance Resort rental reservation deposits, none of which are in arrears.


LIQUIDITY
The Company's policy is to use its ability to generate operating cash flow to meet its expected future needs for internal growth. The Company has continued to maintain sufficient cash so as to not require the use of a short term line of credit during the off-season period, and the Company expects to be able to do so (although no assurance of continued cash flow can be given).

Net cash provided by operating activities, including proceeds of a certificate of deposit converted to cash in 1995, totaled $444,213 in 1997, compared to $577,120 in 1996, and $477,831 in 1995. Cash on hand for period in 1997 decreased over the period ended 1996 by $107,174, and over the period ended 1995 by $119,004. These decreases are primarily a result of early payoff of long term debt, rebuilding the storm water outfall structure, marketing a reduced discount rate, and pricing concepts. The fluctuation of cash position in Fiscal Years 1997, 1996, and 1995 are a result of deferring selected capital projects. The capital projects that were deferred will not detrimentally affect current business and were moved to the next out year. Future capital expenditures are expected to be funded through normal operating cash flows.

In 1997, cash investments of $327,660 included the enhancement of 123 sites, street lights, a new trailer moving vehicle, maintenance equipment, computer systems, renovation of square public areas, and research into permits and plans for a new storage lot. The major capital expenditures during 1996 consisted of $502,514 to rebuild the storm water outfall structure due to storm damage, renovation of restaurant kitchen, site enhancements, playground equipment, computer software, awnings, street sweeper, maintenance cart, and clubhouse furniture. Major capital expenditures during 1995 consisted of $212,540 for site enhancements, installation of night/safety lights, road repair, painting of buildings, computer hardware and clubhouse furniture. Site enhancements have involved installation of landscaping, road improvements, sidewalks and crushed granite as a parking base. These site improvements have assisted management in raising the average paid rate from $23.61 in 1994, to an average of $27.45 in 1997.


       12 of 41

The Company has continued to maintain sufficient cash from operations to not require the addition of long term debt during 1997 or 1996. With the possibility of requiring additional funds for planned capital improvements and winter season, the Company established a $150,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors have instructed management to build operational cash balances.

Fiscal Year 1997's current ratio (current assets to current liabilities) of
1.88 increased from Fiscal Year 1996's current ratio of 1.76. The increase in current ratio is the result of planned capital expenditures, the elimination of current portion of long term debt, and prepayment of income taxes at year end.

Working Capital decreased to $272,325 at the end of Fiscal Year 1997 compared with $289,613 at year end Fiscal Year 1996. These fluctuations are a result of payoff of all long term debts, planned capital improvements, development of cash reserves, and deferment of capital projects that have not detrimentally affected current operations, and no required maintenance has been deferred.


CAPITAL RESOURCES AND PLANNED EXPENDITURES
The Company plans capital expenditures of $290,000 in Fiscal Year 1997 to renovate operational buildings, utility upgrades, restroom reconstruction, upgrading of the computer systems, and continuing the enhancement of the equipment and buildings in the maintenance area. Funding for these projects is expected to be by revenue generated from the normal course of business and is expected to increase the Resort's value to its stockholders and the general public.

The Company is currently reviewing the RV storage market place to determine the viability of leasing or purchasing of property sufficient to meet anticipated needs. Total improvements to develop a storage facility is anticipated to cost approximately $350,000 which is expected to be funded through revenue from the normal course of business or issuance of new financing.



       13 of 41

                     RESULTS OF OPERATIONS

YEAR TO YEAR COMPARISON

INCOME: Increased over the prior fiscal year ended September 30, 1996, by $44,079, or 1.7%, and increased from fiscal year ended September 30, 1995, by $208,095, or 8.6%.

                             INCOME BY SEGMENT



                                  1997           1996           1995
OCCUPANCY
  % of Stockholder Site Use       20.6%          20.8%          20.2%
  % of Paid Site Rental           42.3%          42.1%          39.8%
  % Total Site Occupancy          62.9%          63.0%          60.1%
  % of Storage Rental             99.7%          94.0%          95.4%

Average Paid Site                $27.45         $27.78         $27.97

RESORT OPERATIONS
  Site Rental                $1,695,109     $1,710,716     $1,621,027
  Storage Operations           $357,621       $319,280       $294,400
  Support Operations            $99,629        $94,258        $76,851
    Total                    $2,152,360     $2,124,254     $1,992,278

RETAIL OPERATIONS
  Store                        $290,184       $308,293       $291,616
  RV Repair/Parts store        $171,341       $137,583       $124,657
    Total                      $461,525       $445,876       $416,273

INTEREST INCOME                 $15,246        $14,922        $12,485

TOTAL INCOME                 $2,629,131     $2,585,052      $2,421,036


       14 of 41

Occupancy rates on the above table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e. total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, laundry, recreational activities, restaurant lease, and other less significant sources.

1997 COMPARED WITH 1996
Resort operations income increased 1.3% due to a 0.5% increase in paid site occupancy and a 6.1% increase in storage rental occupancy. Average paid site rental decreased 1.2% as primarily a result of decreasing the fiscal year's prime nights by 1.3%. Prime nights are charged a higher nightly rate and are not discounted.

Retail operations income increased 3.5% from an 24.5% increase in RV Repair / Parts Store revenue and a decrease of 5.9% in General Store sales. These large fluctuations are a result of managements continuing program to increase RV Shop sales and the General Store's deficiency of supervisory management that was resolved prior to year end.

Interest Income increased 2.2% as a result of carrying higher cash balances through most of the year. Long term debt payoff occurred in the Fourth Quarter and the Company expects to see reduced interest income over the next several quarters due to reduced cash balances and increased capital expenditures.

Operating Expenses increased $98,678, or 5.7%, as a result of increasing maintenance staff, landscaping contract services, and associated projects to improve the Resort's appearance and efficiency. The Board of Directors have directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Depreciation Expense increased 10.4% due to the mid-fiscal 1996 year completion of the water outfall structure and the mid-fiscal 1997 year completion of site renovation project.

Interest Expense decreased by 35.8% due to accelerated prepayments of principal and debt payoff.

Loss on Disposal of Fixed Assets for 1997 of $92,191 represents the reclassification of certain assets that were determined to no longer have a useful life.

Income before provision for taxes on income of $103,820 is reflective of the Company's current pricing policies and continuing efforts to maximize resort services and value. This income is within management's plan of operations.

       15 of 41

Net income decreased by $98,756, or 54.1%, primarily as a result of the loss on disposal of fixed assets and the increase in operating expenses. This is the eighth consecutive year of positive net income for the company.

1996 COMPARED WITH 1995
Resort Operations Income increase of 6.6% can be directly attributed to a 5.9% increase in paid site rental occupancy and an increase in fees charged to place stored vehicles on site. In addition, elimination of special promotional pricing and additional lot space rentals for recreational vehicle storage also significantly contributed to increased revenues. Average paid site decreased as a result of the increase in paid site rentals during the off season, which is a lower rated period.

Retail operations increased 7.1%. The RV Repair and Parts operation's growth is directly related to the growth of the storage operation, and the increase in General Store revenues are a direct result of a 4.8% increase in total occupancy during Fiscal Year 1996.

Interest Income increased 19.5% as a result of delaying planned capital outlays during 1995 and 1996 to build cash reserves for replacement of the 1995 storm damaged outfall structure.

Operating expenses: Decreased 0.5%, that can be attributed directly to expenses caused by a flood condition which occurred on March 10, 1995.

Interest expense: Decreased 24.2%, as a result of increased principal payments, prepayment of principal, and reduced interest rates.

Income before provision for taxes: Indicated a profit of $279,576 for the year ended September 30, 1996, compared to a profit of $146,287 for the year ended September 30, 1995. These profits are reflective of the Company's pricing policies, and continuing efforts to maximize Resort services and increase capital expenditures.

RESTAURANT OPERATIONS: No longer a Company revenue center. It was closed as a Company operation in October of 1992 and is currently being operated as a leased facility. Currently, the Company expects to continue the leasing out of this facility.

INFLATION has not had a significant impact on our profit position. Company has increased rates which have more than compensated for the rate of inflation.

       16 of 41

FUTURE OPERATING RESULTS could be unfavorably impacted to the extent that changing prices result in lower discretionary income for customers and/or increased transportation costs to the Resort. In addition, increasing prices affects operations and liquidity by raising the replacement cost of property and equipment.


ITEM 7  FINANCIAL STATEMENTS

       17 of 41

                                                 							PAGE

Independent Auditors' Report					                          3

Balance Sheets September 30, 1997 and 1996			              4

Statements of Operations and Changes in Retained Earnings
  (Deficit) for the Years Ended
   September 30, 1997, 1996 and 1995				                   5

Statements of Cash Flows for the Years
    Ended September 30, 1997, 1996 and 1995			             6

Notes to Financial Statements					                      7-13

       18 OF 41


INDEPENDENT AUDITORS' REPORT


Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California 93449

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. as of September 30, 1997 and 1996, and the related statements of operations and changes in retained earnings (deficit) and cash flows for each of the three years then ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years then ended September 30, 1997, in conformity with generally accepted accounting principles.




Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
1150 Palm Street
San Luis Obispo, CA  93401

October  23, 1997


       19 of 41

PISMO COAST VILLAGE, INC.
BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996

                                           					1997               		1996

                                    ASSETS
Current Assets
  Cash and cash equivalents	               	$410,062             $517,236
  Accounts receivable	                       		8,467 	             	6,122
  Inventory	                               			69,597             		59,092
  Current deferred taxes                   			19,000             		25,000
  Prepaid income taxes		                     	24,551
  Prepaid expenses	                         		48,900             		60,864
                                           ---------            ---------
    Total current assets		                  	580,577             	668,314

Pismo Coast Village Recreational
  Vehicle Resort and Related Assets -
  Net of accumulated depreciation        		5,569,029           	5,643,793

Other Assets	                               			6,619             		12,979
														                             ---------            ---------
  Total Assets                        				$6,156,225          	$6,325,086
														                             =========            =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and
    accrued liabilities	                   		$86,479             	$67,123
  Accrued salaries and vacation             		37,394 	            	35,115
  Rental deposits		                        		184,379		            197,968
  Income tax payable			                                  	        	45,000
  Current portion of long-term debt		                             	33,495
                                           ---------            ---------
    Total current liabilities              		308,252             	378,701

Long-Term Liabilities
  Long-term deferred taxes	                  	74,000             		66,000
  Long-term debt	                                            					190,232
														                             ---------            ---------
    Total liabilities		                     	382,252 	            634,933
														                             ---------            ---------
Stockholders' Equity
  Common stock - no par value, issued
  and outstanding 1,800 shares           		5,647,708           	5,647,708
  Retained earnings	                       		126,265              	42,445
                                           ---------            ---------
    Total stockholders' equity		           5,773,973           	5,690,153
									                                  ---------            ---------
  Total Liabilities and Stockholders'
   Equity				                             $6,156,225          	$6,325,086
														                             =========            =========




The accompanying notes are an integral part of these financial statements.

       20 OF 41


PISMO COAST VILLAGE, INC.
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                     				1997         	1996         	1995

Income
  Resort operations              		$2,152,360   	$2,124,254   	$1,992,278
  Retail operations                 		461,525      	445,876      	416,273
  Interest income	                   		15,246 		     14,922      		12,485
                                    ---------     ---------     ---------
    Total income			                 2,629,131    	2,585,052    	2,421,036
													                       ---------     ---------     ---------
Costs and Expenses
  Operating expenses	              	1,838,534    	1,739,856 	   1,747,993
  Cost of goods sold                		264,928      	255,060      	235,817
  Depreciation                     			310,233      	281,062      	252,447
  Amortization		                       	1,326 	      	1,325       		1,326
  Interest expense                   		18,099      		28,173      		37,166
  Loss on disposal of fixed assets    	92,191
                                    ---------     ---------     ---------
    Total costs and expenses	     		2,525,311 	   2,305,476 	   2,274,749
														                      ---------     ---------     ---------
Income Before Provision for
 	Taxes on Income	                   	103,820      	279,576      	146,287

Provision for taxes on income	         20,000      		97,000      		40,427
														                      ---------     ---------     ---------
Net Income                          			83,820 	    	182,576      	105,860

Retained Earnings (Deficit)
  Beginning of Year                  		42,445 	   	(140,131)	    (245,991)
														                      ---------     ---------     ---------
End of Year		                       	$126,265      	$42,445    	$(140,131)
														                      =========     =========     =========
Earnings Per Share	                   	$46.57     		$101.43       	$58.81
                                       ======        ======        ======




The accompanying notes are an integral part of these financial statements.

       21 OF 41

PISMO COAST VILLAGE, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                 	1997	     	1996	     	1995

Cash Flows From Operating Activities
  Net income		                                	$83,820  	$182,576  	$105,860
                                               -------    -------    -------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation	                            		310,233   	281,062   	252,447
    Amortization	                              		1,326    		1,325    		1,326
    Deferred income tax                       		14,000 	  	40,293   		28,689
    Loss on disposal of fixed assets	         		92,191
    Proceeds of certificates	of deposit			                        				50,000
    (Increase) decrease in accounts receivable 	(2,345)		   4,837    		2,008
    (Increase) decrease in inventory		        	(10,505)    	6,734    		7,157
    Increase in prepaid income taxes        			(24,551)		              	(625)
    Decrease in prepaid expenses               	11,964 	  	13,216   		13,148
    (Increase) decrease in other assets       			5,034 	  	(4,724)		   3,126
    Increase (decrease) in accounts payable
     and accrued liabilities	                  	19,356 		  (2,828)	  	16,961
    Increase (decrease) in accrued salaries
     and vacation payable		                      2,279   		(2,541)	 	(16,106)
    Increase (decrease) in income
     taxes payable	                           	(45,000)   	38,502 	   	6,498
    Increase (decrease) in rental deposits	  		(13,589)   	18,668    		7,342
                                               -------    -------    -------
      Total adjustments                      		360,393   	394,544   	371,971
                                               -------    -------    -------
Net cash provided by operating	activities		   	444,213 	  577,120   	477,831
											                                    -------    -------    -------
Cash Flows From Investing Activities
  Capital expenditures		                      (327,660)	 (502,514)	 (212,540)
                                               -------    -------    -------
    Net cash used in investing activities	   	(327,660)	 (502,514)	 (212,540)
													                                  -------    -------    -------

Cash Flows From Financing Activities
  Retirement of debt                        		(223,727)  	(86,436)  	(88,295)
                                               -------    -------    -------
    Net cash used in financing activities	   	(223,727)  	(86,436)  	(88,295)
														                                 -------    -------    -------

    Net increase (decrease) in cash and
      cash equivalents	                       (107,174)  	(11,830)  	176,996

Cash and Cash Equivalents at
  Beginning of Year		                          517,236   	529,066   	352,070
														                                 -------    -------    -------
Cash and Cash Equivalents at End of Year	   		$410,062  	$517,236  	$529,066
										  				                               =======    =======    =======

Schedule of Payments of Interest and Taxes
  Payments for interest		                      $18,099   	$28,173 	  $37,166
  Payments for income tax                    		$75,611   	$18,318    	$4,880



The accompanying notes are an integral part of these financial statements.

       22 OF 41

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997,  1996 AND 1995


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

Loan fees of $9,292 net of accumulated amortization of $3,978 at September 30, 1996, are included with other assets. Amortization is computed using the straight-line method over seven years. The balance of other assets at September 30, 1997 and 1996, represents deposits held by others of $6,619 and $7,665, respectively.

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

       23 OF 41

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30,  1997, 1996 AND 1995
PAGE 2


    Note 1 - Summary of Significant Accounting Policies (Continued)

  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

  Revenue and Cost Recognition

The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

    Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets

At September 30, 1997 and 1996, property and equipment, which are recorded at cost, included the following:

                                        				1997		            	1996
			Land                          		 		$2,680,850       		$2,680,850
   Building and park improvements     	5,564,088	        	5,521,908
   Furniture, fixtures, equipment
     and leasehold improvements       	1,214,381	        	1,205,415
   Transportation equipment	             200,450		         	148,152
   Construction in progress              	15,890		              147
                                       ---------          ---------
                                   				9,675,659		        9,556,472
   Less accumulated depreciation      	4,106,630	        	3,912,679
			                                    ---------          ---------
                                  				$5,569,029       		$5,643,793
			                                    =========          =========

Major additions in the year ended September 30, 1997, included facility improvements and the purchase of a towing vehicle.

    Note 3 - Long-Term Debt

Long-term debt at September 30, 1997 and 1996, is summarized as follows:

                                                        								1996
8% Installment note payable, due in monthly
installments of $125 through April 13, 2010,
secured by deed of trust on the	storage lot
at 2050 22nd Street, Oceano.		   	                         		$12,384

       24 OF 41

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997, 1996 AND 1995
PAGE 3


    Note 3 - Long-Term Debt (Continued)

                                                        								1996
10.5% Installment note payable, due in monthly
installments of $4,426 through August 1, 2000,
unpaid balance due in full September 1, 2000.
Interest is variable, secured by deed of trust on
300 South Dolliver and 180 South Dolliver,
Pismo Beach.					                                         		$211,343
                                                             -------
                                                     								223,727
Less current portion of long-term debt		                    		33,495
                                                             -------
                                                    								$190,232
                                                             =======
Total interest cost incurred was $18,099 and $28,173 for the years ended
September 30, 1997 and 1996, respectively.

    Note 4 - Line of Credit

The Company has a revolving line of credit for $150,000. The interest rate is variable at two percent over prime, with an initial rate of 10.50 percent expiring December 28, 1997. The purpose of the loan is to augment operating cash needs in off season months. There were no outstanding amounts as of September 30, 1997 or 1996.

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

       25 OF 41

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997, 1996 AND 1995
PAGE 4


    Note 6 - Income Taxes

The provision for income taxes consists of the following components:

                                    				1997    	 	1996   		 1995
	Current:
	   Federal	                       	$         		$62,000  	$33,713
	   State		                            9,000	   	25,000   	11,738
                                      ------     ------    ------
                                		   		9,000   		87,000   	45,451
                                      ------     ------    ------
	Deferred:
	   Federal	                         	11,000 	  	38,000  		26,901
	   State		                                     		2,000 	  	1,788
                                      ------     ------    ------
                                  				11,000 	  	40,000 	 	28,689

	Tax benefit of net	operating loss
	carryforward:
  	Federal		                                  		(30,000)	 (33,713)
			                                   ------     ------    ------
                                 				$20,000  		$97,000  	$40,427
                                      ======     ======    ======

The deferred tax assets (liabilities) are comprised of the following:

                               				1997	             		   1996
                        				Current 	Long-Term	    Current 	Long-Term
	Deferred tax assets:
	   Federal               		$16,000		$             $23,000	 $
	   State                   		3,000		               	2,000

	Deferred tax liabilities:
	   Federal	                       		(53,000)	             	(46,000)
	   State		                          (21,000)	             	(20,000)
				                         ------   ------        ------   ------
                        				$19,000 $(74,000)	     $25,000 $(66,000)
                             ======   ======        ======   ======

       26 OF 41

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997, 1996 AND 1995
PAGE 5


    Note 6 - Income Taxes (Continued)

The above deferred tax assets (liabilities) consist of the following temporary differences:

                                  				1997		              	1996

Depreciation                   			$(74,000)          		$(66,000)
                                    ------               ------
Total gross deferred
  tax liabilities		               	(74,000)           		(66,000)
				                                ------               ------

Federal tax credits	                                  				3,000
Vacation accrual                  		10,000             		10,000
Miscellaneous	                     		9,000  		          	12,000
                                    ------               ------
Total gross deferred tax assets    	19,000             		25,000
			                                 ------               ------
                              				$(55,000)	          	$(41,000)
                                    ======               ======

The effective income tax rate varies from the statutory federal income tax rate as follows:

                                  				1997     	1996    		1995

Statutory federal income tax rate			34.0 %	  	34.0 %	   	34.0%
Increase (decreases):
  State income taxes, net of
    federal benefit               			5.8	     	6.3	      	6.2
  Effect of graduated tax rates   	(10.4)    	(5.1)	   	(12.8)
  Miscellaneous	                   		(.4)  	  	(.6)       	.2
			                                 ----      ----       ----
Effective Income Tax Rate	          29.1 %		  34.6 %	   	27.6 %
                                    ====      ====       ====

       27 OF 41

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997, 1996 AND 1995
PAGE 6


    Note 7 - Operating Expenses

Operating expenses for the years ended September 30, 1997, 1996 and 1995, consisted of the following:

                                           				1997	     	1996	     	1995

Direct labor                            			$496,308  	$450,450  	$446,199
Administrative salaries                   		214,275   	225,569   	199,321
Contract labor		                               	273      		816   		13,707
Insurance	                                		146,028 	  148,302   	179,259
Payroll tax expense	                        	66,295 	  	64,977 	  	64,047
Employee travel and training	                25,194   		15,778   		15,497
Property taxes	                            		32,194   		39,673   		27,498
Taxes and licenses		                          4,713    		4,367   	 	4,725
Corporation expense                        		53,386   		46,257   		55,344
Advertising and promotion                   	45,447   		50,583 	  	31,219
Telephone		                                 	27,821 	  	26,228   		27,689
Security	                                  		63,983   		62,295   		62,950
Office supplies and expense	                 43,199   		38,943   		37,565
Custodial supplies                          		6,590    		8,889   	 	7,314
Recreational supplies	                       	4,056 	   	4,211    		3,669
Professional services                      		25,580   		24,413   		33,142
Retail operating supplies                    	4,647    		3,102 	   	3,037
Repairs and maintenance	                    	86,036   		63,487 	  	54,054
Contract services                         		140,676   	125,713   	123,128
Equipment lease			                            2,551    		1,850    		1,001
Utilities		                                	210,270   	194,691   	193,380
Auto and truck expense		                     30,008   		28,756 	  	29,020
Rent - storage lots	                        	61,020 	  	59,769   		55,766
Bad debts		                                     	18    		1,277 	     	238
Service charges	                           		33,617   		36,969 	  	36,813
Storm damages						                                               	29,713
Uniforms	                                   		7,814 	   	5,904    		5,882
Miscellaneous	                              		6,535 	   	6,587    		6,816
														                            ---------  ---------  ---------
    Total Operating Expenses            	$1,838,534 $1,739,856	$1,747,993

       28 OF 41

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997, 1996 AND 1995
PAGE 7


    Note 8 - Operating Leases

The Company leases two pieces of property to use as storage lots. One is leased under a cancelable month-to-month lease. The other was entered into effective January 1, 1997, for five years with an option to extend the lease for an additional five years. Monthly lease payments are currently $2,208 and are increased annually based on the Consumer Price Index. Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

	Year Ended September 30,
		1998	 $ 28,797
		1999		 	28,797
		2000		 	28,605
		2001	 		26,493
		2002 	 	19,870
         -------
		Total $132,562
         =======
Rent expense under these agreements was $27,712, $25,740 and $25,640 for the years ended September 30, 1997, 1996 and 1995, respectively.


       29 OF 41


ITEM 8 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                                PART III


           ITEM 9     DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS;
                       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) The Company's Directors were chosen at the Shareholder's Annual Meeting on January 18, 1997. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

(b) The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no familial relationship between the Directors nor between the Directors and the Officers. There is no understanding or agreement under which the Directors hold office.

HOWARD ALLARD, Director and Vice President - Administration
Howard Allard, age 72, resides at 5161 Diablo Drive, Sacramento, California 95842. He has a Master's degree in education administration from California State University, Sacramento. He was an elementary school principal in the Rio Linda Union School District for 29 years prior to retirement in 1985. He has been a partner since 1978 in Allard Enterprises which maintains rental properties, and he has also been a partner since 1982 in Allard Limousine. Mr. Allard has served on the Board for 17 years, including three years as President, two years as Secretary, and is currently serving as Vice President - Administration.

EMILY BARTON, Director
Emily Barton is 65 years old. She resides at 4008 Glenbrook Avenue, Bakersfield, California 93306. She holds an inactive B-1 California Contractors License and a supplemental Swimming Pool License C-53. She was active in the building business for many years. She is still active in the remodeling and rehabilitation of her properties. She has been in the rental business for 30 years and is currently active in the rental business. Her specialty is buying foreclosures. She holds an inactive life and disability insurance license and is associated with Cross Town Insurance Co. She is past president of B'nai B'rith Women Bakersfield Chapter #69. Under her leadership, B'nai B'rith Women received many community service awards. She has served on the Board for five years.



       30 of 41

DONALD BIANCHI, Director
Donald Bianchi is 74 years old. He resides at 3605 Belle Terrace, Bakersfield, California 93309. He retired from the U.S. Air Force as a Lieutenant Colonel in 1983 and served as president of The Retired Officers Association in 1994. He was a traffic officer, pilot and accident follow-up officer for the California Highway Patrol for 31 years until his retirement in 1978. He served as vice president of the Kern Kiwanis and is an active member of the Masonic Lodge. He is now a licensed state investigator in private practice and monitor for California traffic schools. He has served on the Board for 22 years.

KURT BRITTAIN, Director and Executive Vice President
Kurt Brittain is 67 years old and resides at 15890 La Porte Court, Morgan Hill, California 95037. After his Marine Corps service, he was employed for more than 33 years by Orange County, California, before his retirement in 1986. His background includes public works, flood control and manager of the county's harbors, beaches and parks system. He was in charge of three harbors, seven beaches and more than 26 parks, three of which were camping parks. He has completed extension courses in business administration, management, recreation and real estate. He has served on the Board for eight years; one year as Vice President of Administration, one year as Vice President-Secretary, and is currently serving a fifth year as Executive Vice President.

ALBERT BROWN, Director
Albert Brown is 74 years old. He resides at 22718 Lone Eagle Road, Apple Valley, California 92308. He was employed at Hughes Aircraft for 20 years, from 1945 to 1965, TRW Systems for 3 1/2 years, from 1965 to 1968, and Rohr Industry, Inc., for 11 1/2 years, from 1968 until retirement in 1979.
He worked his way up from being an assembler to a senior industrial engineer, reporting directly to the manager of industrial engineering. He has completed extensive continued education in the field of industrial engineering at U.S.C. He is an instructor with the A.A.R.P. 55-Alive
Senior Driving Course. He has served on the Board of Directors for 12 years, including two years as Vice President - Administration.

HARRY BUCHAKLIAN, Director
Harry Buchaklian is 65 years old. He resides at 1361 E. Ticonderoga Drive, Fresno California 93720. He has a B.A. degree from C.S.U.F. in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career has included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College and technical supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He has served on the Board for 13 accumulative years, including most recently from September 16, 1995, to present.

       31 of 41

FRANK DRAKE, Director
Frank Drake is 56 years old. He resides at 9511 Birch Creek Court, Bakersfield, California 93312. Mr. Drake has an A.A. degree from Bakersfield College, and holds an administration of justice lifetime vocational teaching credential from U.C.L.A. Mr. Drake retired after 20 years with the Kern County Sheriffs Department where he was commander of detective, administration and jail facilities. Following his retirement from the Sheriff's Department in 1988, he was employed as a safety consultant with State Compensation Insurance Fund assisting clients in complying with OSHA and other safety standards. He retired from this position in December 1995. Mr. Drake has served on the Board for two years.

NORMAN GOULD, Director
Norman Gould is 78 years old. He resides at 10597 Road 30, Madera, California 93637. He has a B.A. in education and an M.A. in administration. His occupation prior to retirement in 1986 was as the superintendent of schools for Madera County. He was a member of the board of directors of Kingsview, Inc., from 1968 to 1980 and held the positions of vice chairman and chairman of the board. He is currently on the board of directors of Valley Teen Ranch, Inc. Mr. Gould also serves as the president on the board of directors for Camp Sugar Pine, Inc., a nonprofit corporation. He has served on the Board for 19 accumulative years, including most recently from March 20, 1993 to present, serving nine years as President, one year as Treasurer and two years as Secretary.

EDWARD HINDS, JR., Director and Vice President - Secretary
Edward (Dee) Hinds, Jr., age 70, resides at 3416 West Magill Avenue, Fresno, California 93711. He was employed by Bank of America serving as a branch officer, vice president, manager and regional credit administrator for more than 38 years prior to his retirement in 1988. He has served on the Board for 17 years, and is currently serving a fifth year as Vice President - Secretary.

TERRIS HUGHES, Director
Terris (Terry) Hughes, is 48 years old and resides at 2426 Sunset, Wasco, California 93280. Mr. Hughes holds an A.A. degree from Bakersfield Junior College in police science. He was employed by Cal Resources LLC for 23 years, from 1973 to 1997, holding the position of senior training technician for the last 10 years, and is currently employed as a process specialist for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties include providing safety and operational training to Aera Energy LLC employees. Mr. Hughes has served on the Board for two years.

       32 of 41

LARRY KELLER, Director
Larry Keller, age 44, resides at 3807 Mesa Grande, Bakersfield California 93304. Mr. Keller founded and operated Nooner Food Service from 1979 until 1992, providing on-site food service of up to 13,000 meals per day at fire camps for the U. S. Forest Service throughout 11 western states. He also served as president, vice president and secretary/treasurer of the Western Forest Fire Catering Association. Since 1992 Mr. Keller has been self-employed at Presidio Business Center, a commercial real estate management company he owns and manages. Mr. Keller has served on the Board for two years.

RONALD NUNLIST, Director
Ronald Nunlist, age 59, resides at 1105 Minter Avenue, Shafter, California 93263. Mr. Nunlist has been employed in the oil business for many years. From 1995 to June 1997 he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Mobil Oil Corporation. Since June 1997, Mr. Nunlist has been employed by Aera Energy, an oil industry company formed between the Shell Oil and Mobil Oil Corporations, as a logistics specialist. He has served on the Board for 12 years, including five years as President.

JERALD PETTIBONE, Director and President
Jerry Pettibone, age 71, resides at 4179 Court Drive, Santa Cruz, California 95062. He sold and retired from his company, Pettibone Signs, in Santa Cruz in October 1988. He started the company in 1960, which operated statewide. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985-1986. He served on the board of directors of the California Electric Sign Association for 22 years and was recently elected a director emeritus. Also active in Rotary Club, he is a charter member and past president of the Capitola/Aptos Club. He has served Rotary as district governor of district 5170 in 1983-1984. Mr. Pettibone has been a stockholder since 1979. He has served on the Board for five years, including three years as Chief Financial Officer, and is currently serving as President.

RICHARD PROSCHOLD, Director
Richard Proschold, age 68, resides at 5717 Maywood Drive, Foresthill, California 95631. Mr. Proschold worked his entire career in and for the printing and communications industry. In 1969, he became President/CEO of Graphic Arts Credit Union in Sacramento, California, which served the families of the industry with their financial needs. At the time he took the helm, the credit union had 400 members. In 1989, he completed a merger of Graphic Arts Credit Union and its 5,000 active members into S.A.F.E. Federal Credit Union, also in Sacramento, to benefit the membership with more expanded services. Mr. Proschold remained with S.A.F.E. until 1992 when he retired, and has since enjoyed traveling. Mr. Proschold has served on the Board for one year.

       33 of 41

THOMAS ROURKE, Director
Thomas Rourke is 60 years old. He resides at 899 Stagi Lane, Los Altos, California 94024. Mr. Rourke graduated from the University of Massachusetts in 1965 with a B.B.A. degree. He was vice president of operations at Lynch Communications, Inc., in Reno, Nevada from 1980-1982, and president of Lynch Circuits, Inc., in Sunnyvale, California from 1982-1987. He is currently president and chairman of the board of Startech Electronics, Inc., a company that produces printed circuit boards and other electronic products, in Mountain View, California, a position he has held since 1988. Mr. Rourke has served on the board for two years.

HENRY VALENTIA, Director
Henry Valentia is 72 years old.  He resides at 2007 Cardinal Way,
Fairfield, California   94533.  He retired from the U.S. Air Force as a
Lieutenant Colonel in 1969. He has a degree in industrial management and an A.A. in business administration. Mr. Valentia also retired from Chevron Corporation as a safety engineer in 1984. From June 1979 to June 1984 he served on the board of directors at Travis Air Force Base Credit Union on its finance committee. Mr. Valentia has also served two years as treasurer on the board of directors for Lawrence Welk Desert Oasis, Palm Springs, California. He has served on the Board for 11 years, including two years as Vice President - Administration.
JACK WILLIAMS, Director, Vice President - Finance, and Chief Financial
Officer
Jack Williams is 47 years old. He resides at 7801 Revelstoke Way, Bakersfield, California 93309. Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. Mr. Williams established his own C.P.A. practice in 1983. He is currently employed by Monterey Resources, a subsidiary of Texaco Oil Corporation, in the Bakersfield area. He has served on the Board of Directors for three years, and is currently serving as Chief Financial Officer.

CHARLES ZAHKA, Director
Charles Zahka, age 71, resides at 6300 Alonzo Avenue, Encino, California 91316. He retired as vice president of the Broadway Department Stores in 1990 after 20 years. He presently serves as a private management consultant. Mr. Zahka is president of the Stroke Association of Southern California and vice chairman of the Better Business Bureau of the Southland. He has served on the Board for nine years, as Secretary for one year and as President for one year.




       34 of 41

                     Other Officers and Key Employees:

JAY JAMISON, Assistant Corporate Secretary and General Manager
Jay Jamison, 44 years old, has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. He resides at 17105 Oak Road, Atascadero, California 93422. He has a B.S. degree in agricultural management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family's guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983 at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518 site, full-service resort located near Hollister, California. He also managed resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison managed Sugarloaf Marina and Resort on Lake Shasta in Northern California from 1995 to 1997. He is active in the Resort and Commercial Recreation Association and is also a member of the American Quarter Horse Association.

ROGER C. LYON, JR., Assistant Corporate Secretary and General Counsel
Roger C. Lyon, Jr., is a practicing attorney in the State of California and owns his law firm, Roger C. Lyon, Jr., A Law Corporation. His business address is 1104 Palm Street, Post Office Box 922, San Luis Obispo, California 93406. Mr. Lyon has acted as outside general counsel to the Corporation since 1984.


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

       35 of 41

ITEM 10  EXECUTIVE COMPENSATION

No Officer or Director was paid more than $100,000 during the past fiscal year.


REMUNERATION OF DIRECTORS

The directors received no cash remuneration for their service. However, the directors are entitled to mileage reimbursement for travel to and from meetings upon request. In addition, they are entitled to use of the Resort for attending meetings and are provided with food and refreshments in connection with Board Meetings. The aggregate value of the foregoing during the fiscal year ended September 30, 1997, was estimated at $21,992.33.


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


SECURITY OWNERSHIP OF MANAGEMENT

(b) The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 1997:

                                               Amount of    Percent
Board Member               Title of Class      Ownership    of Class

Howard Allard              Common Stock        1 Share      0.056%
5161 Diablo Ave
Sacramento CA 95842

Emily Barton               Common Stock        2 Shares     0.111%
4008 Glenbrook Ave
Bakersfield CA 93306


       36 of 41

                                               Amount of    Percent
Board Member               Title of Class      Ownership    of Class

Donald Bianchi             Common Stock        2 Shares     0.111%
3605 Belle Terrace
Bakersfield CA 93309

Kurt Brittain              Common Stock        2 Shares     0.111%
15890 La Porte Ct
Morgan Hill CA 95037


Albert Brown               Common Stock        2 Shares     0.111%
22718 Lone Eagle Rd
Apple Valley CA 92308

Harry Buchaklian           Common Stock        1 Share      0.056%
1361 E Ticonderoga Dr
Fresno, CA 93720

Frank Drake                Common Stock        1 Share      0.056%
9511 Birch Creek Ct
Bakersfield CA 93312

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

Terris Hughes              Common Stock        1 Share      0.056%
2426 Sunset
Wasco CA 93280

Larry Keller               Common Stock        1 Share      0.056%
3807 Mesa Grande
Bakersfield CA 93304

Ronald Nunlist             Common Stock        4 Shares     0.222%
1105 Minter Ave
Shafter CA 93263

Jerald Pettibone           Common Stock        1 Share      0.056%
4179 Court Dr
Santa Cruz CA 95062

Richard Proschold          Common Stock        1 Share      0.056%
5717 Maywood Dr
Foresthill CA 95631-9636

Thomas Rourke              Common Stock        2 Shares     0.111%
899 Stagi Ln
Los Altos CA 94024

       37 of 41
                                               Amount of    Percent
Board Member               Title of Class      Ownership    of Class

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



                               PART IV


         ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

(a.)  Documents Filed as Part of the Report:

       Independent Auditor's Report

       Balance Sheets as of September 30, 1997 and 1996

       Statements of Operations and Changes in Retained Earnings
       (Deficit) for the years ended September 30, 1997, 1996 and 1995



       38 of 41

       Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995

       Notes to Financial Statements

Supporting Schedules:

              XIII.  Capital Shares as of September 30, 1997 and 1996.

(b.) Reports on Form 8-K: None have been filed during the last quarter of the period covered by this report.

(c.)  Exhibit/Index:
                                                 Sequential
Exhibit Number          Item Description         Page Number

      24            Consent of Accountants        19
      27            Financial Data Schedule       *

           * Filed electronically only















       39 of 41

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PISMO COAST VILLAGE, INC.

By:        /s/ Jerald Pettibone               Date: December 12, 1997
           Jerald Pettibone, President
           and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:        /s/ Allan Bristol                  Date: December 12, 1997
           Allan Bristol, Comptroller
           and Principal Accounting Officer

By:        /s/ Jerald Pettibone               Date: December 12, 1997
           Jerald Pettibone, President
           and Chairman of the Board

By:        /s/ Kurt Brittain                  Date: December 12, 1997
           Kurt Brittain, Executive Vice President
           and Director

By:        /s/ Edward Hinds, Jr.              Date: December 12, 1997
           Edward Hinds, Jr., Vice President - Secretary
           and Director

By:        /s/ Jack Williams                  Date: December 16, 1997
           Jack Williams, Chief Financial Officer,
           Vice President - Finance and Director

By:        /s/ Howard Allard                  Date: December 12, 1997
           Howard Allard, Vice President - Administration
           and Director

By:        /s/ Emily Barton                   Date: December 17, 1997
           Emily Barton, Director

By:        /s/ Donald Bianchi                 Date: December 13, 1997
           Donald J. Bianchi, Director

By:        /s/ Albert Brown                   Date: December 12, 1997
           Albert Brown, Director

By:        /s/ Harry Buchaklian               Date: December 12, 1997
           Harry Buchaklian, Director

       40 of 41

By:        /s/ Frank Drake                    Date: December   , 1997
           Frank Drake, Director

By:        /s/ Norman Gould                   Date: December 13, 1997
           Norman Gould, Director

By:        /s/ Terris Hughes                  Date: December 13, 1997
           Terris Hughes, Director

By:        /s/ Larry Keller                   Date: December 12, 1997
           Larry Keller, Director

By:        /s/ Ronald Nunlist                 Date: December 12, 1997
           Ronald Nunlist, Director

By:        /s/ Richard Proschold              Date: December 13, 1997
           Richard Proschold, Director

By:        /s/ Thomas Rourke                  Date: December 18, 1997
           Thomas Rourke, Director

By:        /s/ Henry Valentia                 Date: December 15, 1997
           Henry Valentia, Director

By:        /s/ Charles Zahka                  Date: December 12, 1997
           Charles Zahka, Director



10ksb97.txt


       41 of 41