Form 10QSB
period 1997-12-31
PISMO COAST VILLAGE INC
filed 1998-02-13
CIK 216877

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

                    For the quarterly period ended December 31, 1997

          [  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    EXCHANGE ACT

                    For the transition period from _____ to ______

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

                 1 of 16

                                     FORM 10-QSB


          State the number of shares outstanding of each of the issuers
          classes of common equity, as of the latest practicable date:   -
          1800-

                 2 of 16




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


                 3 of 16



          revenues from restaurant, laundry, and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from general store operations and from RV parts and service operations.

          Income from Resort Operations for the three-month period ended December 31, 1997, increased $16,557, or 4.2%, from the same
          period in 1996.   These increases are a result of an increase in
          RV group and holiday period occupancy which are at a higher rate
          then weekday business.   RV storage income grew to a 6.2%
          increase above the same three-month period last year ending on December 31, 1996, primarily due to obtaining full occupancy of the storage operation. Income from retail operations increased by $ 4,928, or 5.7%, for the three-month period ended December 31, 1997, above the same period in 1996. This increase is a result of continuing growth in the RV repair and parts store. Growth in RV storage and RV repairs also contributed to an increase in Accounts Receivables, however, none that are significantly uncollectible. Interest income decreased 18.5% for the three-month period ended December 31, 1997, below the same period in 1996 due to the use of funds to eliminate outstanding debt in September 1997. The Company anticipates continued moderate growth in both income from resort operations and in retail operations.

          The Company currently has no plans to increase or decrease its property and anticipates it will continue to operate the restaurant by lease to an outside vendor.

          Operating expenses for the three-month period ending December 31, 1997, increased $41,132, or 9.3%, above the same period ended December 31, 1996. During this seasonal slow business period, the Company performed maintenance tasks on its roads and vehicles. Prorated property taxes increased due to a water tax placed on several of the Company's owned parcels. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation. The Company has a spending plan that is managed by expense item; each expense is assigned a percent of income earned.

          Cost of Goods Sold expenses for the three-month period ended Decembeerr 31, 1997, are 56.2% compared to 58.9% for the same period in 1996, which is well withhin the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

          Interest expense for the three-month period ended December 31, 1997, was reduced by $5,363 below the same period in 1996. This reduction is the result of the Board's decision to eliminate all outstanding debt in September 1997. The Company has renewed its $150,000 line of credit.

          Loss before provisions for taxes on income for the three-month period ended December 31, 1997, increased by $23,443 above the same period in 1996. This increase of loss is a result of increased managed operating expenses and an increase in depreciation expense for the site improvements that were completed in June of 1997. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

          Published occupancy rates for resort operations have remained consistent for the past three years. These rates are formally reviewed annually by the Board of Directors and were last changed in October 1994. Management has introduced various marketing promotions with reduced rates to increase revenues during low occupancy periods. The Company, during these

                 4 of 16



          three years, has seen some of its fixed and variable costs increase and decrease and has not seen any significant trend to warrant an increase in rates. However, due to the nature of business and economic cycles and trends, rates may be adjusted accordingly if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs as higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength, and market presence will enable it to remain extremely competitive.


          LIQUIDITY
          The Company plans capital expenditures of $295,000 in Fiscal Year 1998 to continue its enhancement of camping sites, upgrade restroom buildings, replace an electrical generator, expand offices, maintenance area improvements and upgrade of computer information systems. During the first quarter of Fiscal 1998, the information system and generator were completed. Funding for these projects will be by revenue generated from the normal course of business. The Company's current cash position as of December 31, 1997, is $335,302 which is 18.1% less than the same position in 1996. This reduction in cash is the direct result of retirement of all debt during Fiscal Year 1997. With past growth in its Recreational Vehicle Storage operation and upon reaching full occupancy of its owned and leased lots, the Company is in the process of exploring other available space to continue growth. Future funding of this project may be from operations or from acquiring new financing. The Company has taken steps to renew a $150,000 line of credit to insure funds will be available, if required.

          The Company has consistently demonstrated an ability to optimize revenues developed from resort and retail operations during the summer season. In addition, RV storage space and site rentals are paid for in advance and are on deposit during the winter season. These deposits of future revenues for December 31, 1997, amounted to $13,130, or 8.4%, less then the deposits for December 31, 1996. This decrease is a result of a decrease in the difference in the number of winter vacation days that fell into January. These additional stay over days were collected in advance and realized as revenue in January 1997.

          Accounts payable and accrued liabilities increased $57,430 due to the December purchase of the generator, vehicle repairs, and timing differences in payment of amounts owed. All undisputed payables have been paid in full accordingly to the Company's policy.
          Expenditures are consistent with prior years' operations and are expected to provide adequate resources to support the amounts committed to complete the authorized capital projects during the fiscal year. Fourth quarter site occupancy and storage fill are expected to be consistent with that of the past year. Capital projects are designed to enhance the marketability of the camping
          sites and enhance support facilities.   Capital projects not
          completed prior to our busy season will be completed after Labor
          Day.

                             PART II - OTHER INFORMATION
                         __________________________________


                 5 of 16



          ITEM 1 -  LEGAL PROCEEDINGS


                    Not Applicable


          ITEM 2 -  CHANGES IN SECURITIES


                    Not Applicable


          ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES


                    Not Applicable


          ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                    The annual meeting for the shareholders of Pismo Coast Village, Inc., was held on Saturday, January 17, 1998, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420.
                    At that meeting the following Directors were elected to serve until the annual meeting in January 1999, or until successors are elected and have qualified, and following each elected Director's name is the total number of votes cast for that Director:

                              Allard, Howard             920
                              Barton, Emily              971
                              Bianchi, Donald            957
                              Brittain, Kurt             865
                              Brown, Albert              953
                              Buchaklian, Harry        1,065
                              Drake, Frank               859
                              Gould, Norman              841
                              Hinds, Jr., Edward         863
                              Hughes, Terris             855
                              Keller, Larry              864
                              Nunlist, Ronald            906
                              Pettibone, Jerald          856
                              Proschold, Richard         802
                              Rourke, Thomas             928
                              Valentia, Henry            934
                              Williams, Jack             838
                              Zahka, Charles             844


                 6 of 16




          Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matter is set forth below:

                (a) A proposal to approve the selection of Glenn, Burdette, Phillips and Bryson to serve as independent certified public accountants for the Company for the fiscal year 1997.

                         Affirmative Votes        Negative Votes
                              880                 8


          ITEM 5 -  OTHER INFORMATION
          The annual meeting of the stockholders of Pismo Coast Village,
          Inc.,   was held on Saturday, January 17, 1998, at 9:00 a.m. at
          the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Stockholders Meeting:

               President                               Jerald Pettibone
               Executive Vice President                Harry Buchaklian
               V.P. Finance/Chief Financial Officer    Jack Williams
               V.P. Administration                     Frank Drake
               V.P. Secretary                          Edward Hinds, Jr.
               Assistant Corporate Secretary           Jay Jamison


          ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K


               (a)  Exhibit Index:

                                                               Sequential
                    Exhibit Number      Item Description       Page Number

                         24             Consent of Accountants        *
                         27             Financial Data Schedule       **
                         28             Accountant's Review
                                        Report                        9

                    * Contained in Accountant's Review
                      Report, Exhibit 28.

                    **        Filed Electronically Only


                 7 of 16



          SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          PISMO COAST VILLAGE, INC.


          Date: February 6, 1998

          Signature:__________/s/____________________
          Jerald Pettibone, President

          Date: February 12, 1998

          Signature:______/s/__________________
          Jack Williams, V.P. Finance /Chief Financial Officer


          Date: February 4, 1998

          Signature:_____/s/_________________________
          Allan Bristol, Comptroller / Principal Accounting Officer



          10Q12c97.WPD

                 8 of 16



                                          ACCOUNTANTS' REVIEW REPORT
          Board of Directors
          Pismo Coast Village, Inc.
          165 South Dolliver Street
          Pismo Beach, California 93449

          We have made a review of the balance sheets of Pismo Coast Village, Inc. as of December 31, 1997 and 1996, and the related statements of operations and retained earnings (deficit) and cash flows for the three month periods ended December 31, 1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

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

          We previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 1997, (presented herein) and the related statements of operations and retained earnings (deficit) and cash flows for the year then ended (not presented herein); and in our report dated October 23, 1997 we expressed an unqalified opinion on those financial statements.

          Glenn, Burdette, Phillips & Bryson
          Certified Public Accountants
          A Professional Corporation
          1150 PALM STREET
          SAN LUIS OBISPO, CA 93401


          January 19, 1998


                 9 of 16
                                   PISMO COAST VILLAGE, INC.
                                        BALANCE SHEETS
                    DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1997

                                 December 31,    September 30,   December 31,
                                     1997            1997            1996
                                  (Unaudited)      (Audited)      (Unaudited)

            ASSETS

  Current Assets

  Cash and cash equivalents         $335,302        $410,062        $409,579
  Accounts receivable                 11,486           8,467           5,980
  Inventory                           68,915          69,597          62,132
  Current deferred taxes              56,000          19,000          39,000
  Prepaid income taxes                24,551          24,551
  Prepaid expenses                    38,831          48,900          46,210
                                 ------------    ------------    ------------
    Total current assets             535,085         580,577         562,901

  Pismo Coast Village
   Recreational Vehicle Resort
   and Related Assets -
   Net of accumulated
   depreciation                    5,532,012       5,569,029       5,573,807

  Other Assets                         4,770           6,619          10,593
                                 ------------    ------------    ------------
    Total Assets                  $6,071,867      $6,156,225      $6,147,301
                                 ============    ============    ============


      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities

  Accounts payable and
  accrued liabilities               $118,326        $86,479         $60,896
  Accrued salaries and vacation       37,416         37,394          34,990
  Rental deposits                    143,434        184,379         156,564
  Current portion of
  long-term debt                                                     35,983
                                 ------------    ------------   ------------
    Total current liabilities        299,176        308,252         288,433


  Long-Term Liabilities
  Long-term deferred taxes            76,000          74,000         68,000
  Long-term debt                                                    164,554
                                 ------------    ------------   ------------
    Total liabilities                375,176         382,252        520,987
                                 ------------    ------------   ------------
  Stockholders' Equity

  Common stock - no par value,
   issued and outstanding
   1,800 shares                    5,647,708       5,647,708       5,647,708
  Retained earnings (deficit)         48,983         126,265         (21,394)
                                 ------------    ------------    ------------
    Total stockholders' equity     5,696,691       5,773,973       5,626,314
                                 ------------    ------------    ------------

    Total Liabilities and
     Stockholders' Equity         $6,071,867      $6,156,225      $6,147,301
                                 ============    ============    ============

  See accountants' review report.
  The accompanying notes are an integral part of these financial statements.

  Page

                10 of 16


                                   PISMO COAST VILLAGE, INC.
                   STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                       (UNAUDITED)
                       THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                1997                    1996
  Income
  ------
  Resort operations                           $413,574                 $397,017
  Retail operations                             91,316                   86,388
  Interest income                                3,350                    4,109
                                           ------------             ------------
    Total income                               508,240                  487,514
                                           ------------             ------------

  Cost and Expenses
  -----------------
  Operating expenses                           485,134                  444,002
  Cost of goods sold                            51,288                   50,875
  Depreciation                                  84,000                   75,681
  Amortization                                                              332
  Interest expense                                 100                    5,463
                                           ------------             ------------
                                               620,522                  576,353
                                           ------------             ------------
  Loss Before Provision
   for Taxes on Income                        (112,282)                 (88,839)

  Income Tax Expense (Benefit)                 (35,000)                 (25,000)
                                           ------------             ------------
  Net Loss                                     (77,282)                 (63,839)

  Retained Earnings
  -----------------
  Beginning of period                          126,265                   42,445
                                           ------------             ------------
  End of period                                $48,983                 $(21,394)
                                           ============             ============
  Net Loss Per
   Share                                       $(42.93)                 $(35.47)
                                           ============             ============


  See accountants' review report.
  The accompanying notes are an integral part of these financial statements.

  Page

                 11 of 16

                                   PISMO COAST VILLAGE, INC.
                             STATEMENTS OF CASH FLOWS (UNAUDITED)
                       THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                    1997                            1996
                                --------------------       --------------------
  Cash Flows From
  Operating Activities

   Net loss                                 $(77,282)                  $(63,839)
   Adjustments to reconcile
    net loss to net cash
    used by operating activities:
     Depreciation                     $84,000               $75,681
  Amortization                                                  332
  Decrease in accounts
      receivable                       (3,019)                  858
  Decrease in prepaid expenses         10,069                13,938
  Increase in current
      deferred taxes                  (37,000)              (14,000)
  (Increase) Decrease in
      inventory                           682                (3,040)
     Decrease in other assets           1,849                 2,054
  Increase (Decrease)
      in accounts payable
      and accrued liabilities          31,847                (6,227)
  Increase (Decrease) in
      accrued salaries and vacation        22                  (125)
  Decrease in income
      taxes payable                                         (45,000)
  Increase in long-term
      deferred taxes                    2,000                 2,000
     Decrease in rental deposits      (40,945)              (41,404)
                                   -----------           -----------
       Total adjustments                       49,505                   (14,933)
       Net cash used by                    ----------                ----------
           operating activities               (27,777)                  (78,772)

  Cash Flows From Investing
  Activities
    Capital expenditures              (46,983)               (5,695)
       Net cash used in investing   -----------          -----------
        activities                            (46,983)                   (5,695)

  Cash Flows From Financing
  Activities
     Retirement of debt                                     (23,190)
       Net cash used in financing                        -----------
         activities                                                     (23,190)
                                           -----------               ----------
  Net decrease in cash and
        cash equivalents                      (74,760)                 (107,657)

  Cash and Cash Equivalents at
  Beginning of Period                         410,062                   517,236
                                           -----------              -----------
  Cash and Cash Equivalents at
  End of Period                              $335,302                  $409,579
                                           ===========              ===========

  Schedule of Payments of Interest and Taxes
  Payments for interest                      $    100                  $  5,463
  Payments for income tax                    $      -                  $ 31,931




  See accountants' review report.
  The accompanying notes are an integral part of these financial statements.

  Page

                 12 of 16

                                    PISMO COAST VILLAGE, INC.
                                 NOTES TO FINANCIAL STATEMENTS
                                          (UNAUDITED)
                        DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1997


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

  Loan fee of $9,292 net of accumulated amortization of $4,310 at December 31, 1996, is included with other assets. Amortization is computed using the straight-line method over seven years. The balance of other assets at December 31, 1997 and 1996, represents deposits held by others and of $4,770 and $5,611, respectively.

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

  Page

                 13 of 16


  PISMO COAST VILLAGE, INC.
  NOTES TO FINANCIAL STATEMENTS
  (UNAUDITED)
  AS OF DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1997
  PAGE 2


  Note 1 - Summary of Significant Accounting Policies (Continued)

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

  Revenue and Cost Recognition

  The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

  Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets

  At December 31, 1997, September 30, 1997 and December 31, 1996, property and equipment included the following:

                 December 31, 1997     September 30, 1997      December 31, 1996

Land                    $2,680,850             $2,680,850             $2,680,850
Building and
 resort improvements     5,564,088              5,564,088              5,523,351
Furniture, fixtures,
 equipment and
 leasehold improvements  1,265,675              1,214,381              1,208,255
Transportation
 equipment                 200,400                200,450                148,152
Construction in
 progress                   11,629                 15,890                  1,559
                        ----------             ----------             ----------
                         9,722,642              9,675,659              9,562,167
Less accumulated
depreciation             4,190,630              4,106,630              3,988,360
                        ----------             ----------             ----------
                        $5,532,012             $5,569,029             $5,573,807
                        ==========             ==========             ==========

  Page


                 14 of 16

  PISMO COAST VILLAGE, INC.
  NOTES TO FINANCIAL STATEMENTS
  (UNAUDITED)
  AS OF DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1997
  PAGE 37


  Note 3 - Long-Term Debt

  Long-term debt at December 31, 1997 and September 30, 1997 is zero. Long-term debt at December 31, 1996, is summarized as follows:

                                                               December 31, 1996
                                                               -----------------
      8%   Installment note payable,
          due in monthly installments
          of $125 through April 13, 2010,
          secured by deed of trust on the
          storage lot at 2050 22nd Street,
          Oceano.                                                      $ 12,256

    10.5% Installment note payable,
          due in monthly installments of
          $4,426 through August 1, 2000,
          unpaid balance due in full
          September 1,2000.  Interest is
          variable, secured by deed of
          trust on 300 South Dolliver and
          180 South Dolliver, Pismo Beach.                              188,281
                                                                       --------
                                                                        200,537
          Less current portion of
          long-term debt                                                 35,983
                                                                       --------
                                                                       $164,554
                                                                       ========
  Total interest cost incurred was $100 and $5,463 for the three months ended December 31, 1997 and 1996, respectively and $18,099 for the year ended September 30, 1997.

  Note 4 - Line of Credit

  The Company has a revolving line of credit for $150,000. The interest rate is variable at two percent over prime, with an initial rate of 10.50 percent expiring March 31, 1998. The purpose of the loan is to augment operating cash needs in off season months. There were no outstanding amounts as of December 31, 1997 and 1996 and September 30, 1997.

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

  Page


                 15 of 16


  PISMO COAST VILLAGE, INC.
  NOTES TO FINANCIAL STATEMENTS
  (UNAUDITED)
  AS OF DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1997
  PAGE 4

  Note 6 - Income Taxes

  The provision for income taxes is as follows:
                                                   December 31,    December 31,
                                                   ------------    ------------
                                                       1997            1996
                                                       ----            ----

  Income tax expense (benefit)                      $(35,000)       $(25,000)

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

  Note 7 - Operating Leases

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

                   Year Ended December 31,
                   -----------------------

                           1998                                    $ 28,797
                           1999                                      28,797
                           2000                                      28,605
                           2001                                      36,493
                                                                   --------
                           Total                                   $122,692
                                                                   ========

  Rent expense under these agreements was $15,505, $15,156 for the three month period ended December 31, 1997 and 1996, respectively and $27,712 for the year ended September 30, 1997.

                 16 of 16