Form 10QSB
period 1998-03-31
PISMO COAST VILLAGE INC
filed 1998-05-12
CIK 216877

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                       TO THE 1934 ACT REPORTING REQUIREMENTS

                                     FORM 10--QSB

                       U.S. SECURITIEESS AND EXCHANGE COMMISSION

                               Washington, D.C.  20549
          (MARK ONE)

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998

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


                 1 of 18





          State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
          -1800-





                 2 of 18



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


                 3 of 18



          revenues from restaurant, laundry, and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from General Store operations and from RV parts and service operations.

          During the three-month period ended March 31, 1998, several seasonal and weather related incidents occurred that impacted the Company. The Spring Break period, which is one of the Company's peak periods, fell into the third quarter of Fiscal Year 1998. During Fiscal Year 1997, Spring Break occurred during the second quarter. The effects of El Nino's weather pattern also effected the Company with poor weather, road closures, and above average rainfall throughout the state of California. As the Company's primary product is its ability to provide an outdoor experience, the weather is conducive to creating and maintaining occupancy. During the month of February 1998, the area experienced 18 days of rain which created short and canceled site reservations. The Company's other income sources are dependent upon the occupancy of the Resort.

          Income from Resort Operations for the three-month period ended March 31, 1998, decreased $122,875, or 30.6%, from the same period in 1997, and for the six-month period ended March 31, 1998, decreased $106,318, or 13.3%, from the same six-month period in 1997. These decreases are a result of the previously mentioned seasonal and weather related incidents. RV Storage Income is not affected by seasonal and weather incidents and grew to a 3.6% increase above the same three-month period last year ending on March 31, 1997, and a 4.9% increase above the same six-month period last year. Storage Income increases are due to reaching the facilities' full occupancy.

          Income from Retail Operations decreased $20,769, or 22.6%, for the three-month period ended March 31, 1998, and decreased $15,841, or 8.9%, for the six-month period ended March 31, 1998, as compared to the prior year respective periods. These decreases are a direct result of the decrease in occupancy due to seasonal and weather related incidents. The decrease for the six-months ended March 31, 1998, was minimized by continued growth in the RV Repair and Parts Store of 5.9%.

          Interest Income decreased for the threee-month period and the six-month period endeed March 31, 1998, as compared to the same periods ended March 31, 1997, by 3.9% and 12.1%, due to the outstanding debt paid in full during Fiscal Year 1997.

          The Company anticipates moderate growth in both income from Resort Operations and Retail Operations.

          After March 31, 1998, the Company negotiated and began escrow for a parcel of property to be developed as an additional RV storage yard. The Company currently does not have other plans to increase or decrease its property and anticipates it will continue to operate the restaurant by lease to an outside vendor.




                 4 of 18



          Operating Expenses for the three-month period ending March 31, 1998, increased $21,694, or 5.3%, from the same period in 1997, and for the six-month period ending March 31, 1998, increased $62,826, or 7.4%, from the same period in 1997. The Company has continued performing maintenance tasks on its roads and vehicles, in addition to an increase in weather related repairs and expenses. Increases in minimum wages, group health insurance premiums, and property taxes have increased operating expenses. Many Operating Expenses were managed to lower levels through the reduction in occupancy.

          Cost of Goods Sold Expenses for the three-month period ended March 31, 1998, are 59.9% compared to 60.0% for the same period in 1997. Year-to-date Cost of Goods Sold Expenses were 57.8% compared to 59.4% for the same period in 1997. These fluctuations are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

          Interest expense for the three-month period ended March 31, 1998, was reduced by $4,725 below the same period in 1997, and $10,088 below the six-month year-to-date expense of 1997. These reductions are a result of the Board of Director's decision to eliminate all outstanding debt in September 1997. The Company has renewed its $150,000 line of credit.

          Loss before provision for taxes on income for the three-month period ending March 31, 1998, increased by $151,091 and for the six-month, year-to-date period increased by $174,534 compared respectively to the same periods ending March 31, 1997. These increases in loss are a result of the increased maintenance expenses, weather and differences in Spring Break periods. Losses during the period are directly attributed to and are consistent with seasonal occupancy of a tourist oriented business.

          Published occupancy rates for resort operations have remained consistent for the past three years. These rates are formally reviewed annually by the Board of Directors and were last changed in October 1994. Management uses various marketing promotions with reduced rates to increase revenues during low occupancy periods. The Company, during these three years, has seen some of its fixed and variable costs increase and decrease and has not seen any significant trend to warrant an increase in rates. However, due to the nature of business and economic cycles and trends, rates may be adjusted accordingly if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs as higher rates. Increases in transportation and fuel costs, weather patterns, or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength, and market presence will enable it to remain extremely competitive.



                 5 of 18



          LIQUIDITY
          The Company plans capital expenditures of $295,000 in Fiscal Year 1998 to continue its enhancement of camping sites, upgrade restroom buildings, equipment upgrades, expand administrative and guest contact areas, maintenance area improvements and upgrade of computer information systems. Funding for these projects will be by revenue generated from the normal course of business. The Company's current cash position as of March 31, 1998, is $381,172 which is 19.7% less than the same position in 1997. This reduction in cash is the direct result of retirement of all debt during Fiscal Year 1997. With past growth in its Recreational Vehicle Storage operation and upon reaching full occupancy of its owned and leased lots, the Company is in the process of exploring other available space to continue growth. Future funding of this project may be from operations or from acquiring new financing. The Company has renewed a $150,000 line of credit to insure funds will be available, if required.

          The Company has consistently demonstrated an ability to optimize revenues developed from resort and retail operations during the summer season. In addition, RV storage space and site rentals are paid for in advance and are on deposit during the winter season. These deposits of future revenues for March 31, 1998, amounted to $45,634, or 13.6% more than the deposits for March 31, 1997. This increase is the difference in the Spring Break period that fell into March of 1997 and April of 1998.

          Accounts payable and accrued liabilities decreased $16,632 due to the Spring Break period and timing differences in payment of amounts owed. All undisputed payables have been paid in full accordingly to the Company's policy.

          Capital projects are designed to enhance the marketability of the camping sites and enhance support facilities. Fourth quarter site occupancy, storage fill, and retail sales are expected to be consistent with that of the past year. Capital projects not completed prior to our busy summer season will be completed after Labor Day. With the extenuating circumstances of El Nino's effects, expenditures are expected to provide adequate resources to support the amounts needed to complete the authorized capital projects during the fiscal year.



                             PART II - OTHER INFORMATION
                         __________________________________


          ITEM 1 -  LEGAL PROCEEDINGS


                    Not Applicable


          ITEM 2 -  CHANGES IN SECURITIES



                 6 of 18



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






                 7 of 18





          SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       PISMO COAST VILLAGE, INC.

          Date: May 6, 1998

          Signature:____/s/_______________________
          Jerald Pettibone, President

          Date: May 8, 1998

          Signature:____/s/_______________________
          Jack Williams, V.P. Finance / Chief Financial Officer


          Date: May 4, 1998

          Signature:____/s/_______________________

          Allan Bristol, Comptroller / Principal Accounting Officer



          10Q3-98.COR.wpd


                 8 of 18