Form 10QSB
period 1998-06-30
PISMO COAST VILLAGE INC
filed 1998-08-13
CIK 216877

                QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                       TO THE 1934 ACT REPORTING REQUIREMENTS

                                    FORM 10-QSB

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ______________ to ______________

                           Commission file number #0-8463

                             PISMO COAST VILLAGE, INC.
         ----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

              California                                  95-2990441
     -------------------------------              --------------------------
     (State or other jurisdiction of              (IRS Employer I.D. Number)
     incorporation or organization)

             165 South Dolliver Street, Pismo Beach, California  93449
                      (Address of Principal Executive Offices)
             ---------------------------------------------------------
                    (Issuer's telephone number)   (805) 773-5649


             ---------------------------------------------------------
              (Former name, former address and former fiscal year,
               if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes     No
                                                     ---     ---

                                    FORM 10-QSB


State the number of shares outstanding of each of the issuers classes of common
equity, as of the latest practicable date:   -1800-

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

Resort Operations Income for the three-month period ended June 30, 1998, increased $33,865, or 6.52%, from the same period in 1997. Retail Operations Income increased $17,620, or 15.5%, for the same quarter. These increases are a result of the Spring Break period, a higher occupancy period, occurring in April 1998 rather than the Fiscal Year 1997 Spring Break which occurred during the second quarter. Also, the weather pattern improved allowing for a higher occupancy in June. For the nine-month period ending June 30, 1998, Resort Operations decreased $72,453, or 5.5%, from the same period in 1997. Retail Operations increased $1,779, or 0.6%, from the same nine-month period in 1997. The decrease in Resort Operations Income for the nine-month period reflects the tremendous impact of the El Nino weather pattern on paid site occupancy. Increased occupancy in the third quarter reversed the decline experienced during the first two quarters, and the Company anticipates continued growth in occupancy over its peak summer period and into the first quarter of next fiscal year. Seasonal fluctuations within this industry are expected and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

On April 20, 1998, the Company opened escrow for a parcel of property to be developed as an additional RV storage facility. The Company currently does not have other plans to increase or decrease its property and anticipates it will continue to operate the restaurant by lease to an outside vendor. Effective, April 3, 1998, and with the end of the prior lease agreement, the Company entered into a restaurant lease with an equally experienced vendor.

Operating Expenses for the quarter ended June 30, 1998, decreased $16,415, or 3.5%, from the same period in 1997. This decrease in expense is a result of lower utilities from reduced occupancy and management's decision to postpone major maintenance due to decreased Winter and Spring revenues. Operating Expenses for the nine-month period ended June 30, 1998, increased $46,411, or 3.5%, from the same period in 1997. In addition to the explanation above for the quarter, the Company has continued maintenance tasks on its campsites and vehicles, in addition to an increase in weather-related repairs and expenses. Increase in minimum wage, group health insurance premiums, and property taxes have increased operating expenses. However, many Operating Expenses were intentionally managed to lower levels to compensate for the reduction in resort revenue caused by lower occupancy.

Cost of Goods Sold for 1998 are within projected levels at 60.3% for the quarter and 58.9% year-to-date. Cost of Goods Sold for 1997 were 60.6% and 59.9% respectively.

Interest Expense for the three-month period ended June 30, 1998, was a zero balance after being reduced by $4,371 below the same period in 1997, and $14,459 below the nine-month year to date expense of 1997. These reductions are a result of the Board of Directors' decision to eliminate all outstanding debt in September 1997. The Company has renewed its $150,000 line of credit and is
currently seeking financing for the proposed RV storage expansion.   Further
details regarding financing are found in the Liquidity section below.

Net Income for the quarter ending June 30, 1998, increased by $79,549, or 2,429.0%, as compared with the same period ending June 30, 1997. Net income for the nine months ending June 30, 1998, decreased by $67,485, or 68.8%, as compared with the same period ending June 30, 1997. The last quarter of 1998 is expected to provide adequate resources for continuing business and provide for planned capital expenditures. Of the last eight years, with each year-end being profitable, the Company has shown losses from $42,475 to $229,759 as of the end of the first nine months. Losses during this period are consistent with the seasonal occupancy of a tourist orientated business.

Published occupancy rates for the resort operations have remained consistent for the past three years. These rates are formally reviewed annually by the Board
of Directors and were last changed in October 1994.   Upon review of occupancy
and competition, in July 1998, the Board of Directors decided not to increase
site fees for the Fiscal Year beginning October 1, 1998.   However, the Board
did vote to increase RV storage, towing, and set-up fees effective October 1, 1998.

Management has introduced various marketing promotions with reduced rates to
increase revenues during low occupancy periods.   During the past three years
the Company has seen some of its fixed and variable costs increase and decrease and has not seen any significant trend to warrant an increase in rates.
However, due to the nature of business and economic cycles and trends, rates may be adjusted accordingly if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs at higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive.

LIQUIDITY
The Company planned capital expenditures of $295,000 in Fiscal Year 1998 to continue its enhancement of camping sites, upgrade restroom buildings, equipment upgrades, expand administrative and guest contact areas, maintenance area improvements and upgrade of computer information systems. Funding for these projects will be by revenue generated from the normal course of business and some projects may be reallocated to Fiscal Year 1999. The Company's current cash position as of June 30, 1998, is $650,136, which is $63,172, or 10.8%, more than the same period in 1997, and an increase of $240,074, or 58.5%, from September 30, 1997. This increase in cash is a direct result of the retirement of all debt during Fiscal Year 1997 and increase in rental deposits.

With past growth in its Recreational Vehicle Storage operation and upon reaching full occupancy of its owned and leased lots, the Company is currently pursuing
ownership and development permits for a new storage property.   Funding for this
project is expected to be obtained through a banking institution with which the Company maintains a business relationship.

Capital projects are designed to enhance the marketability of the camping sites and enhance support facilities. Fourth quarter site occupancy, storage fill, and retail sales are expected to be consistent with that of the past year. Capital projects not completed prior to the busy summer season will be completed after Labor Day.

The Company has consistently demonstrated an ability to optimize revenues developed from Resort and Retail Operations during the summer season. During other, less revenue producing periods, RV storage space and site rentals are paid for in advance and used for Resort improvements and cash reserves. The Company has a revolving line of credit for $150,000 to augment operating or capital expenditure cash needs during off season periods. The Company considers its financial position sufficient to meet its anticipated future financial requirements. The foregoing information is forward looking, based upon certain assumptions of future performance which may not come to fruition.

Accounts Payable and accrued liabilities decreased $38,807 for June 30, 1998, compared to the same period ending 1997. All undisputed payables have been paid in full according to the Company's policy.


                             PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

          Not Applicable

ITEM 2 -  CHANGES IN SECURITIES

          Not Applicable

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

ITEM 5 -  OTHER INFORMATION

          On July 3, 1998 Comptroller Allan Bristol resigned to pursue other opportunities. Linda Davidson was hired and began employment on
          July 15, 1998.   Linda has extensive experience as Comptroller and
          Human Resources Director.

ITEM 6 -  EXHIBITS AND REPORTS ON THE 8-K

     (a)  Exhibit Index:

                              Sequential
          Exhibit Number      Item Description         Page Number
          --------------      ----------------         -----------
               27             Financial Data Schedule       **
               99             Accountant's Review
                              Report

          ------------------------------------------
          *  Contained in Accountant's Review
              Report, Exhibit 28.

          ** Filed Electronically Only

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PISMO COAST VILLAGE, INC.


Date: _________________________________

Signature:______________________________
          Jerald Pettibone, President


Date: _________________________________

Signature:______________________________
          Jack Williams, V.P. Finance / Chief Financial Officer


Date: _________________________________

Signature:______________________________
          Linda Davidson, Comptroller / (Principal Accounting Officer)

                          ACCOUNTANTS' REVIEW REPORT


Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have made a review of the balance sheets of Pismo Coast Village, Inc. as of June 30, 1998 and 1997, and the related statements of operations and retained earnings (deficit) for the three month and nine month periods ended June 30, 1998 and 1997, and the statements of cash flows for the nine month periods ended June 30, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

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

We previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 1997, (presented herein) and the related statements of operations and retained earnings (deficit) and cash flows for the year then ended (not presented herein); and in our report dated October 23, 1997, we expressed an unqualified opinion on those financial statements.




Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
San Luis Obispo, California

                             PISMO COAST VILLAGE, INC.
                                   BALANCE SHEETS

                                              JUNE 30,       SEPTEMBER 30,      JUNE 30,
                                                 1998             1997            1997
                                             (UNAUDITED)       (AUDITED)       (UNAUDITED)
                                             -----------     -------------     -----------
                   ASSETS

 CURRENT ASSETS
 Cash and cash equivalents                   $   650,136    $      410,062   $     586,964
 Accounts receivable                               9,278             8,467          10,049
 Inventory                                        72,157            69,597          59,803
 Current deferred taxes                           75,000            19,000          32,000
 Prepaid income taxes                             21,089            24,551          32,760
 Prepaid expenses                                 27,671            48,900           8,506
                                             -----------     -------------     -----------
      TOTAL CURRENT ASSETS                       855,331           580,577         730,082

 PISMO COAST VILLAGE RECREATIONAL VEHICLE
      RESORT AND RELATED ASSETS - NET OF
      ACCUMULATED DEPRECIATION                 5,382,681         5,569,029       5,662,089

 OTHER ASSETS                                     44,433             6,619          14,338
                                             -----------     -------------     -----------


      Total Assets                            $6,282,445        $6,156,225      $6,406,509
                                             -----------     -------------     -----------
                                             -----------     -------------     -----------

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                                                     JUNE 30,       SEPTEMBER 30,       JUNE 30,
                                                        1998             1997             1997
                                                    (UNAUDITED)       (AUDITED)        (UNAUDITED)
                                                   ------------     -------------      -----------
       LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
 Accounts payable and accrued expenses             $     81,821      $     86,479     $    120,628
 Accrued salaries and vacation                           38,128            37,394           33,916
 Rental deposits                                        498,116           184,379          449,490
 Current portion of long-term debt                                                          41,376
                                                   ------------     -------------      -----------
      Total current liabilities                         618,065           308,252          645,410

 LONG-TERM LIABILITIES
 Long-term deferred taxes                                56,000            74,000           63,000
 Long-term debt                                                                            106,054
                                                   ------------     -------------      -----------
      Total liabilities                                 674,065           382,252          814,464
                                                   ------------     -------------      -----------
 STOCKHOLDERS' EQUITY
 Common stock - no par value, issued and
      outstanding 1,800 shares                        5,647,708         5,647,708        5,647,708
 Retained earnings (deficit)                            (39,328)          126,265          (55,663)
                                                   ------------     -------------      -----------
      Total stockholders' equity                      5,608,380         5,773,973        5,592,045
                                                   ------------     -------------      -----------
      Total Liabilities and Stockholders' Equity     $6,282,445        $6,156,225       $6,406,509
                                                   ------------     -------------      -----------
                                                   ------------     -------------      -----------

                             PISMO COAST VILLAGE, INC.
              STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                    (UNAUDITED)
                 THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                 THREE MONTHS             NINE MONTHS
                                                ENDED JUNE 30,           ENDED JUNE 30,
                                                --------------           --------------
                                               1998        1997       1998          1997
                                               ----        ----       ----          ----
 INCOME
 Resort operations                           $553,213     $519,348  $1,245,671   $1,318,124
 Retail operations                            130,871      113,251     293,309      291,530
 Interest income                                3,902        3,956      10,328       11,265
                                             --------     --------  ----------   ----------
      Total income                            687,986      636,555   1,549,308    1,620,919
                                             --------     --------  ----------   ----------
 COST AND EXPENSES
 Operating expenses                           448,081      464,496   1,363,367    1,316,956
 Cost of goods sold                            78,932       68,629     172,830      174,603
 Depreciation                                  81,450       83,452     244,305      234,814
 Amortization                                                  332                      995
 Interest                                                    4,371         200       14,659
 Loss on sale of equipment                      8,199                    8,199
                                             --------     --------  ----------   ----------
                                              616,662      621,280   1,788,901    1,742,027
                                             --------     --------  ----------   ----------
 INCOME (LOSS) BEFORE PROVISION FOR TAXES
      ON INCOME                                71,324       15,275    (239,593)    (121,108)

 INCOME TAX EXPENSE (BENEFIT)                 (11,500)      12,000     (74,000)     (23,000)
                                             --------     --------  ----------   ----------
 NET INCOME (LOSS)                           $ 82,824     $  3,275    (165,593)     (98,108)
                                             --------     --------
                                             --------     --------
 RETAINED EARNINGS (DEFICIT)

 Beginning of Period                                                   126,265       42,445
                                                                    ----------   ----------
 END OF PERIOD                                                      $  (39,338)  $  (55,663)
                                                                    ----------   ----------
                                                                    ----------   ----------
 NET INCOME (LOSS) PER SHARE                 $  46.01     $   1.82  $   (92.00)  $   (54.50)
                                             --------     --------  ----------   ----------
                                             --------     --------  ----------   ----------

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                             PISMO COAST VILLAGE, INC.
                        STATEMENTS OF CASH FLOWS (UNAUDITED)
                      NINE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                  1998                          1997
                                                         -----------------------       -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $(165,593)                     $(98,108)
Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Depreciation                                        $244,305                      $234,814
     Amortization                                                                           995
     Loss on sale of equipment                              8,199
     Increase in accounts receivable                         (811)                       (3,927)
     Increase in inventory                                 (2,560)                         (711)
     Increase in deferred taxes                           (74,000)                      (10,000)
     Decrease (increase) in prepaid income
     taxes                                                  3,462                       (32,760)
     Decrease in prepaid expenses                          21,229                        52,358
     Increase in other assets                             (37,814)                       (2,354)
     Increase (decrease) in accounts payable
     and accrued expenses                                  (4,658)                       53,505
     Increase (decrease) in accrued salaries
     and vacations                                            734                        (1,199)
     Decrease in income tax payable                                                     (45,000)
     Increase in rental deposits                          313,737                       251,522
                                                         --------                      --------
     Total adjustments                                                   471,823                       497,243
                                                                       ---------                      --------
     Net cash provided by operating
     activities                                                          306,230                       399,135

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment                            1,250
Capital expenditures                                     (67,406)                     (253,110)
                                                         --------                      --------

Net cash used in investing activities                                   (66,156)                     (253,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Retirement debt                                                                        (76,297)
                                                                                       ---------
     Net cash used in financing activities                                                            (76,297)
                                                                       ---------                      --------
     Net increase in cash and cash
     equivalents                                                         240,074                        69,728

CASH AND CASH EQUIVALENTS - BEGINNING OF
     PERIOD                                                              410,062                       517,236
                                                                       ---------                      --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                               $650,136                      $586,964
                                                                       ---------                      --------
                                                                       ---------                      --------
SCHEDULE OF PAYMENTS OF INTEREST AND TAXES
Payments for interest                                                       $200                       $14,659
Payments for income tax                                                  $11,550                       $64,691


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                             PISMO COAST VILLAGE, INC.

                           NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)
                AS OF JUNE 30, 1998 AND 1997 AND SEPTEMBER 30, 1997


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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 1998 AND 1997 AND SEPTEMBER 30, 1997
PAGE 2


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

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At June 30, 1998, September 30, 1997 and June 30, 1997, property and equipment included the following:

                                         JUNE 30, 1998  SEPTEMBER 30, 1997   JUNE 30, 1997
                                         -------------  ------------------   -------------
      Land                                   $2,680,850         $2,680,850      $2,680,850
      Building and resort improvements        5,564,088          5,564,088       5,746,117
      Furniture, fixtures, equipment
        and leasehold improvements            1,268,226          1,214,381       1,218,632
      Transportation equipment                  200,400            200,450         155,266
      Construction in progress                   16,002             15,890           8,717
                                             ----------         ----------      ----------
                                              9,729,566          9,675,659       9,809,582
      Less accumulated depreciation           4,346,885          4,106,630       4,147,493
                                             ----------         ----------      ----------
                                             $5,382,681         $5,569,029      $5,662,089
                                             ----------         ----------      ----------
                                             ----------         ----------      ----------

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 1998 AND 1997 AND SEPTEMBER 30, 1997
PAGE 3


NOTE 3 - LONG-TERM DEBT

Long-term debt at June 30, 1998 and September 30, 1997, is zero, long-term debt June 30, 1997, is summarized as follows:

                                                                                JUNE 30, 1997
                                                                                -------------
 8%    Installment note payable, due in monthly installments of $125 through April 13, 2010, secured by deed of trust on the storage
       lot at 2050 22nd Street, Oceano.                                              $  11,992

 10.5% Installment note payable, due in monthly installments of $4,426 through August 1, 2000, unpaid balance due in full September 1,
       2000.  Interest is variable, secured by deed of trust on 300 South
       Dolliver and 180 South Dolliver, Pismo Beach.                                   135,438
                                                                                     ---------
                                                                                       147,430
       Less current portion of long-term debt                                           41,376
                                                                                     ---------
                                                                                      $106,054
                                                                                     ---------
                                                                                     ---------

NOTE 4 - OPERATING LEASES

The Company leases two pieces of property to use as storage lots. One is leased under a cancelable month-to-month lease. The other was entered into effective January 1, 1997, for five years with an option to extend the lease for an additional five years. Monthly lease payments are currently $2,245 and are increased annually based on the Consumer Price Index. Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:


       YEAR ENDED JUNE 30,
       -------------------
            1999                                              $29,412
            2000                                               29,412
            2001                                               27,352
            2002                                               13,470
                                                              -------
            Total                                             $99,646
                                                              -------
                                                              -------

Rent expense under these agreements was $21,723 and $20,678 for the nine months ended June 30, 1998 and 1997.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 1998 AND 1997 AND SEPTEMBER 30, 1997
PAGE 4


NOTE 5 - LINE OF CREDIT
The Company has a revolving line of credit for $150,000. The interest rate is variable at two percent over prime, with an initial rate of 10.50 percent expiring March 31, 1999. The purpose of the loan is to augment operating cash needs in off season months. There were no outstanding amounts as of June 30, 1998 and 1997 and September 30, 1997.

NOTE 6 - COMMON STOCK
Each share of stock is intended to provide the shareholder with a minimum free use of the resort for 45 days per year. If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

A shareholder is entitled to a pro rata share of any dividends as well as a pro rata share of the assets of the Company in the event of its liquidation or sale. The shares are personal property and do not constitute an interest in real property. The ownership of a share does not entitle the owner to any interest in any particular site or camping period.

NOTE 7 - INCOME TAXES
The provision for income taxes is as follows:

                                                        JUNE 30,     JUNE 30,
                                                          1998         1997
                                                       ---------     ---------
     Income tax expense (benefit)                      $(74,000)     $(23,000)

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

NOTE 8 - COMMITMENTS
On April 20, 1998, the Company entered into an agreement to purchase a six acre parcel for $495,000 to store recreational vehicles. Several contingencies remain including appraisal, arranging financing and assessment of environmental impact. At June 30, 1998, the Company has deposited $33,000 into an escrow account towards the purchase price. These amounts are shown in noncurrent other assets.