Form 10KSB
period 1998-09-30
PISMO COAST VILLAGE INC
filed 1998-12-09
CIK 216877

                  ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                       TO THE 1934 ACT REPORTING REQUIREMENTS

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                    FORM 10-KSB

/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [Fee Required]

     For the Fiscal Year ended SEPTEMBER 30, 1998
                               ------------------

                            Commission file number 0-8463
                                                   ------

                              PISMO COAST VILLAGE, INC.
                              -------------------------
                    (Name of small business issuer in its charter)

        California                                       95-2990441
        ----------                                       ----------
(State or other jurisdiction                      (IRS Employer ID Number)
of incorporation or organization)


                 165 South Dolliver Street, Pismo Beach, CA  93449
                 -------------------------------------------------
               (Address of Principal Executive Offices)   (Zip Code)

                      Issuer's telephone number (805)773-5649

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class               Name of Each Exchange
                                        on Which Registered.
               N/A                           N/A

Securities registered pursuant to Section 12(g) of the Act:

                                     Common Stock
                                     ------------
                                   (Title of Class)
     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 days past.
YES  XX  NO
     --    --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. XX
                                       --

1 of 37

     State issuer's revenues for its most recent fiscal year. $2,683,948

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

     Statements in this Annual Report on Form 10-KSB which express the "Belief", "Anticipation", "Intention" or "Expectation", as well as other statements which are not historical fact, and statements as to business opportunities, market conditions, and operating performance insofar as they may apply prospectively, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.

2 of 37

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

Pismo Coast Village, Inc., is a full service 400 space recreational vehicle resort. Its resort operations include site rentals, RV storage business, video arcade, Laundromat, and other income sources related to the operation. The retail operations include a general store, RV parts store, and RV repair shop. In addition, the Company has a recreation department that provides a youth program and recreational equipment rentals.

          PUBLIC AND SHAREHOLDER USERS

The present policy of the Company is to offer each shareholder the opportunity for 45 days of free use of sites at the Resort, 25 days may be used during prime time and 20 days during non-prime time. The free use of sites by shareholders is managed by designating the days of the year as prime time and non-prime time. A prime time day is one that is most in demand, for example Memorial Day weekend and the period from mid-June until Labor Day. Non-prime time is that time with the least demand. Each shareholder is furnished annually a calendar that designates the prime and non-prime time days; it also provides a schedule of when reservations can be made and the procedure for making reservations. Shareholders' free use of sites average approximately 20% to 22% annually, refer to Result of Operations MD&A, page 9.

          SEASONAL ASPECTS OF BUSINESS

The business of the Company is seasonal and is concentrated during prime days of the year which are defined as follows: President's Day weekend, Easter week, Memorial Day weekend, summer vacation months, Labor Day, Thanksgiving weekend and Christmas vacation.

3 of 37

          WORKING CAPITAL REQUIREMENTS

By accumulating reserves during the prime seasons, the Company is able generally to meet its working capital needs during off-season. Industry practice is to accumulate funds during the prime season and use such funds, as necessary, in the off-season. The Company has arranged, but not used, a $150,000 line of credit to ensure funds are available, if necessary, in the off-season.

          COMPETITION

The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities which include 23 Channels of Satellite TV, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service which includes RV Storage and RV Repair and Service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In Fiscal Year 1998, Pismo Coast Village, Inc., was awarded the designation of RV Park of the Year, Large Park Category 1997, by the National Association of RV Parks and Campgrounds (ARVC) which has a membership of more than 3,300 properties. These factors allow the Resort to price its site rental fees well above most of its competition based on perceived value received.

Competition for the tourist market is keen between the cities on the Central
Coast of California.   Resort management and staff are involved with the City
of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and Business Improvement Group and are major sponsors in cooperative events and advertising. The Resort continues to market off season discounts using its reservations' database to enhance repeat business. To attract new business the Company uses mailing lists of recreational vehicle owners and places its brochure with companies selling or renting recreational vehicles. The marketing program has been expanded targeting groups and clubs by providing entertainment and catering services. The Company's marketing plan was funded by $38,539 for Fiscal Year 1998 which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service.

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

4 of 37

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

          EMPLOYEES

As of September 30, 1998, the Company employed approximately 39 people with 14 of these on a part time basis and 25 on full time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off season. Staffing levels during the fiscal year ranged from approximately 38 employees to 47 employees. Management considers its labor relations to be good.

          ADDITIONAL INFORMATION

Beginning October 1, 1994, site rental rates at the Resort were increased to range from $22 - $26 per day during the off season and $32 - $36 per day during prime time. Rates have remained at this level and were not increased for Fiscal Year 1997-98, and an increase in rates is not being considered for Fiscal Year 1998-99. It is anticipated the current rates will continue to market site usage at its highest value and a rate increase would possibly affect the Company's ability to capture an optimum market share.

During the May 1998 meeting, the Board elected to increase RV storage and towing rates, to be effective October 1, 1998. The rates were increased from $30 per unit and $1 per foot over 28 feet to $33 per unit and $1.25 per foot over 28 feet. The towing and set-up fees went from $11 to $12.50. The rate increase was a result of increased operational expenses and new prices remain within the range of local competition.

On April 20, 1998, the Company opened escrow for a parcel of property to be developed as an additional RV storage facility. Presently, storage is at full capacity and it is anticipated, upon permit approval, additional storage will become available by Summer 1999.

ITEM 2    DESCRIPTION OF PROPERTIES

The Company's principal asset consists of the Resort which is located at 165 South Dolliver Street in Pismo Beach, California. The Resort is built on a 26-acre site and includes 400 campsites with full hookups and nearby restrooms with showers, and common facilities, such as video arcade, recreation hall, general store, swimming pool, Laundromat, and three playgrounds.


5 of 37

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

In 1988 the Company purchased approximately 0.8 acres of property at 180 South Dolliver Street, Pismo Beach, California, across the street from the main property, consisting of a large building with a storefront and one large maintenance bay in the rear. Also, on the property is a smaller garage-type building with three parking stalls. The Company enlarged its recreational vehicle repair operation, added RV storage for approximately eleven units and developed the storefront into a RV parts store. The property was purchased for $345,000, of which $300,000 was financed and paid in full during Fiscal Year 1997.

On April 20, 1998, the Company opened escrow on a parcel of property to be developed as an additional RV storage facility. The 5.8 acre property is located in Oceano adjacent to existing Company RV storage. Upon permit approval it is expected to be in operation in 1999 and provide storage for 500 units.

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

1. TRAILER STORAGE YARDS. In 1986 the Company leased a parcel of land 100 feet wide by 1,600 feet long from the Southern Pacific Railroad Corp. The property is being used by the Company as a storage facility for recreational vehicles. Capital improvements in the amount of $40,000 were made to this property, which provides storage for approximately 183 units. The property was leased for $950 per month the first year, $1,400 per month for the second year, with continuing years tied to the "CPI" Index, or Fair Market Value of the property according to the lease agreement. During Fiscal Year 1998, lease payments were made in the amount of $35,711, Fiscal Year 1999 lease payments will be $36,204, and Fiscal Year 2000 lease payments will be $36,204 plus applicable changes in index or valuation.

6 of 37

In 1991 the Company developed a lease for a five-acre RV storage lot at the Oceano Airport clear zone as storage for approximately 337 RV's. This lot was developed to replace a 100-unit storage lot that was closed when the lease was not renewed. The original lease on the storage lot was for five years with an additional five-year option which has been executed. Construction was completed in January 1992 and capital improvements in the amount of $330,768 were made to this property of which $300,000 was financed and paid in full during Fiscal 1997.

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 for the second year and continuing years are tied to the "CPI" index. During Fiscal Year 1998, lease payments were made in the amount of $24,353, Fiscal Year 1999 lease payments will be $26,940 plus applicable changes in index, and Fiscal Year 2000 lease payments will be $26,940 plus index changes.

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

1. RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC. This agreement is dated October 1, 1997, and pursuant to this agreement the Company granted Coin Amusements, Inc., the concession to operate various coin-operated game units at the Resort. The one year term expired on September 30, 1998. This agreement has been subsequently renewed for a one year term ending September 30, 1999; continued renewal is expected without significant impact.

2. WEB SERVICE COMPANY, GOLETA, CA. The five-year lease expired on July 22, 1997, and was reissued for a five-year period which will expire on July 22, 2002, and grants to Web Service Company the right to place and service coin-operated laundry machines at the Resort on a 50-50 basis for all revenues derived from their use. On April 23, 1998, Web replaced all 18 washers and 18 dryers with new equipment. Continued renewal is expected without significant impact.

7 of 37

3. RESTAURANT AGREEMENT, THE LITTLE DECK, PISMO BEACH, CA. In 1993 the Company reorganized its restaurant operations from a company-managed facility to a leased restaurant operation. The concessionaire operated the restaurant facilities as an independent food service operation. A one year lease was entered into on June 1, 1997, with The Little Deck Restaurant at an annual rent of $4,800. On April 3, 1998, the agreement with The Little Deck was terminated and a similar one year lease was entered with Stephen's Strictly Catering. On October 26, 1998, a mutual agreement was reached to terminate the existing lease with the current operator. Based on historical information, local competition, limited visibility, and insufficient parking, the restaurant does not appear to be cost effective, and with support of the Board of Directors, management has decided to utilize the restaurant facility for other activities. These activities may include group meetings, catered functions, seasonal snack bar, or Company-sponsored special events.

ITEM 3  LEGAL PROCEEDINGS

The Company or its property is not a party to any pending legal proceedings.

ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

          Paragraph inapplicable

                                       PART II

ITEM 5  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a.) There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Mr. Kenneth L. McFarlen, a licensed broker/dealer, handles sales of the Company shares as Central Coast Investments. The last transaction the Company is aware of occurred on September 15, 1998, at a price of $9,000 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

(b.) The approximate number of holders of the Company's common stock on September 30, 1998 was: 1,521.

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

8 of 37

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Pismo Coast Village, Inc., operates as a 400 space recreational vehicle resort. The Corporation includes additional business operations to provide its users with a full range of services expected of a recreational resort. These services include a store, video arcade, Laundromat, recreational vehicle repair, parts shop and an RV storage operation.

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

CURRENT OPERATING PLANS

The Board of Directors continues its previously established policy by adopting a stringent, conservative budget for Fiscal Year 1999, which projects a positive cash flow of approximately $421,533 from operations. While the Company projects a positive cash flow, this cannot be assured for Fiscal Year 1999. Capital expenditures planned for 1999 include the continued enhancement of RV sites and services, continuing the enhancement of the maintenance area, renovating the accounting/reservations building, and purchasing and developing a new RV storage facility. These investments are projected to be approximately $920,000, some of which can be deferred, if necessary. These proposed capital improvements will be funded from cash from operations, from existing working capital, and from financing obtained by the Company. Thus, budgeted cash flow for the year is expected to be within the Company's capabilities based on its present working capital position.

9 of 37

FINANCIAL CONDITION

The business of the Company is seasonal and is concentrated on prime days of the year which are defined as follows: President's Day weekend, Easter week, Memorial Day weekend, summer vacation months, Labor Day, Thanksgiving weekend, and Christmas vacation. There are no known trends which affect business or affect revenue.

The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from restaurant, Laundromat, and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from general store operations and from RV parts and service operations.

A major impact on the financial condition of Fiscal Year 1996, was the Company's reconstruction of the storm water drainage outfall caused by storm damage suffered March 10, 1995. The $422,719 cost of this project required the review and modification to the Company's business and operational plans during the fiscal year ending 1996. This impact included the delay of proposed capital expenditures, such as deferring site enhancement on the north side of the Resort, which was completed in Fiscal Year 1997, and deferring the improvements to the maintenance, accounting, and reservation facilities to Fiscal Year 1999.

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

Net cash provided by operating activities totaled $529,521 in 1998, compared to $444,213 in 1997, and $577,120 in 1996. These fluctuations are primarily a result of early payoff of long term debt, rebuilding the storm water outfall structure, marketing a reduced discount rate, pricing concepts, and of deferring selected capital projects.

10 of 37

The capital projects that were deferred will not detrimentally affect current business and were moved to future years. Future capital expenditures are expected to be funded through normal operating cash flows and, if necessary, supplemented with outside financing.

During Fiscal Year 1998, cash investments of $107,827 included purchase and installation of a new emergency generator, upgrade of all computers and software for reservations and accounting, paving, and preliminary design and permit applications for the RV storage and maintenance yard projects. Some projects budgeted for 1998 were deferred to future dates due to the impact of the El Nino weather pattern. In 1997, cash investments of $327,660 included the enhancement of 123 sites, street lights, a new trailer moving vehicle, maintenance equipment, computer systems, renovation of square public areas, and research into permits and plans for a new storage lot. The major capital expenditures during 1996 consisted of $502,514 to rebuild the storm water outfall structure due to storm damage, renovation of restaurant kitchen, site enhancements, playground equipment, computer software, awnings, street sweeper, maintenance cart, and clubhouse furniture.

The Company has continued to maintain sufficient cash from operations to not require the addition of long term debt during 1998 or 1997. With the possibility of requiring additional funds for planned capital improvements and winter season, the Company established a $150,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal Year 1998's current ratio (current assets to current liabilities) of
2.28 increased from Fiscal Year 1997's current ratio of 1.88. The increase in current ratio is the result of a stronger cash position due to reduced 1998 capital expenditures, planned Fiscal Year 1999 capital expenditures, the elimination of current portion of long term debt, and prepayment of income taxes at year end.

Working Capital increased to $550,500 at the end of Fiscal Year 1998 compared with $272,325 at year end Fiscal Year 1997. This increase is a result of eliminating all long term debt, anticipating planned capital improvements, development of cash reserves, and deferment of capital projects that have not detrimentally affected current operations.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of $920,000 in Fiscal Year 1998 to purchase and develop an additional RV storage facility, renovate the reservation/accounting building, and complete the improvements to the maintenance yard. Funding for these projects is expected to be from normal operating cash flows and supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its stockholders and the general public.

11 of 37

     RESULTS OF OPERATIONS

YEAR TO YEAR COMPARISON

INCOME: Increased over the prior fiscal year ended September 30, 1997, by $54,815, or 2.1%, and increased from fiscal year ended September 30, 1996, by $98,894, or 3.8%.

                                  INCOME BY SEGMENT

                                           1998           1997            1996
                                           ----           ----            ----
 OCCUPANCY

 % of Stockholder Site Use                 20.5%          20.5%            20.8%

 % of Paid Site Rental                     41.1%          42.4%            42.1%

 % Total Site Occupancy                    61.7%          62.9%           63.0%

 % of Storage Rental                       99.9%          99.7%           94.0%

 Average Paid Site                        $27.86         $27.40          $27.78


 RESORT OPERATIONS

 Site Rental                          $1,672,887     $1,695,109      $1,710,716

 Storage Operations                     $386,699       $357,621        $319,280

 Support Operations                     $111,981        $99,629         $94,258

 Total                                $2,171,567     $2,152,360      $2,124,254


 RETAIL OPERATIONS

 Store                                  $306,558       $290,184        $308,293

 RV Repair/Parts store                  $189,917       $171,341        $137,583

 Total                                  $496,475       $461,525        $445,876


 INTEREST INCOME                         $15,904        $15,246         $14,922

 TOTAL INCOME                         $2,683,946     $2,629,131      $2,585,052

12 of 37

Occupancy rates on the above table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, Laundromat, recreational activities, restaurant lease, and other less significant sources.

1998 COMPARED WITH 1997

Resort operations income increased 0.9% due to an 8.1% increase in RV storage revenue offsetting a decrease of 1.3% in paid site occupancy. Paid site occupancy was up 8.3% for the Fourth Quarter of Fiscal 1998, however, the El Nino weather pattern had a significant impact on paid occupancy during the previous three quarters.

Rtail operations income increased 7.6% due to a 10.8% increase in RV Repair/Parts Store revenue and an increase of 5.6% in General Store sales. These increases are a result of management's continuing program to increase RV Shop sales, and in the General Store from efforts to stock more appropriate items, more effectively merchandise, and greater attention to customer service.

Interest Income increased 4.3% as a result of carrying higher cash balances through most of the year. Long term debt payoff occurred in the Fourth Quarter of Fiscal Year 1997 and the Company expects to see reduced interest income over the next several quarters due to reduced cash balances and increased capital expenditures.

Operating Expenses increased $38,517, or 2.1%, as a result of payroll, property taxes, contracted services, and equipment expense. Despite operating at staffing levels below Fiscal Year 1997, the mandatory increase in minimum wage affected Company payroll and contracted service expenses. Maintaining the conservative approach, most expense items were managed well below plan in response to occupancy, cash flow, and other impacts of the extreme weather during the first three quarters. The Board of Directors have directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Depreciation Expense increased 5.3% due to the purchase of the emergency generator, upgrade of accounting and reservation computer systems, road repair, and various smaller operating items.

Interest Expense decreased from $18,099 in 1997 to $200 in 1998 due to accelerated prepayments of principal and debt payoff in the Fourth Quarter of Fiscal Year 1997.

Loss on Disposal of Fixed Assets for 1998 of $12,483 represents the reclassification of certain assets determined no longer to have a useful life and were disposed of.

Income before provision for taxes on income of $177,738 is reflective of the Company's current pricing policies and continuing efforts to maximize resort services and value. This income exceeded management's plan of operations for Fiscal Year 1998.

13 of 37

Net income increased by $24,918, or 29.7%, primarily due to an increase in income and a significantly smaller reduction of loss on disposal of fixed assets. This is the ninth consecutive year of positive net income for the Company.

1997 COMPARED WITH 1996

Resort operations income increased 1.3% due to a 0.5% increase in paid site occupancy and a 6.1% increase in storage rental occupancy. Average paid site rental decreased 1.2% as primarily a result of decreasing the fiscal year's prime nights by 1.3%. Prime nights are charged a higher nightly rate and are not discounted.

Retail operations income increased 3.5% from a 24.5% increase in RV Repair / Parts Store revenue and a decrease of 5.9% in General Store sales. These large fluctuations were a result of managements' continuing program to increase RV Shop sales and the General Store's deficiency of supervisory management that was resolved prior to year end.

Interest Income increased 2.2% as a result of carrying higher cash balances through most of the year. Long term debt payoff occurred in the Fourth Quarter and the Company expects to see reduced interest income over the next several quarters due to reduced cash balances and increased capital expenditures.

Operating Expenses increased $98,678, or 5.7%, as a result of increasing maintenance staff, landscaping contract services, and associated projects to improve the Resort's appearance and efficiency. The Board of Directors directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Depreciation Expense increased 10.4% due to the mid-fiscal 1996 year completion of the water outfall structure and the mid-fiscal 1997 year completion of site renovation project.

Interest Expense decreased by 35.8% due to accelerated prepayments of principal and debt payoff.

Loss on Disposal of Fixed Assets for 1997 of $92,191 represents the reclassification of certain assets determined no longer to have a useful life and were disposed of.

Income before provision for taxes on income of $103,820 is reflective of the Company's pricing policies and continuing efforts to maximize resort services and value. This income is within management's plan of operations.

Net income decreased by $98,756, or 54.1%, primarily as a result of the loss on disposal of fixed assets and the increase in operating expenses.

14 of 37

INFLATION has not had a significant impact on our profit position. Company has increased rates which have more than compensated for the rate of inflation.

FUTURE OPERATING RESULTS could be unfavorably impacted to the extent that changing prices result in lower discretionary income for customers and/or increased transportation costs to the Resort. In addition, increasing prices affect operations and liquidity by raising the replacement cost of property and equipment.

YEAR 2000 COMPLIANCE within the Company's computerized systems, and the readiness of associated vendors has required ongoing assessment. The Company has retained the services of a consultant to identify any and all hardware and software systems which may need to be upgraded or replaced. All of the Company's integral systems, such as reservations and accounting, have been upgraded within the past year. The Company presently believes that by modifying existing software, the Company's computer systems will not experience material operational problems as a result of the year 2000 issue. However, if such modifications are not made, or are not timely completed, the year 2000 issue could have a material adverse impact on the operations of the Company. The most significant disruption would impact customer billings and collections and resort reservations.

Vendors and institutions such as banks, service providers, and the stock transfer company are providing statements regarding their level of readiness or compliance. Some Company functions could be disrupted if these businesses do not become year 2000 compliant within the required time frame.

The Company anticipates completing the year 2000 project by March 1, 1999, with an estimated cost of less than $25,000. The Company does not presently have a formal contingency plan, because it believes the necessary modifications will be completed in the required time frame. However, should it become evident that the year 2000 modifications will not be completed on a timely basis, the Company will explore alternatives to achieve compliance.

The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates which were derived utilizing numerous assumptions of future events. However, there can be no assurance that these estimates and timetable will be achieved, and actual results could differ materially from those anticipated.

ITEM 7  FINANCIAL STATEMENTS



15 of 37

                [LETTERHEAD OF GLENN, BURDETTE, PHILLIPS & BRYSON]

                        INDEPENDENT AUDITORS' REPORT


Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California 93449

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. as of September 30, 1998 and 1997, and the related statements of operations and retained earnings (deficit) and cash flows for each of the three years then ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years then ended September 30, 1998, in conformity with generally accepted accounting principles.



/s/ GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation

October 23, 1998




16 of 37

PISMO COAST VILLAGE, INC.
BALANCE SHEETS
SEPTEMBER 30, 1998 AND 1997

                                                        1997           1998
                                                        ----           ----
                       ASSETS
                       ------
 CURRENT ASSETS
 Cash and cash equivalents                           $  831,756       $  410,062
 Accounts receivable                                     10,495            8,467
 Inventory                                               66,723           69,597
 Current deferred taxes                                  22,000           19,000
 Prepaid income taxes                                                     24,551
 Prepaid expenses                                        48,186           48,900
                                                     ----------       ----------
      Total current assets                              979,160          580,577

 PISMO COAST VILLAGE RECREATIONAL
    VEHICLE RESORT AND RELATED ASSETS -
    Net of accumulated depreciation                   5,337,587        5,569,029

 OTHER ASSETS                                            68,624            6,619
                                                     ----------       ----------
      Total Assets                                   $6,385,371       $6,156,225
                                                     ----------       ----------
                                                     ----------       ----------


        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

 CURRENT LIABILITIES
 Accounts payable and accrued liabilities            $  123,415       $   86,479
 Accrued salaries and vacation                           45,540           37,394
 Rental deposits                                        214,705          184,379
 Income tax payable                                      45,000
                                                     ----------       ----------
      Total current liabilities                         428,660          308,252

 LONG-TERM LIABILITIES
 Long-term deferred taxes                                74,000           74,000
                                                     ----------       ----------
      Total liabilities                                 502,660          382,252
                                                     ----------       ----------
 STOCKHOLDERS' EQUITY
 Common stock - no par value, issued
      and outstanding 1,800 shares                    5,647,708        5,647,708
 Retained earnings                                      235,003          126,265
      Total stockholders' equity                      5,882,711        5,773,973
                                                     ----------       ----------
      Total Liabilities and Stockholders'
        Equity                                       $6,385,371       $6,156,225
                                                     ----------       ----------
                                                     ----------       ----------

  The accompanying notes are an integral part of these financial statements.


17 of 37

                             PISMO COAST VILLAGE, INC.
              STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                   YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

                                           1998           1997           1996
                                           ----           ----           ----
INCOME
Resort operations                       $2,171,569     $2,152,360     $2,124,254
Retail operations                          496,475        461,525        445,876
Interest income                             15,904         15,246         14,922
                                        ----------      ----------    ----------
     Total income                        2,683,948      2,629,131      2,585,052
                                        ----------      ----------    ----------

COSTS AND EXPENSES
Operating expenses                       1,877,051      1,838,534      1,739,856
Cost of good sold                          289,690        264,928        255,060
Depreciation                               326,786        310,233        281,062
Amortization                                                1,326          1,325
Interest expense                               200         18,099         28,173
Loss on disposal of fixed assets            12,483         92,191
                                        ----------      ----------    ----------
     Total costs and expenses            2,506,210      2,525,311      2,305,476
                                        ----------      ----------    ----------
INCOME BEFORE PROVISION FOR
  TAXES ON INCOME                          177,738        103,820        279,576
Provision for taxes on income               69,000         20,000         97,000
                                        ----------      ----------    ----------

NET INCOME                                 108,738         83,820        182,576
RETAINED EARNINGS (DEFICIT)
Beginning of Year                          126,265         42,445       (140,131)
                                        ----------      ----------    ----------

END OF YEAR                             $  235,003      $ 126,265     $   42,445
                                        ----------      ----------    ----------
                                        ----------      ----------    ----------

EARNINGS PER SHARE                      $    60.41      $    46.57    $   101.43
                                        ----------      ----------    ----------
                                        ----------      ----------    ----------

   The accompanying notes are an integral part of these financial statements.

18 of 37

                           PISMO COAST VILLAGE, INC.
                           STATEMENTS OF CASH FLOWS
                YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996


                                                                     1998           1997           1996
                                                                     ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $ 108,738      $  83,820      $ 182,576
                                                                  ---------      ---------      ---------
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     326,786        310,233        281,062
   Amortization                                                                      1,326          1,325
   Deferred income tax                                               (3,000)        14,000         40,293
   Loss on disposal of fixed assets                                  12,483         92,191
   (Increase) decrease in accounts receivable                        (2,028)        (2,345)         4,837
   (Increase) decrease in inventory                                  2,874         (10,505)         6,734
   Increase (decrease) in prepaid income taxes                       24,551        (24,551)
   Decrease in prepaid expenses                                         714         11,964         13,216
   (Increase) decrease in other assets                              (62,005)         5,034         (4,724)
   Increase (decrease) in accounts payable and
      accrued liabilities                                           36,936          19,356         (2,828)
   Increase (decrease) in accrued salaries and
     vacation payable                                                 8,146          2,279         (2,541)
   Increase (decrease) in rental deposits                            30,326        (13,589)        18,668
   Increase (decrease) in income taxes payable                       45,000        (45,000)        38,502
                                                                  ---------      ---------      ---------

          Total adjustments                                         420,783        360,393        394,544
                                                                  ---------      ---------      ---------

          Net cash provided by operating activities                 529,521       444,213         577,120
                                                                  ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                               (107,827)      (327,660)      (502,514)
                                                                  ---------      ---------      ---------

          Net cash used in investing activities                    (107,827)      (327,660)      (502,514)
                                                                  ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of debt                                                                (223,727)       (86,436)
                                                                                 ---------      ---------

          Net cash used in financing activities                                   (223,727)       (86,436)
                                                                                 ---------      ---------

          Net increase (decrease) in cash and cash equivalents      421,694       (107,174)       (11,830)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                       410,062        517,236        529,066
                                                                  ---------      ---------      ---------

CASH AND CASH EQUIVALENTS - END OF YEAR                           $ 831,756      $ 410,062      $ 517,236
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------

SCHEDULE OF PAYMENTS OF INTEREST AND TAXES
Payments for interest                                             $     200      $  18,099      $  28,173
Payments for income tax                                           $  17,300      $  75,611      $  18,318

    The accompanying notes are an integral part of these financial statements.

19 of 37

                          PISMO COAST VILLAGE, INC.
                        NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1998,  1997 AND 1996

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

EARNINGS PER SHARE

The earnings per share are based on the 1,800 shares issued and outstanding.

RECLASSIFICATION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Reclassification of certain accounts reported in previously issued financial statements have been made to enhance comparability with current financial statements.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments including certificates of deposit with a maturity of three months or less when purchased, to be cash equivalents.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

20 of 37

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30,  1998, 1997 AND 1996
PAGE 2

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE AND COST RECOGNITION

The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At September 30, 1998 and 1997, property and equipment, which are recorded at cost, included the following:

                                           1998                1997
                                           ----                ----
Land                                    $2,680,850          $2,680,850
Building and park improvements           5,578,110           5,564,088
Furniture, fixtures, equipment
  and leasehold improvements             1,220,944           1,214,381
Transportation equipment                   200,400             200,450
Construction in progress                    32,559              15,890
                                        ----------          ----------
                                         9,712,863           9,675,659
Less accumulated depreciation            4,375,276           4,106,630
                                        ----------          ----------

                                        $5,337,587          $5,569,029
                                        ----------          ----------
                                        ----------          ----------

NOTE 3 - LINE OF CREDIT


The Company has a revolving line of credit for $150,000. The interest rate is variable at two percent over prime, with an initial rate of 10.50 percent expiring March 31, 1999. The purpose of the loan is to augment operating cash needs in off-season months. There were no outstanding amounts as of September 30, 1998 or 1997.

NOTE 4 - COMMON STOCK

Each share of stock is intended to provide the shareholder with a maximum free use of the park for 45 days per year. If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

A shareholder is entitled to a pro rata share of any dividends as well as a pro rata share of the assets of the Company in the event of its liquidation or sale. The shares are personal property and do not constitute an interest in real property. The ownership of a share does not entitle the owner to any interest in any particular site or camping spot.

21 of 37

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
PAGE 3

NOTE 5 - INCOME TAXES

The provision for income taxes consists of the following components:

                                            1998          1997           1996
                                            ----          ----           ----
   Current:
      Federal                            $ 56,000       $              $ 62,000
      State                                16,000          9,000         25,000
                                         --------       --------       --------
                                           72,000          9,000         87,000
                                         --------       --------       --------
   Deferred:
      Federal                              (3,000)        11,000         38,000
      State                                                               2,000
                                         --------       --------       --------
                                           (3,000)        11,000         40,000

   Tax benefit of net operating loss
      carryforward:
         Federal                                                        (30,000)
                                         --------       --------       --------

                                         $ 69,000       $ 20,000       $ 97,000
                                         --------       --------       --------
                                         --------       --------       --------

The deferred tax assets (liabilities) are comprised of the following:

                                           1998                         1997
                                           ----                         ----
                                   Current     Long-Term        Current      Long-Term
                                   -------     ---------        -------      ---------
   Deferred tax assets:
      Federal                      $19,000      $               $16,000       $
      State                          3,000                        3,000

   Deferred tax liabilities:
      Federal                                    (53,000)                      (53,000)
      State                                      (21,000)                      (21,000)
                                   -------      --------        -------       --------

                                   $22,000      $(74,000)       $19,000       $(74,000)
                                   -------      --------        -------       --------
                                   -------      --------        -------       --------

22 of 37

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
PAGE 4


NOTE 5 - INCOME TAXES (CONTINUED)

The above deferred tax assets (liabilities) consist of the following temporary differences:

                                                           1998          1997
                                                           ----          ----
   Depreciation                                         $(74,000)      $(74,000)
                                                        --------       --------
        Total gross deferred tax liabilities             (74,000)       (74,000)
                                                        --------       --------

   Vacation accrual                                       12,000         10,000
   Miscellaneous                                          10,000          9,000
                                                        --------       --------
        Total gross deferred tax assets                   22,000         19,000
                                                        --------       --------

                                                        $(52,000)      $(55,000)
                                                        --------       --------
                                                        --------       --------

The effective income tax rate varies from the statutory federal income tax rate as follows:

                                                            1998           1997           1996
                                                            ----           ----           ----

   Statutory federal income tax rate                        34.0%          34.0%          34.0%
   Increase (decreases):
     State income taxes, net of federal benefit              5.8            5.8            6.3
     Effect of graduated tax rates                          (4.0)         (10.4)          (5.1)
     Miscellaneous                                            .7            (.4)           (.6)
                                                            ----          -----           ----

        Effective Income Tax Rate                           36.5%          29.0%          34.6%
                                                            ----          -----           ----
                                                            ----          -----           ----


23 of 37

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
PAGE 5


NOTE 6 - OPERATING EXPENSES

Operating expenses for the years ended September 30, 1998, 1997 and 1996, consisted of the following:

                                          1998        1997         1996
                                          ----        ----         ----
 Direct labor                         $  531,599  $  496,308   $  450,450
 Administrative salaries                 198,175     214,275      225,569
 Contract labor                              236         273          816
 Insurance                               146,357     146,028      148,302
 Payroll tax expense                      66,666      66,295       64,977
 Employee travel and training             13,099      25,194       15,778
 Property taxes                           48,280      32,194       39,673
 Taxes and licenses                        4,722       4,713        4,367
 Corporation expense                      52,719      53,386       46,257
 Advertising and promotion                37,341      45,447       50,583
 Telephone                                25,686      27,821       26,228
 Security                                 81,832      63,983       62,295
 Office supplies and expense              35,971      43,199       38,943
 Custodial supplies                        8,097       6,590        8,889
 Recreational supplies                    12,448       4,056        4,211
 Professional services                    28,383      25,580       24,413
 Retail operating supplies                 3,593       4,647        3,102
 Repairs and maintenance                  84,150      86,036       63,487
 Contract services                       103,859     103,957       91,654
 Equipment lease                           3,514       2,551        1,850
 Utilities                               230,883     246,989      228,750
 Auto and truck expense                   44,277      30,008       28,756
 Rent - storage lots                      63,048      61,020       59,769
 Bad debts                                 1,279          18        1,277
 Service charges                          34,843      33,617       36,969
 Uniforms                                  8,314       7,814        5,904
 Miscellaneous                             7,680       6,535        6,587
                                      ----------  ----------   ----------
      Total Operating Expenses        $1,877,051  $1,838,534   $1,739,856
                                      ----------  ----------   ----------
                                      ----------  ----------   ----------

24 of 37

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
PAGE 6


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

   YEAR ENDED SEPTEMBER 30,
            1999                         $  29,244
            2000                            29,052
            2001                            26,940
            2002                            20,205
                                          --------
            Total                         $105,441
                                          --------
                                          --------

Rent expense under these agreements was $29,076, $27,712 and $25,740 for the years ended September 30, 1998, 1997 and 1996, respectively.

NOTE 8 - COMMITMENTS

On April 20, 1998, the Company entered into an agreement to purchase a six-acre parcel for $495,000 to store recreational vehicles. Purchase of the property is contingent upon approval from the San Luis Obispo County Board of Supervisors. Escrow is scheduled to close in January of 1999. At September 30, 1998, the Company has deposited $58,000 into an escrow account toward the purchase price. These amounts are shown in noncurrent other assets.

25 of 37

ITEM 8 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.


                                   PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT

(a) The Company's Directors were chosen at the Shareholder's Annual Meeting on January 17, 1998. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

(b) The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no familial relationship between the Directors nor between the Directors and the Officers. There is no understanding or agreement under which the Directors hold office.

HOWARD ALLARD, DIRECTOR

Howard Allard, age 73, resides at 5161 Diablo Drive, Sacramento, California 95842. He has a Master's degree in education administration from California State University, Sacramento. He was an elementary school principal in the Rio Linda Union School District for 29 years prior to retirement in 1985. He has been a partner since 1978 in Allard Enterprises which maintains rental properties, and he has also been a partner since 1982 in Allard Limousine. Mr. Allard has served on the Board for 18 years, including three years as President, two years as Secretary, and one year as Vice President - Administration.

EMILY BARTON, DIRECTOR

Emily Barton is 66 years old. She resides at 4008 Glenbrook Avenue, Bakersfield, California 93306. She holds an inactive B-1 California Contractors License and a supplemental Swimming Pool License C-53. She was active in the building business for many years. She is still active in the remodeling and rehabilitation of her properties. She has been in the rental business for 31 years and is currently active in the rental business. Her specialty is buying foreclosures. She holds an inactive life and disability insurance license and is associated with Cross Town Insurance Co. She is past president of B'nai B'rith Women Bakersfield Chapter #69. Under her leadership, B'nai B'rith Women received many community service awards. She has served on the Board for six years.

26 of 37

DONALD BIANCHI, DIRECTOR

Donald Bianchi is 75 years old. He resides at 3605 Belle Terrace, Bakersfield, California 93309. He retired from the U.S. Air Force as a Lieutenant Colonel in 1983 and served as president of The Retired Officers Association in 1994. He was a traffic officer, pilot and accident follow-up officer for the California Highway Patrol for 31 years until his retirement in 1978. He served as vice president of the Kern Kiwanis and is an active member of the Masonic Lodge, serving as a director in the Kern Shrine Club. He is now a licensed state investigator in private practice and monitor for California traffic schools. He has served on the Board for 23 years.

KURT BRITTAIN, DIRECTOR

Kurt Brittain is 68 years old and resides at 15890 La Porte Court, Morgan Hill, California 95037. After his Marine Corps service, he was employed for more than 33 years by Orange County, California, before his retirement in 1986. His background includes public works, flood control and manager of the county's harbors, beaches and parks system. He was in charge of three harbors, seven beaches and more than 26 parks, three of which were camping parks. He has completed extension courses in business administration, management, recreation and real estate. He has served on the Board for nine years; including one year as Vice President - Administration, one year as Vice President - Secretary, and five years as Executive Vice President.

ALBERT BROWN, DIRECTOR

Albert Brown is 75 years old. He resides at 22718 Lone Eagle Road, Apple Valley, California 92308. He was employed at Hughes Aircraft for 20 years, from 1945 to 1965, TRW Systems for 3 1/2 years, from 1965 to 1968, and Rohr Industry, Inc., for 11 1/2 years, from 1968 until retirement in 1979. He worked his way up from being an assembler to a senior industrial engineer, reporting directly to the manager of industrial engineering. He has completed extensive continued education in the field of industrial engineering at U.S.C. He is an instructor with the A.A.R.P. 55-Alive Senior Driving Course. He has served on the Board of Directors for 13 years, including two years as Vice President -Administration.

HARRY BUCHAKLIAN, DIRECTOR AND EXECUTIVE VICE PRESIDENT

Harry Buchaklian is 66 years old. He resides at 1361 E. Ticonderoga Drive, Fresno California 93720. He has a B.A. degree from C.S.U.F. in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career has included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College and technical supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He has served on the Board for 14 accumulative years, including most recently from September 1995 to present, and is currently serving as Executive Vice President.

27 of 37

FRANK DRAKE, DIRECTOR AND VICE PRESIDENT - ADMINISTRATION

Frank Drake is 57 years old. He resides at 9511 Birch Creek Court, Bakersfield, California 93312. Mr. Drake has an A.A. degree from Bakersfield College, and holds an administration of justice lifetime vocational teaching credential from U.C.L.A. Mr. Drake retired after 20 years with the Kern County Sheriffs Department where he was commander of detective, administration and jail facilities. Following his retirement from the Sheriff's Department in 1988, he was employed as a safety consultant with State Compensation Insurance Fund assisting clients in complying with OSHA and other safety standards. He retired from this position in December 1995. Mr. Drake has served on the Board for three years, and is currently serving as Vice President - Administration.

NORMAN GOULD, DIRECTOR

Norman Gould is 79 years old. He resides at 10597 Road 30, Madera, California 93637. He has a B.A. in education and an M.A. in administration. His occupation prior to retirement in 1986 was as the superintendent of schools for Madera County. He was a member of the board of directors of Kingsview, Inc., from 1968 to 1980 and held the positions of vice chairman and chairman of the board. He is currently on the board of directors of Valley Teen Ranch, Inc. Mr. Gould also serves as the president of the board of directors for Camp Sugar Pine, Inc., a nonprofit corporation. He has served on the Board for 20 accumulative years, including most recently from March 1993 to present, serving nine years as President, one year as Treasurer and two years as Secretary.

EDWARD HINDS, JR., DIRECTOR AND VICE PRESIDENT - SECRETARY

Edward (Dee) Hinds, Jr., age 71, resides at 3416 West Magill Avenue, Fresno, California 93711. Prior to his retirement in 1988, he was employed for more than 38 years by Bank of America serving as a branch officer, vice president, manager and regional credit administrator. He has served on the Board for 18 years, and is currently serving a sixth year as Vice President - Secretary.

TERRIS HUGHES, DIRECTOR

Terris (Terry) Hughes, is 49 years old and resides at 2426 Sunset, Wasco, California 93280. Mr. Hughes holds an A.A. degree from Bakersfield Junior College in police science. He was employed by Cal Resources LLC for 23 years, from 1973 to 1997, holding the position of senior training technician for the last 10 years of that time. Mr. Hughes is currently employed as a safety management advisor for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties are to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. Mr. Hughes has served on the Board for three years.

28 of 37

LARRY KELLER, DIRECTOR

Larry Keller, age 45, resides at 3807 Mesa Grande, Bakersfield California 93304. Mr. Keller founded and operated Nooner Food Service from 1979 until 1992, providing on-site food service of up to 13,000 meals per day at fire camps for the U. S. Forest Service throughout 11 western states. He also served as president, vice president and secretary/treasurer of the Western Forest Fire Catering Association. Since 1992 Mr. Keller has been self-employed at Presidio Business Center, a commercial real estate management company he owns and manages. Mr. Keller has served on the Board for three years.

RONALD NUNLIST, DIRECTOR

Ronald Nunlist, age 60, resides at 1105 Minter Avenue, Shafter, California 93263. Mr. Nunlist has been employed in the oil business for many years. From 1995 to June 1997 he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. Since June 1997, Mr. Nunlist has been employed by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations, as a logistics specialist. He has served on the Board for 13 years, including five years as President.

JERALD PETTIBONE, DIRECTOR AND PRESIDENT

Jerry Pettibone, age 72, resides at 4179 Court Drive, Santa Cruz, California 95062. He sold and retired from his company, Pettibone Signs, in Santa Cruz in October 1988. He started the company which operated statewide in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985-1986. He served on the board of directors of the California Electric Sign Association for 22 years and was elected a director emeritus. Also active in Rotary Club, he is a charter member and past president of the Capitola/Aptos Club. He served as district governor of Rotary District 5170 in 1983-1984. He has served on the Board for six years, including three years as Chief Financial Officer, and is currently serving a second year as President.

RICHARD PROSCHOLD, DIRECTOR

Richard Proschold, age 69, resides at 5717 Maywood Drive, Foresthill, California 95631. Mr. Proschold worked his entire career in and for the printing and communications industry. In 1969, he became President/CEO of Graphic Arts Credit Union in Sacramento, California, which served the families of the industry with their financial needs. At the time he took the helm, the credit union had 400 members. In 1989, he completed a merger of Graphic Arts Credit Union and its 5,000 active members into S.A.F.E. Federal Credit Union, also in Sacramento, to benefit the membership with more expanded services. Mr. Proschold remained with S.A.F.E. until 1992 when he retired, and has since enjoyed traveling. Mr. Proschold has served on the Board for two years.

29 of 37

THOMAS ROURKE, DIRECTOR

Thomas Rourke is 61 years old. He resides at 899 Stagi Lane, Los Altos, California 94024. Mr. Rourke graduated from the University of Massachusetts in 1965 with a B.B.A. degree. He was vice president of operations at Lynch Communications, Inc., in Reno, Nevada from 1980-1982, and president of Lynch Circuits, Inc., in Sunnyvale, California from 1982-1987. He is currently president and chairman of the board of Startech Electronics, Inc., a company that produces electronic products, in Mountain View, California, a position he has held since 1988. Mr. Rourke has served on the board for three years.

HENRY VALENTIA, DIRECTOR

Henry Valentia is 73 years old.  He resides at 2007 Cardinal Way, Fairfield,
California  94533.   He retired from the U.S. Air Force as a Lieutenant
Colonel in 1969. He has a degree in industrial management and an A.A. in business administration. Mr. Valentia also retired from Chevron Corporation as a safety engineer in 1984. From June 1979 to June 1984 he served on the board of directors at Travis Air Force Base Credit Union on its finance committee. Mr. Valentia has also served four years as treasurer on the board of directors for Lawrence Welk Desert Oasis, Palm Springs, California. He has served on the Board for 12 years, including two years as Vice President - Administration.

JACK WILLIAMS, DIRECTOR, VICE PRESIDENT - FINANCE, AND CHIEF FINANCIAL OFFICER

Jack Williams is 48 years old. He resides at 7801 Revelstoke Way, Bakersfield, California 93309. Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. Mr. Williams established his own C.P.A. practice in 1983. He is currently employed as a Financial Analyst by Texaco Oil Corporation in the Bakersfield area. He has served on the Board of Directors for four years, and is currently serving a second year as Chief Financial Officer and Vice President
- Finance.

CHARLES ZAHKA, DIRECTOR

Charles Zahka, age 72, resides at 6300 Alonzo Avenue, Encino, California 91316. He retired as vice president of the Broadway Department Stores in 1990 after 20 years. He presently serves as a private management consultant. Mr. Zahka is president of the Stroke Association of Southern California and vice chairman of the Better Business Bureau of the Southland. He has served on the Board for ten years, including one year as Secretary and one year as President.

30 of 37

                       OTHER OFFICERS AND KEY EMPLOYEES:

JAY JAMISON, ASSISTANT CORPORATE SECRETARY AND GENERAL MANAGER

Jay Jamison, 45 years old, has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. He resides at 17105 Oak Road, Atascadero, California 93422. He has a B.S. degree in agricultural management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family's guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983 at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518 site, full-service resort located near Hollister, California. He also managed resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison managed Sugarloaf Marina and Resort on Lake Shasta in
Northern California from 1995 to 1997.   He is active in the Resort and
Commercial Recreation Association and is also a member of the American Quarter Horse Association. Mr. Jamison was appointed to and has served as a commissioner on the Pismo Beach Conference and Visitors Bureau since February 1998.

ROGER C. LYON, JR., ASSISTANT CORPORATE SECRETARY AND GENERAL COUNSEL

Roger C. Lyon, Jr., is a practicing attorney in the State of California and owns his law firm, Lyon and Carmel, Attorneys-at-Law. His business address is 1104 Palm Street, Post Office Box 922, San Luis Obispo, California 93406.
 Mr. Lyon has acted as outside general counsel to the Corporation since 1984.

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

31 of 37

ITEM 10  EXECUTIVE COMPENSATION

No Officer or Director was paid more than $100,000 during the past fiscal year.

REMUNERATION OF DIRECTORS

The directors received no cash remuneration for their service. However, the directors are entitled to mileage reimbursement for travel to and from meetings upon request. In addition, they are entitled to use of the Resort for attending meetings and are provided with food and refreshments in connection with Board Meetings. The aggregate value of the foregoing during the fiscal year ended September 30, 1998, was estimated at $19,698.40.

OPTIONS, WARRANTS OR RIGHTS

The Company has no outstanding options, warrants or rights to purchase any of its securities.

INDEBTEDNESS OF MANAGEMENT

No member of management was indebted to the Company during its last fiscal year.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT

(a) No person owns beneficially of record more than 5% of the Company's securities.

SECURITY OWNERSHIP OF MANAGEMENT

(b) The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 1998:

                                                 AMOUNT OF       PERCENT
BOARD MEMBER                 TITLE OF CLASS      OWNERSHIP      OF CLASS
Howard Allard                 Common Stock        1 Share        0.056%
5161 Diablo Ave
Sacramento CA 95842

Emily Barton                  Common Stock        2 Shares       0.111%
4008 Glenbrook Ave
Bakersfield CA 93306

32 of 37

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

Frank Drake                   Common Stock        1 Share        0.056%
9511 Birch Creek Ct
Bakersfield CA 93312

Norman Gould                  Common Stock        1 Share        0.056%
10597 Road 30
Madera CA 93637

Edward Hinds, Jr.             Common Stock        1 Share        0.056%
3416 W Magill Ave
Fresno CA 93711

Terris Hughes                 Common Stock        1 Share        0.056%
2426 Sunset
Wasco CA 93280

Larry Keller                  Common Stock        2 Shares       0.111%
3807 Mesa Grande
Bakersfield CA 93304

Ronald Nunlist                Common Stock        4 Shares       0.222%
1105 Minter Ave
Shafter CA 93263

Jerald Pettibone              Common Stock        1 Share        0.056%
4179 Court Dr
Santa Cruz CA 95062

33 of 37

                                                 AMOUNT OF       PERCENT
BOARD MEMBER                 TITLE OF CLASS      OWNERSHIP      OF CLASS
Richard Proschold             Common Stock        1 Share        0.056%
5717 Maywood Dr
Foresthill CA 95631-9636

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

All Officers and
Directors as a Group          Common Stock        30 Shares      1.666%

All such shares are owned beneficially and of record, there are no additional shares known to the Company for which the listed beneficial owner has the right to acquire beneficial ownership as specified in Rule 13D-3(d)(1) of the Exchange Act.

CHANGES IN CONTROL
                                   Not applicable

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions during the past two years, or proposed transactions, to which the Company was or is to be a party, in which any of the officers, directors, nominees, named shareholders, or family members of any such persons, had or is to have a direct or indirect material interest, other than transactions where competitive bids determine the rates or charges involved, or where the amount involved does not exceed $60,000, or where the interest of the party arises solely from the ownership of securities of the Company and the party received no extra or special benefit that was not shared by all shareholders.

34 of 37

                                   PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K

(a.)  Documents Filed as Part of the Report:

      Independent Auditor's Report

      Balance Sheets as of September 30, 1998 and 1997

      Statements of Operations and Retained Earnings (Deficit) for the years ended September 30, 1998, 1997 and 1996

      Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996

      Notes to Financial Statements

(b.) Reports on Form 8-K: None have been filed during the last quarter of the period covered by this report.


35 of 37

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PISMO COAST VILLAGE, INC.

By:  /s/ Jerald Pettibone                         Date: November 14, 1998
     Jerald Pettibone, President
     and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:  /s/ Linda Davidson                           Date: November 14, 1998
     ------------------------------------               -----------------
     Linda Davidson, Controller
     and Principal Accounting Officer


By:  /s/ Jerald Pettibone                         Date: November 14, 1998
     ------------------------------------               -----------------
     Jerald Pettibone, President
     and Chairman of the Board

By:  /s/ Harry Buchaklian                         Date: November 14, 1998
     ------------------------------------               -----------------
     Harry Buchaklian, Executive Vice
     President and Director

By:  /s/ Edward Hinds, Jr.                        Date: November 14, 1998
     ------------------------------------               -----------------
     Edward Hinds, Jr., Vice President -
     Secretary and Director

By:  /s/ Jack Williams                            Date: November 14, 1998
     ------------------------------------               -----------------
     Jack Williams, Chief Financial Officer,
     Vice President - Finance and Director

By:  /s/ Frank Drake                              Date: November 14, 1997
     ------------------------------------               -----------------
     Frank Drake, Vice President -
     Administration and Director

By:  /s/ Howard Allard                            Date: November 14, 1998
     ------------------------------------               -----------------
     Howard Allard, Director

By:  /s/ Emily Barton                             Date: November 14, 1998
     ------------------------------------               -----------------
     Emily Barton, Director

36 of 37

By:  /s/ Donald Bianchi                           Date: November 14, 1998
     ------------------------------------               -----------------
     Donald J. Bianchi, Director

By:  /s/ Kurt Brittain                            Date: November 14, 1998
     ------------------------------------               -----------------
     Kurt Brittain, Director

By:  /s/ Albert Brown                             Date: November 14, 1998
     ------------------------------------               -----------------
     Albert Brown, Director

By:  /s/ Norman Gould                             Date: November 14, 1998
     ------------------------------------               -----------------
     Norman Gould, Director

By:  /s/ Terris Hughes                            Date: November 14, 1998
     ------------------------------------               -----------------
     Terris Hughes, Director

By:  /s/ Larry Keller                             Date: November 14, 1998
     ------------------------------------               -----------------
     Larry Keller, Director

By:  /s/ Ronald Nunlist                           Date: November 14, 1998
     ------------------------------------               -----------------
     Ronald Nunlist, Director

By:  /s/ Richard Proschold                        Date: November 14, 1998
     ------------------------------------               -----------------
     Richard Proschold, Director

By:  /s/ Thomas Rourke                            Date: November 14, 1998
     ------------------------------------               -----------------
     Thomas Rourke, Director

By:  /s/ Henry Valentia                           Date: November 14, 1998
     ------------------------------------               -----------------
     Henry Valentia, Director

By:  /s/ Charles Zahka                            Date: November 14, 1998
     ------------------------------------               -----------------
     Charles Zahka, Director

37 of 37