Form 10-Q
period 1998-12-31
PISMO COAST VILLAGE INC
filed 1999-02-11
CIK 216877

               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1998

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                                  FORM 10-QSB

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

Income from Resort Operations for the three-month period ended December 31, 1998, increased $17,166, or 4.2%, from the same period in 1997. This increase is a result of favorable weather conditions and a 10.4% increase in paid site occupancy. RV storage income grew to a 1.5% increase above the same three-month period last year ending on December 31, 1997, primarily due to obtaining full occupancy of the storage operation. Income from retail operations increased by $ 10,128, for the three-month period ended December 31, 1998, 11.1% above the same period in 1997. This increase is primarily a result of continuing growth in the RV repair and parts store. Interest income increased 79.8% for the three-month period ended December 31, 1998, over the same period in 1997 due to increased cash reserves in anticipation of major capital expenditures. The Company anticipates continued moderate growth in both income from resort operations and in retail operations.

On December 31, 1998, the Company closed escrow on a property previously reported as placed in escrow on April 20, 1998. This property will be developed to provide additional RV storage capacity. The Company has acquired new financing for the purpose of purchasing and developing this property.

On October 26, 1998, a mutual agreement was reached to terminate the existing restaurant lease with the current operator. Based on historical information, local competition, limited visibility, and insufficient parking, the restaurant does not appear to be cost effective. With support of the Board of Directors, management has decided to utilize the restaurant facility for other activities. These activities may include group meetings, catered functions, seasonal snack bar, or Company sponsored special events.

Operating expenses for the three-month period ending December 31, 1998, decreased $20,560, or 4.2%, below the same period ended December 31, 1997. This decrease is primarily due to lower resort maintenance expenditures, primarily vehicles and equipment costs, labor, and advertising. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of Goods Sold expenses for the three-month period ended December 31, 1998, are 58.0% compared to 56.2% for the same period in 1997, which is well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 1998, was at zero, down from $100 for the same period in 1997. This reduction is the result of the Board's decision to eliminate all outstanding debt in September 1997. The Company has renewed its $150,000 line of credit.

Loss before provisions for taxes on income for the three-month period ended December 31, 1998, decreased by $48,820 below the same period in 1997. This decrease of loss is a result of increased resort income and managed operating expenses. Losses during this period are directly

       4 of 17

attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

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

LIQUIDITY

The Company plans capital expenditures of $920,000 in Fiscal Year 1999 to continue its enhancement of resort facilities by renovation of the reservation/accounting building, maintenance area improvements, and the purchase and development of additional RV storage property. During the first quarter of Fiscal Year 1999, a county use permit for RV storage was obtained for a property purchased by the company on December 31, 1998. The Company acquired new financing for the purchase and development of the storage property. The construction of the new maintenance building began during the first quarter and completion is expected in the second quarter. The reservation/accounting building renovation is expected to begin during the second quarter. Funding for these projects is expected to be from revenue generated from the normal course of business. The Company's current cash position as of December 31, 1998, is $657,410 which is 96% more than the same position in 1997. This increase in cash is the direct result of retirement of all long term debt during Fiscal Year 1997 and in anticipation for this year's large capital expenditures. The Company has taken steps to renew a $150,000 line of credit to insure funds will be available, if required.

Accounts payable and accrued liabilities decreased $33,581 from the same period last year. The previous year reflected the purchase of the emergency generator and substantial equipment repair costs. All undisputed payables have been paid in full accordingly to the Company's policy.

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

YEAR 2000 COMPLIANCE

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

Vendors, financial institutions, service providers, and the stock transfer agency are providing statements regarding their level of readiness or compliance. Some Company functions could be disrupted if these businesses do not become year 2000 compliant within the required time frame.

The Company anticipates completing the year 2000 project by June 1, 1999, with an estimated cost of less than $25,000. The Company does not presently have a formal contingency plan, because it believes the necessary modifications will be completed in the required time frame. However, should it become evident that the year 2000 modifications will not be completed on a timely basis, the Company will explore alternatives to achieve compliance.

The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates which were derived utilizing numerous assumptions of future events. However, there can be no assurance that these estimates and timetable will be achieved, and actual results could differ materially from those anticipated.

                           PART II - OTHER INFORMATION

                       ----------------------------------


ITEM 1 -      LEGAL PROCEEDINGS

              Not Applicable

ITEM 2 -      CHANGES IN SECURITIES

              Not Applicable

ITEM 3 -      DEFAULTS UPON SENIOR SECURITIES

              Not Applicable

ITEM 4 -      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The annual meeting for the shareholders of Pismo Coast Village, Inc., was held Saturday, January 16, 1999, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting the following Directors were elected to serve until the annual meeting in January 2000, or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

                       Allard, Howard                             930
                       Barton, Emily                              914
                       Bianchi, Donald                            919
                       Brittain, Kurt                             931
                       Brown, Albert                            1,089
                       Buchaklian, Harry                          901
                       Drake, Frank                               860
                       Gould, Norman                              919
                       Hinds, Jr., Edward                         851
                       Hughes, Terris                             844
                       Keller, Larry                              931
                       Nunlist, Ronald                            951
                       Pettibone, Jerald                          912
                       Proschold, Richard                         843
                       Rourke, Thomas                             854
                       Valentia, Henry                            869
                       Williams, Jack                             863
                       Zahka, Charles                             872

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matter is set forth below:

         (a) A proposal to approve the selection of Glenn, Burdette, Phillips and Bryson to serve as independent certified public accountants for the Company for the Fiscal Year 1998-1999.

                 AFFIRMATIVE VOTES                           NEGATIVE VOTES
                       880                                         8

ITEM 5 -          OTHER INFORMATION

The annual meeting of the stockholders of Pismo Coast Village, Inc., was held Saturday, January 16, 1999, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Stockholders
Meeting:


            President                                  Jerald Pettibone
            Executive Vice President                   Frank Drake





            V.P. - Finance/Chief Financial Officer      Jack Williams
            V.P. - Policy                               Thomas Rourke
            V.P. - Secretary                            Edward Hinds, Jr.
            Assistant Corporate Secretary               Jay Jamison

ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K


   (a)      Exhibit Index:

                                                                      SEQUENTIAL
            EXHIBIT NUMBER             ITEM DESCRIPTION              PAGE NUMBER

                27                Financial Data Schedule                     **
                99                Accountant's Review Report



            --------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.

Date: _________________________________

Signature:______________________________
Jerald Pettibone, President

Date: _________________________________

Signature:______________________________
Jack Williams, V.P. - Finance / Chief Financial Officer

Date: _________________________________

Signature:______________________________
Linda Davidson, Controller / Principal Accounting Officer

                            PISMO COAST VILLAGE, INC.
                                 BALANCE SHEETS
                DECEMBER 31, 1998 AND 1997 AND SEPTEMBER 30, 1998

                                                                      DECEMBER 31,           SEPTEMBER 30,            DECEMBER 31,
                                                                          1998                    1998                    1997
                                                                      ------------           -------------            ------------
                                                                      (Unaudited)              (Audited)              (Unaudited)
                            ASSETS
CURRENT ASSETS

Cash and cash equivalents                                             $   657,410               $ 831,756            $   335,302

Accounts receivable                                                        13,109                  10,495                 11,486
Inventory                                                                  69,061                  66,723                 68,915
Current deferred taxes                                                     33,000                  22,000                 56,000
Prepaid income taxes                                                                                                      24,551
Prepaid expenses                                                           33,885                  48,186                 38,831
                                                                    -------------            ------------          -------------
     Total current assets                                                 806,465                 979,160                535,085

PISMO COAST VILLAGE RECREATIONAL
   VEHICLE RESORT AND RELATED ASSETS -

   Net of accumulated depreciation                                      5,787,116               5,337,587              5,532,012

OTHER ASSETS                                                               10,624                  68,624                  4,770
                                                                     ------------              ----------              ---------
     Total Assets                                                      $6,604,205              $6,385,371             $6,071,867
                                                                     ------------              ----------             ----------
                                                                     ------------              ----------             ----------

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities                             $     84,745              $  123,415            $   118,326
Accrued salaries and vacation                                              38,000                  45,540                 37,416
Rental deposits                                                           176,211                 214,705                143,434
Income tax payable                                                                                 45,000
                                                                     ------------              ----------             ----------
     Total current liabilities                                            298,956                 428,660                299,176

LONG-TERM LIABILITIES

Long-term deferred taxes                                                   73,000                  74,000                 76,000
Long-term debt                                                            395,000
                                                                     ------------              ----------             ----------
     Total liabilities                                                    766,956                 502,660                375,176
                                                                     ------------              ----------             ----------
STOCKHOLDERS' EQUITY

Common stock - no par value, issued
   and outstanding 1,800 shares                                         5,647,708               5,647,708              5,647,708
Retained earnings                                                         189,541                 235,003                 48,983
                                                                     ------------              ----------             ----------
     Total stockholders' equity                                         5,837,249               5,882,711              5,696,691
                                                                     ------------              ----------             ----------
     Total Liabilities and Stockholders' Equity                        $6,604,205              $6,385,371             $6,071,867
                                                                     ------------              ----------             ----------
                                                                     ------------              ----------             ----------

See accountants' review report.

The accompanying notes are an integral part of these financial statements.

                            PISMO COAST VILLAGE, INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                                                          1998                      1997
                                                                                          ----                      ----
INCOME
Resort operations                                                                      $  430,740              $  413,574
Retail operations                                                                         101,444                  91,316
Interest income                                                                             6,028                   3,350
                                                                                       ----------              ----------
     Total income                                                                         538,212                 508,240
                                                                                       ----------              ----------
COSTS AND EXPENSES

Operating expenses                                                                        464,574                 485,134
Cost of goods sold                                                                         58,800                  51,288
Depreciation                                                                               78,300                  84,000
Interest expense                                                                                                      100
                                                                                               --           -------------
     Total costs and expenses                                                             601,674                 620,522
                                                                                       ----------              ----------
LOSS BEFORE PROVISION FOR TAXES ON INCOME                                                  63,462)               (112,282)

Income tax benefit                                                                        (18,000)                (35,000)
                                                                                       ----------              ----------

NET LOSS                                                                                  (45,462)                (77,282)

Retained Earnings

BEGINNING OF PERIOD                                                                       235,003                 126,265
                                                                                       ----------              ----------

END OF PERIOD                                                                          $  189,541              $   48,983
                                                                                       ----------              ----------
                                                                                       ----------              ----------

EARNINGS (LOSS) PER SHARE                                                              $   (25.26)             $   (42.93)
                                                                                       ----------              -----------
                                                                                       ----------              -----------

See accountants' review report.

The accompanying notes are an integral part of these financial statements.

                            PISMO COAST VILLAGE, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                                             1998                                1997
                                                                ------------------------------        ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            $(45,462)                           $ (77,282)
Adjustments to reconcile net loss to net cash used by
  operating activities:
     Depreciation                                              $ 78,300                               $ 84,000
     Deferred income tax                                        (12,000)                               (35,000)
     Gain on sale of assets                                      (1,193)
     Increase in accounts receivable                             (2,614)                                (3,019)
     (Increase) decrease in inventory                            (2,338)                                   682
     Decrease in prepaid expenses                                14,301                                 10,069
     Decrease in other assets                                                                            1,849
     Increase (decrease) in accounts payable and
       accrued liabilities                                      (38,670)                                31,847
     Increase (decrease) in accrued salaries and
       vacation                                                  (7,540)                                    22
     Decrease in rental deposits                                (38,494)                               (40,945)
     Decrease in income taxes payable                           (45,000)
                                                             ----------                                --------
         Total adjustments                                                           (55,248)                              49,505
                                                                                ------------                           ----------
         Net cash used by operating activities                                      (100,710)                             (27,777)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                            (75,436)                                (46,983)
Proceeds from sale of assets                                      1,800
                                                              ---------                                --------


         Net cash used in investing activities                                       (73,636)                             (46,983)
                                                                                 -----------                          -----------
         Net increase (decrease) in cash and cash equivalents                       (174,346)                             (74,760)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                      831,756                              410,062
                                                                                 -----------                          -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $   657,410                             $335,302
                                                                                 -----------                          -----------
SCHEDULE OF PAYMENTS OF INTEREST AND TAXES                                       -----------                          -----------

Payments for interest                                                           $       -                              $      100

Payments for income tax                                                         $     38,800                            $       -


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the three months ended December 31, 1998, the Company purchased land with a note payable of $395,000 and the release of escrow funds held in other assets of $58,000.
See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                            PISMO COAST VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                DECEMBER 31, 1998 AND 1997 AND SEPTEMBER 30, 1998

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF DECEMBER 31, 1998 AND 1997 AND SEPTEMBER 30, 1998
PAGE 2

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At December 31, 1998, September 30, 1998 and December 31, 1997, property and equipment included the following:

                                                               DECEMBER 31, 1998         SEPTEMBER 30, 1998       DECEMBER 31, 1997
                                                               -----------------         ------------------       -----------------
     Land                                                         $3,208,618                 $2,680,850               $2,680,850
     Building and resort improvements                              5,585,444                  5,578,110                5,564,088
     Furniture, fixtures, equipment
       and leasehold improvements                                  1,218,080                  1,220,944                1,265,675
     Transportation equipment                                        200,400                    200,400                  200,400
     Construction in progress                                         25,893                     32,559                   11,629
                                                                   ---------              -------------             ------------
                                                                  10,238,435                  9,712,863                9,722,642
     Less accumulated depreciation                                 4,451,319                  4,375,276                4,190,630
                                                                 -----------               ------------              -----------
                                                                  $5,787,116                 $5,337,587               $5,532,012
                                                                 -----------               ------------              -----------
                                                                 -----------               ------------              -----------


NOTE 3 - LONG-TERM DEBT

Long-term debt at December 31, 1998 is as follows:

                                                                           DECEMBER 31, 1998
   8.25% Construction loan payable allowing for a two year draw down period not to exceed $900,000.  Payments are
    interest only for two years.  Then principal and interest
    of $3,198 for eight years with a balloon of $331,942 on
    February 5, 2009.  Secured by deed of trust on the
    storage lot at 300 South Dolliver, land and improvements
    at 180 South Dolliver and a storage lot known as parcel
    061,171,006 and 061,671,007.                                               $ 395,000
                                                                               ---------
                                                                               $ 395,000
                                                                               ---------
                                                                               ---------
Maturities of long-term debt are as follows:


           YEAR ENDED DECEMBER 31                                                AMOUNT
           ----------------------                                              ----------
                    2001                                                        $  5,496
                    2002                                                           6,487
                    2003                                                           7,043
                 Thereafter                                                      375,974
                                                                               ---------
                                                                                $395,000
                                                                               ---------
                                                                               ---------


Total interest cost incurred was $100 for the three months ended December 31, 1997.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF DECEMBER 31, 1998 AND 1997 AND SEPTEMBER 30, 1998
PAGE 3

NOTE 4 - LINE OF CREDIT

The Company has a revolving line of credit for $150,000. The interest rate is variable at two percent over prime, with an initial rate of 10.50 percent expiring March 31, 1999. The purpose of the loan is to augment operating cash needs in off season months. There were no outstanding amounts as of December 31, 1998 and 1997 and September 30, 1998.

NOTE 5 - COMMON STOCK

Each share of stock is intended to provide the shareholder with a maximum free use of the resort for 45 days per year. If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

A shareholder is entitled to a pro rata share of any dividends as well as a pro rata share of the assets of the Company in the event of its liquidation or sale. The shares are personal property and do not constitute an interest in real property. The ownership of a share does not entitle the owner to any interest in any particular site or camping period.

NOTE 6 - INCOME TAXES

The provision for income taxes is as follows:

                                                   DECEMBER 31,          DECEMBER 31,
                                                       1998                   1997
                                                   -------------         -----------
          Income tax expense (benefit)               $(18,000)           $(35,000)


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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF DECEMBER 31, 1998 AND 1997 AND SEPTEMBER 30, 1998
PAGE 4

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

                YEAR ENDED DECEMBER 31,
                -----------------------
                         1999                                    $ 29,244
                         2000                                      28,476
                         2001                                       26,940
                         2002                                       13,470
                                                                 ---------
                         Total                                   $  98,130
                                                                 ---------
                                                                 ---------

Rent expense under these agreements was $16,081, $15,505 for the three month period ended December 31, 1998 and 1997, respectively and $29,076 for the year ended September 30, 1998.