Form 10QSB
period 1999-03-31
PISMO COAST VILLAGE INC
filed 1999-05-14
CIK 216877

               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

                  For the transition period from ______________ to _____________

                         Commission file number #0-8463


                            PISMO COAST VILLAGE, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  California                              95-2990441
--------------------------------------------------------------------------------
         (State or other jurisdiction of         (IRS Employer I.D. Number)
         incorporation or organization)


            165 South Dolliver Street, Pismo Beach, California 93449
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                   (Issuer's telephone number) (805) 773-5649

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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes      No
                                                    ----    ----

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

RESULTS OF OPERATIONS
The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease from restaurant, laundry, and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from general store operations and from RV parts and service operations.

Income from Resort Operations for the three-month period ended March 31, 1999, increased $152,722, or 54.8%, above the same period in 1998. Resort Income for the six months ended March 31, 1999, increased $169,888, or 24.5%, from the same period ended March 31, 1998. These increases are a result of five days of Spring Break occurring in the second quarter of Fiscal Year 1999. Spring break, a traditionally high occupancy period, occurred during the third quarter of Fiscal Year 1998, or April 4-19, 1998. Another factor is that during the period January March 1998, the El Nino weather phenomenon had a substantial impact on occupancy due to 41 days of rain compared to a more typical 20 days of rain during the same period in 1999.

Income from Retail Operations for the three-month period ended March 31, 1999, increased $25,959, or 36.5%, above the same period in 1998. Income from Retail Operations for the six month period ending March 31, 1999, increased by $36,087, or 22.2%, above the same period ended March 31, 1998. This increase is a result of increased occupancy and increased in-house advertising of the General Store and the RV Repair Shop. The Company anticipates continued moderate growth in both income from resort operations and retail operations.

Operating expenses for the three-month period ending March 31, 1999, were managed to a reduction of $8,026, or 1.9%, below the same period ended March 31, 1998, and for the six month period ending March 31, 1999, operating expenses decreased by $28,586, or 3.1%, below the same period in 1998. While some expenses represent an increase due to higher occupancy during the second quarter, vehicle and resort maintenance, labor and associated labor expenses contributed to the reduction of operating expenses.

Cost of Goods Sold expenses for the three months ended March 31, 1999, are 52.9% compared to 59.9% for the same period in 1998. Year-to-date Cost of Goods Sold expenses were 55.5% compared to 57.8% year to date 1998. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three months ended March 31, 1999, was $8,656 compared to $100 for the same period in 1998. This reflects the December 1998 purchase of property to be developed into RV storage. The Company has also renewed its $150,000 line of credit.

Loss before provisions for taxes on income for the three-month period ended March 31, 1999, decreased by $169,563, or 85.4%, and the loss for the six months ended March 31, 1999, decreased by $218,383, or 70.2%. The decrease in loss is a reflection of this period's significant increase in income and managed operating expenses. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

Published occupancy rates for resort operations have remained consistent for the past four years. These rates are formally reviewed annually by the Board of Directors and were last changed in October 1994. Upon review of occupancy and competition, in July 1998, the Board of Directors decided not to increase site fees for the Fiscal Year beginning October 1, 1998. However, the Board did vote to increase RV storage, towing, and set-up fees effective October 1, 1998.

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

LIQUIDITY
The Company's plan for capital expenditures of $920,000 in Fiscal 1999 is currently on schedule. Maintenance area improvements were completed during the second quarter and renovation of the reservations/accounting building is expected to be completed during the third quarter. Funding for these projects is expected to be from revenue generated from the normal course of business. The property purchased December 31, 1998, for the purpose of RV storage is expected to be fully developed during the fourth quarter. The Company acquired new financing to supplement the purchase and development of the RV storage property. The Company's current cash position as of March 31, 1999, is $879,667, which is 131% more than the same position in 1998. This increase in cash is a direct result of the retirement of all long term debt and in anticipation for this year's large capital expenditures. The Company has renewed a $150,000 line of credit to insure additional funds will be available, if required.

Accounts payable and accrued liabilities increased $20,971 from the same period last year. This year reflects the financial activity concerning the completion of the Company's capital projects. All undisputed payables have been paid in full according to the Company's policy.

The Company has consistently demonstrated an ability to optimize revenues developed from the resort and retail operations during the summer season. Historically the Company, because of its seasonal market, has produced 60% to 65% of its revenue during the third and fourth quarters of the fiscal year, with more than 40% being produced during the fourth quarter. The third and fourth quarters' occupancy are expected to be consistent with that of past years.

YEAR 2000 COMPLIANCE
The Company has retained the services of a consultant to identify any and all hardware and software systems which may need to be upgraded or replaced. All of the Company's integral systems, such as reservations and accounting, have been upgraded within the past 15 months. The Company presently believes that, as a result of upgrading existing software, the Company's integral computer systems will not experience material operational problems as a result of the year 2000 issue.

Several internal database programs will require conversion to updated year 2000 compatible
Page 5 of 18
programs. In addition, several secondary work stations will require replacement. These upgrades are being coordinated by company staff and are expected to be completed by midsummer.

The Company anticipates completing the year 2000 obligation on time and at a cost of less than the previously reported $25,000. The Company does not presently have a formal contingency plan, because it believes the necessary modifications will be completed in the required time frame. However, should it become evident that the year 2000 modifications will not be completed on a timely basis, the Company will explore alternatives to achieve compliance.

The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates which were derived utilizing numerous assumptions of future events. However, there can be no assurance that these estimates and timetables will be achieved, and actual results could differ materially from those anticipated.

                           PART II - OTHER INFORMATION

ITEM 1 -          LEGAL PROCEEDINGS

                  Not Applicable

ITEM 2 -          CHANGES IN SECURITIES

                  Not Applicable

ITEM 3 -          DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4 -          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

ITEM 5 -          OTHER INFORMATION


ITEM 6 -          EXHIBITS AND REPORTS

         (a)      Exhibit Index:

                                          Sequential
                  Exhibit Number          Item Description               Page Number
                  --------------          ----------------               -----------
                        27                Financial Data Schedule
                        99                Accountant's Review
                                          Report
                  -----------------------------------------------

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PISMO COAST VILLAGE, INC.


Date: _________________________________

Signature:_____________________________
Jerald Pettibone, President


Date: _________________________________

Signature:_____________________________
Jack Williams, Chief Financial Officer


Date: _________________________________

Signature: ____________________________
Linda Davidson, Controller/Principal Accounting Officer

                           ACCOUNTANTS' REVIEW REPORT

Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have made a review of the balance sheets of Pismo Coast Village, Inc. as of March 31, 1999 and 1998, and the related statements of operations and retained earnings (deficit) for the three and six month periods ended March 31, 1999 and 1998, and the statements of cash flows for the six month periods ended March 31, 1999 and 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

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

We previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 1998, (presented herein) and the related statements of operations and retained earnings and cash flows for the year then ended (not presented herein); and in our report dated October 23, 1998, we expressed an unqualified opinion on those financial statements.



Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
San Luis Obispo, California

April 26, 1999

                            PISMO COAST VILLAGE, INC.
                                 BALANCE SHEETS
                 MARCH 31, 1999 AND 1998 AND SEPTEMBER 30, 1998


                                     ASSETS


                                          March 31, 1999    September 30, 1998       March 31, 1998
                                           (Unaudited)          (Audited)             (Unaudited)
                                          --------------    ------------------       --------------
CURRENT ASSETS
Cash and cash equivalents                  $  879,667          $ 831,756           $     381,172

Accounts receivable                             7,580             10,495                   8,025
Inventory                                      73,406             66,723                  70,518
Current deferred taxes                         57,000             22,000                  80,500
Prepaid income taxes                           30,580                                     28,461
Prepaid expenses                               35,676            48,186                   42,666
                                           ----------         ----------              ----------
         Total current assets               1,083,909            979,160                 611,342

PISMO COAST VILLAGE RECREATIONAL
   VEHICLE RESORT AND RELATED ASSETS
     Net of accumulated depreciation        5,791,553          5,337,587               5,457,107

OTHER ASSETS                                    1,616             68,624                  12,261
                                           ----------         ----------              ----------


         Total Assets                      $6,877,078         $6,385,371              $6,080,710
                                           ----------         ----------              ----------
                                           ----------         ----------              ----------








See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        March 31, 1999       September 30, 1998      March 31, 1998
                                                         (Unaudited)             (Audited)            (Unaudited)
                                                        --------------       ------------------      --------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                $    84,163             $ 123,415           $     63,192
Accrued salaries and vacation                                35,878                45,540                 38,153
Rental deposits                                             462,860               214,705                380,809
Income taxes payable                                                               45,000
                                                         ----------            ----------             ----------
         Total current liabilities                          582,901               428,660                482,154

LONG-TERM LIABILITIES
Long-term deferred taxes                                     72,000                74,000                 73,000
Long-term debt                                             395,000
                                                         ----------            ----------             ----------
         Total liabilities                                1,049,901               502,660                555,154
                                                         ----------            ----------             ----------

STOCKHOLDERS' EQUITY
Common stock - no par value, issued
   and outstanding 1,800 shares                           5,647,708             5,647,708              5,647,708
Retained earnings (deficit)                                 179,469               235,003               (122,152)
                                                         ----------            ----------             ----------
         Total stockholders' equity                       5,827,177             5,882,711             5,525,556
                                                         ----------            ----------             ----------

         Total Liabilities and Stockholders'
             Equity                                      $6,877,078            $6,385,371             $6,080,710
                                                         ----------            ----------             ----------
                                                         ----------            ----------             ----------

                            PISMO COAST VILLAGE, INC.
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                   (UNAUDITED)
               THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998



                                                 For the Three Months                         For the Six Months
                                                   Ended March 31,                             Ended March 31,
                                          ---------------------------------           ---------------------------------
                                              1999                  1998                 1999                  1998
                                          -----------           -----------           -----------           -----------
INCOME
Resort operations                         $   431,606           $   278,884           $   862,346           $   692,458
Retail operations                              97,081                71,122               198,525               162,438
Interest income                                 4,876                 3,076                10,904                 6,426
                                          -----------           -----------           -----------           -----------
         Total income                         533,563               353,082             1,071,775               861,322
                                          -----------           -----------           -----------           -----------

COST AND EXPENSES
Operating expenses                            422,126               430,152               886,700               915,286
Cost of goods sold                             51,398                42,610               110,198                93,898
Depreciation                                   76,725                78,855               155,025               162,855
Interest                                        8,656                   100                 8,656                   200

Loss on sale of fixed assets                    3,730                                       3,730
                                          -----------           -----------           -----------           -----------

         Total cost and expenses              562,635               551,717             1,164,309             1,172,239
                                          -----------           -----------           -----------           -----------

LOSS BEFORE PROVISION FOR TAXES
   ON INCOME                                  (29,072)             (198,635)              (92,534)             (310,917)

INCOME TAX EXPENSE (BENEFIT)                  (19,000)              (27,500)              (37,000)              (62,500)
                                          -----------           -----------           -----------           -----------

NET LOSS                                  $   (10,072)          $  (171,135)              (55,534)             (248,417)
                                          -----------           -----------
                                          -----------           -----------
RETAINED EARNINGS (DEFICIT)
Beginning of period                                                                       235,003               126,265
                                                                                      -----------           -----------

END OF PERIOD                                                                         $   179,469           $  (122,152)
                                                                                      -----------           -----------
                                                                                      -----------           -----------

NET LOSS PER SHARE                        $     (5.60)          $    (95.08)          $    (30.85)          $   (138.01)
                                          -----------           -----------           -----------           -----------
                                          -----------           -----------           -----------           -----------



See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                            PISMO COAST VILLAGE, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                    SIX MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                            1999                                 1998
                                                         -----------------------------------   ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $(55,534)                               $(248,417)
Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation                                            $ 155,025                                     $162,855
     Loss on sale of fixed assets                                3,730
     Decrease in accounts receivable                             2,915                                          442
     Decrease (increase) in inventory                           (6,683)                                        (921)
     Increase in deferred taxes                                (37,000)                                     (62,500)
     Increase in prepaid income taxes                          (30,580)                                      (3,910)
     Decrease in prepaid expenses                              12,510                                        6,234
     Decrease (increase) in other assets                        67,008                                       (5,642)
     Decrease in accounts payable and accrued
       expenses                                                (39,252)                                     (23,287)
     (Decrease) increase in accrued salaries and
       vacation                                                 (9,662)                                        759

     Increase in rental deposits                               248,155                                       196,430
     Decrease in income taxes payable                          (45,000)
                                                            -----------                                    ---------
         Total adjustments                                                        321,166                                 270,460
                                                                              ------------                            -----------
         Net cash provided by operating activities                               265,632                                   22,043

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                          (220,971)                                     (50,933)

Proceeds on sale of fixed assets                                 3,250
                                                            -----------                                    ---------

         Net cash used in investing activities                                  (217,721)                                 (50,933)
                                                                             -------------                             -----------

         Net increase (decrease) in cash and cash
           equivalents                                                             47,911                                 (28,890)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   831,756                                 410,062
                                                                              ------------                             -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $   879,667                              $  381,172
                                                                              ------------                             -----------
                                                                              ------------                             -----------



See accountants' review report.
The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 1999 AND 1998
PAGE 2


                                                                            1999                          1998
                                                            ------------------------------   -------------------------------
SCHEDULE OF PAYMENTS OF INTEREST AND TAXES
Payments for interest                                                             $  5,888                      $   200
Payments for income tax                                                            $30,580                       $5,750

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
During 1999, the Company purchased real property with cash and a note payable of $395,000.











See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                            PISMO COAST VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 MARCH 31, 1999 AND 1998 AND SEPTEMBER 30, 1998

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

DEFERRED INCOME TAX

Deferred income taxes resulted from a timing difference in recognizing depreciation expense and net operating loss carryforward.

REVENUE AND COST RECOGNITION

The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 1999 AND 1998 AND SEPTEMBER 30, 1998
PAGE 2


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

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At March 31, 1999, September 30, 1998 and March 31, 1998, property and equipment included the following:


                                        March 31, 1999     September 30, 1998   March 31, 1998
                                        --------------     ------------------   --------------
Land                                      $3,233,417          $2,680,850          $2,680,850

Building and resort improvements           5,586,273           5,578,110           5,564,088

Furniture, fixtures, equipment
and leasehold improvements                   748,140           1,220,944           1,269,625
Transportation equipment                     164,092             200,400             200,400
Construction in progress                      77,428              32,559              11,629
                                          ----------          ----------          ----------
                                           9,809,350           9,712,863           9,726,592
Less accumulated depreciation              4,017,797           4,375,276           4,269,485
                                          ----------          ----------          ----------

                                          $5,791,553          $5,337,587          $5,457,107
                                          ----------          ----------          ----------
                                          ----------          ----------          ----------

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 1999 AND 1998 AND SEPTEMBER 30, 1997
PAGE 3

NOTE 3 - LONG-TERM DEBT
Long-term debt at March 31, 1999, is as follows:



8.25%   Construction loan payable allowing for a two year draw down period not to exceed $900,000. Payments are interest only for two years. Then principal and interest of $3,198 for eight years with a balloon of
        $331,942 on February 5, 2009. Secured by deed of trust on the storage lot at 300 South Dolliver, land and improvements at 180 South
        Dolliver and a storage lot known as parcel 061,171,006 and                               $395,000
        061,671,007.                                                                             --------

                                                                                                 $395,000
Maturities of long-term debt are as follows:


                                 Year Ended March 31,                                          Amount
                                 --------------------                                       ------------
                                         2001                                               $        969

                                         2002                                                      6,099

                                         2003                                                      6,622

                                         2004                                                      7,189

                                      Thereafter                                                 374,121
                                                                                                 --------
                                                                                                $395,000
                                                                                                 --------
                                                                                                 --------

Total interest cost incurred was $8,656 for the six months ended March 31, 1999.

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

The other was renewed effective January 1, 1997, for five years with an option to extend for an additional five years. Monthly lease payments are currently $2,245 and are increased annually based on the Consumer Price Index. Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:


                                 Year Ended March 31,                                            Amount
                                 --------------------                                            -------
                                         2000                                                    $29,244
                                         2001                                                     27,900
                                         2002                                                     6,735
                                                                                                 --------
                                         Total                                                   $63,879
                                                                                                 --------
                                                                                                 --------

Rent expense under these agreements was $32,484 and $32,795 for the six months ended March 31, 1999 and 1998, respectively.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 1999 AND 1998 AND SEPTEMBER 30, 1998
PAGE 4


NOTE 5 - LINE OF CREDIT

The Company has a revolving line of credit for $150,000. The interest rate is variable at one percent over prime, with an initial rate of 8.75 percent expiring March 15, 2000. The purpose of the loan is to augment operating cash needs in off season months. There were no outstanding amounts as of March 31, 1999 and 1998 and September 30, 1998.

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

NOTE 7 - INCOME TAXES

The provision for income taxes is as follows:

                                                             March 31,        March 31,
                                                              1999              1998
                                                            ----------       ----------
          Income tax expense (benefit)                      $(37,000)        $(62,500)
                                                            --------         --------
                                                            --------         --------

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

NOTE 11 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan for the six months ended March 31, 1999 was $2,810.