Form 10QSB
period 1999-06-30
PISMO COAST VILLAGE INC
filed 1999-08-11
CIK 216877

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
             TO THE 1934 ACT REPORTING REQUIREMENTS

                           FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
(MARK ONE)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

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


State the number of shares outstanding of each of the issuer's
classes of common equity, as of the latest practicable date:   -
1800-



                             PART I
                           __________

                     Financial Information
                   _________________________

ITEM 1 - FINANCIAL STATEMENTS
The following financial statements and related information are included in this Form 10-QSB Quarterly Report.

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

RESULTS OF OPERATIONS
The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from laundry and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from General Store operations and from RV parts and service operations.

Resort Operations Income for the three-month period ended June 30, 1999, increased $62,248, or 11.2%, from the same period in 1998. Retail Operations Income increased $847, or 0.6%, for the same quarter. The increase in Resort Operations is a result of higher occupancy due to favorable weather conditions compared to the previous year. There also was increased revenue from RV clubs and special monthly programs. For the nine-month period ending June 30, 1999, Resort Operations increased $232,136, or 18.6%, from the same period in 1998. Retail Operations increased $36,934, or 12.6%, from the same nine-month period in 1998. The increase in Resort Operations Income for the nine-month period is a result of a 24% increase in paid site occupancy during this period. Also reflected is the RV storage space rental rate increase which became effective October 1, 1998. Seasonal fluctuations within this industry are expected and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Operating Expenses for the quarter ended June 30, 1999, increased $19,828, or 4.2%, from the same period in 1998. This increase in expense is a result of higher utilities from increased occupancy and necessary operational expenses to prepare for the Spring and
Summer seasons.   Operating Expenses for the nine-month period
ended June 30, 1999, decreased $7,758, or 0.5%, from the same period in 1998. This is primarily due to decreased expenses regarding company equipment, trailer damage/repair, insurance, and advertising.

Cost of Goods Sold for 1999 are within projected levels at 57.7% for the quarter and 56.4% year-to-date. Cost of Goods Sold for 1998 were 60.3% and 58.9% respectively.

Interest Expense for the three-month period ended June 30, 1999, increased to $8,125 following a zero balance reported during the same period in 1998. Interest Expense for the nine months ending June 30, 1999, is $16,781 compared to $200 for the same period in 1998. This interest expense reflects the purchase of an additional RV storage property which became a Company asset on December 31, 1998. The Company has renewed its $150,000 line of credit. Further details regarding financing are found in the Liquidity section below.

Net Income for the quarter ending June 30, 1999, decreased by $18,614, or -22.5%, as compared with the same period ending June 30, 1998. Net income for the nine months ending June 30, 1999, increased by $174,269, compared with the same period ending June 30, 1998. These figures reflect an income tax expense adjustment based on taxable income for the period, and projected year end taxable income. The last quarter of 1999 is expected to provide adequate resources for continuing business and provide for planned capital expenditures. Of the last nine years, with each year-end being profitable, the Company has shown losses from $42,475 to $229,759 as of the end of the first nine months. Losses during this period are consistent with the seasonal occupancy of a tourist-oriented business.

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


Management has introduced various marketing promotions with reduced rates to increase revenues during low occupancy periods. During the past three years, the Company has seen some of its fixed and variable costs increase and decrease and has not seen any significant trend to warrant an increase in rates. However, due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs as higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive.

LIQUIDITY
The Company's plan for capital expenditures of $920,000 in Fiscal Year 1999 is currently on schedule. Maintenance area improvements were completed during the second quarter and renovation of the Reservations/Accounting Office building is expected to be completed during the fourth quarter. Funding for these projects is expected to be from revenue generated from the normal course of business. The property purchased December 31, 1998, for the purpose of RV storage is expected to be fully developed during the fourth quarter. The Company acquired new financing to supplement the purchase and development of the RV storage property. The Company's current cash position as of June 30, 1999, is $1,039,313, which is 59.9% more than the same position in 1998. This increase in cash is a direct result of the retirement of all debt during Fiscal Year 1997, an increase in rental deposits, and anticipation of large capital expenditures.

With past growth in its Recreational Vehicle Storage operation and upon reaching full occupancy of its owned and leased lots, the Company is currently developing a new storage property. Funding for this project has been obtained through a banking institution with which the Company maintains a business relationship.

Capital projects are designed to enhance the marketability of the camping sites and enhance support facilities. Fourth quarter site occupancy, storage fill, and retail sales are expected to be consistent with that of the past year.

Accounts Payable and accrued liabilities increased $22,961 for June 30, 1999, compared to the same period ending 1998. All undisputed payables have been paid in full according to the Company's policy.

The Company has consistently demonstrated an ability to optimize revenues developed from Resort and Retail Operations during the summer season. During other less-revenue producing periods, RV storage space and site rentals are paid for in advance and used for Resort improvements and cash reserves. The Company has a revolving line of credit for $150,000 to augment operating or capital expenditure cash needs during off season periods. The Company considers its financial position sufficient to meet its anticipated future financial requirements. The foregoing information is forward-looking, based upon certain assumptions of future performance which may not come to fruition.

YEAR 2000 COMPLIANCE
The Company has retained the services of a consultant to identify any and all hardware and software systems which may need to be upgraded or replaced. All of the Company's integral systems, such as reservations and accounting, have been upgraded within
the past 18 months.   The Company presently believes that, as a
result of upgrading existing software, the Company's integral computer systems will not experience material operational problems as a result of the Year 2000 issue. The Company also believes that all hardware has now been sufficiently upgraded or replaced to accommodate Year 2000.

Several internal database programs will require conversion to updated Year 2000 compatible programs. These upgrades are being coordinated by Company staff and are expected to be completed in early fall.

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

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates which were derived utilizing numerous assumptions of future events. However, there can be no assurances that these estimates and timetables will be achieved, and actual results could differ materially from those anticipated.


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

          Not Applicable

ITEM 6 -  EXHIBITS AND REPORTS ON THE 8-K

     (a)  Exhibit Index:


                              Sequential
          Exhibit Number      Item Description        Page Number

               27             Financial Data Schedule
               99             Accountant's Review
                              Report





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


Date: _________________________________

Signature:______________________________
          Jerald Pettibone, President


Date: _________________________________

Signature:______________________________
          Jack Williams, V.P. Finance / Chief Financial Officer


Date: _________________________________

Signature:______________________________
          Linda Davidson, Controller / (Principal Accounting Officer)



GLENN, BURDETTE, PHILLIPS & BRYSON
1150 PALM ST.
SAN LUIS OBISPO, CA. 93401




               PISMO COAST VILLAGE, INC.

               FINANCIAL STATEMENTS
                    (UNAUDITED)

          NINE MONTHS ENDED JUNE 30, 1999 AND 1998




PISMO COAST VILLAGE, INC.
FINANCIAL STATEMENTS
(UNAUDITED)
NINE MONTHS ENDED JUNE 30, 1999 AND 1998


TABLE OF CONTENTS
                                                     PAGE

Accountants' Review Report                              3

Balance Sheets                                          4-5

Statements of Operations and Retained Earnings (Deficit)6

Statements of Cash Flows (Unaudited)                    7

Notes to Financial Statements                           8-11







               ACCOUNTANTS' REVIEW REPORT

Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have made a review of the balance sheets of Pismo Coast
Village, Inc. as of June 30, 1999 and 1998, and the related statements of operations and retained earnings (deficit) for the three month and nine month periods ended June 30, 1999 and 1998, and the statements of cash flows for the nine month periods ended June 30, 1999 and 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

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

We previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 1998, (presented herein) and the related statements of operations and retained earnings (deficit) and cash flows for the year then ended (not presented herein); and in our report dated October 23, 1998, we expressed an unqualified opinion on those financial statements.


Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
San Luis Obispo, California

July 16, 1999



               PISMO COAST VILLAGE, INC.
               BALANCE SHEETS

                            June 30,      September 3          June 30,
                            1999          1998                 1998
                           (Unaudited)   (Audited)            (Unaudited)

                            <C
ASSETS
Current Assets
Cash and cash
equivalents               $1,039,313     $831,756             $650,136
Accounts receivable           11,184       10,495                9,278
Inventory                     76,729       66,723               72,157
Current deferred  taxes       32,000       22,000               75,000
Prepaid income taxes           9,050                            21,089
Prepaid expenses              49,007       48,186               27,671
Total current assets       1,217,283      979,160              855,331

Pismo Coast Village Recreational
Vehicle Resort and Related Assets -
Net of accumulated
depreciation               5,823,356     5,337,587           5,382,681

Other Assets                  42,848        68,624              44,433

Total Assets              $7,083,487    $6,385,371          $6,282,445


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                         June 30,        September 30,       June 30,
                         1999            1998                1998
                       (Unaudited)       (Audited)           (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued
expenses                  $104,782        $123,415              $81,821
Accrued salaries
and vacation                33,755          45,540               38,128
Rental deposits            586,563         214,705              498,116
Income taxes payable                        45,000
Total current liabilities  725,100         428,660              618,065

Long Term Liabilities
Long-term deferred
taxes                       72,000          74,000               56,000
Long-term debt             395,000

Total liabilities        1,192,100         502,660              674,065

Stockholders'Equity
Common stock - no par value,
issued and outstanding
1,800 shares             5,647,708       5,647,708            5,647,708
Retained earnings
(deficit)                  243,679         235,003              (39,328)
Total stockholders'
equity                   5,891,387       5,882,711            5,608,380

Total Liabilities and Stockholders'
Equity                  $7,083,487      $6,385,371           $6,282,445


          PISMO COAST VILLAGE, INC.
     STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
               (UNAUDITED)
     THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998



                      Three Months                Nine Months
                      Ended June 30,              Ended June 30,
                      1999        1998            1999         1998

INCOME
Resort  operations  $615,461     $553,213         $1,477,807   $1,245,671
Retail operations    131,718      130,871            330,243      293,309
Interest income        6,512        3,902             17,416       10,328
Total income         753,691      687,986          1,825,466    1,549,308

Cost and Expenses
Operating expenses   468,909      448,081          1,355,609    1,363,367
Cost of goods sold    76,043       78,932            186,241      172,830
Depreciation          76,725       81,450            231,750      244,305
Interest               8,125                          16,781          200
(Gain) loss on sale
of equipment          (2,321)       8,199              1,409        8,199

                     627,481      616,662          1,791,790    1,788,901
Income (Loss) Before
Provision for Taxes
on Income            126,210       71,324             33,676     (239,593)

Income Tax Expense
(Benefit)             62,000      (11,500)            25,000      (74,000)

Net Income (Loss)    $64,210      $82,824              8,676      (165,593)

Retained Earnings (Deficit)
Beginning of period                                  235,003       126,265
End of period                                       $243,679      $(39,328)

Net Income (Loss)
Per Share             $35.67         $46.01            $4.82       $(92.00)

See accountants' review report.
The accompanying notes are an integral part of these financial statements.



          PISMO COAST VILLAGE, INC.
     STATEMENTS OF CASH FLOWS (UNAUDITED)
     NINE MONTHS ENDED JUNE 30, 1999 AND 1998


                                     1999                     1998
Cash Flows From Operating Activities
Net income (loss)                            $8,676                 $(165,593)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation                   $231,750                   $244,305
Loss on sale of equipment         1,409                      8,199
Deferred tax provision          (12,000)                   (74,000)
Increase in accounts
receivable                         (689)                      (811)
Increase in inventory           (10,006)                    (2,560)
(Increase) decrease in
prepaid income taxes             (9,050)                     3,462
(Increase) decrease in
prepaid expenses                   (821)                    21,229
(Increase) decrease in
other assets                     25,776                    (37,814)
Decrease in accounts payable
and accrued expenses            (18,633)                  (  4,658)
Increase (decrease) in accrued
salaries and vacations          (11,785)                       734
Decrease in income tax
payable                         (45,000)
Increase in rental deposits     371,858                    313,737
Total adjustments                          522,809                    471,823

Net cash provided by
operating activities                       531,485                    306,230

Cash Flows From Investing Activities
Proceeds from sale
of equipment                     4,750                       1,250
Capital expendit              (328,678)                    (67,406)
Net cash used in investing activities
                                          (323,928)                   (66,156)

Net increase in cash and
     cash equivalents                      207,557                    240,074

Cash and Cash Equivalents at Beginning
of Period                                  831,756                    410,062

Cash and Cash Equivalents at
End of Period                           $1,039,313                   $650,136

Schedule of Payments of Interest and Taxes
Payments for interest                      $16,781                    $14,659
Payments for income tax                    $46,050                    $64,691


Schedule of Noncash Investing and Financing Activities

During the nine months ended June 30, 1999, the Company purchased real property with cash and a note payable of $395,000.

See accountants' review report.
The accompanying notes are an integral part of these financial statements.



          PISMO COAST VILLAGE, INC.
          NOTES TO FINANCIAL STATEMENTS
               (UNAUDITED)
     AS OF JUNE 30, 1999 AND 1998 AND SEPTEMBER 30, 1998


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



PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 1999 AND 1998 AND SEPTEMBER 30, 1998
PAGE 2


Note 1 - Summary of Significant Accounting Policies (Continued)

Revenue and Cost Recognition

The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

Deposits Held in Financial Institutions

As of June 30, 1999, the Company had deposits on hand in financial institutions which exceeded depositor's insurance provided by the applicable guaranty agency by $150,357. Of this $138,579 was due to outstanding checks.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and
Related Assets

At June 30, 1999, September 30, 1998 and June 30, 1998, property and equipment included the following:

                         June 30, 1999  September 30, 1998  June 30, 1998

Land                     $3,649,668     $2,680,850          $2,680,850
Building and
 resort improvements      5,701,883      5,578,110           5,564,088
Furniture, fixtures, equipment
 and leasehold improvements 345,504      1,220,944           1,268,226
Transportation equipment    175,468        200,400             200,400
Construction in progress     33,068         32,559              16,002

                          9,905,591      9,712,863           9,729,566
Less accumulated
depreciation              4,082,235      4,375,276           4,346,885

                         $5,823,356     $5,337,587          $5,382,681




PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 1999 AND 1998 AND SEPTEMBER 30, 1998
PAGE 3

Note 3 - Long-Term Debt

Long-term debt at June 30, 1999, is as follows:

8.25%     Construction loan payable allowing for a two year draw
down period not to exceed $900,000.  Payments are interest only for two years.  Then principal and interest of $3,198 for eight years with a balloon payment of $331,942 on February 5, 2009.  Secured by deed of trust on the storage lot at 300 South Dolliver, land and improvements at 180 South Dolliver and a storage lot known as parcel 061,171,006
and 061,671,007.                            $395,000

                                            $395,000

Maturities of long-term debt are as follows:

     Year Ended June 30,                      Amount
     2001                                     $2,447
     2002                                      6,226
     2003                                      6,760
     2004                                      7,339
     Thereafter                              372,228

                                            $395,000

Total interest cost incurred was $16,781 for the nine months ended June 30, 1999.

Note 4 - Operating Leases

The Company leases two pieces of property to use as storage lots.
One is leased under a cancelable month-to-month lease. The other was entered into effective January 1, 1997, for five years with an option to extend the lease for an additional five years. Monthly lease payments are currently $2,277 and are increased annually based on the Consumer Price Index. Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

Year Ended June 30,
             2000                                $29,244
             2001                                 27,324
             2002                                 26,940

             Total                               $83,508

Rent expense under these agreements was $24,753 and $21,723 for the nine months ended June 30, 1999 and 1998.




PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 1999 AND 1998 AND SEPTEMBER 30, 1998
PAGE 4


Note 5 - Line of Credit

The Company has a revolving line of credit for $150,000. The interest rate is variable at two percent over prime, with an initial rate of 8.75 percent expiring March 31, 2000. The purpose of the loan is to augment operating cash needs in off season months. There were no outstanding amounts as of June 30, 1999 and 1998 and September 30, 1998.

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

Note 7 - Income Taxes

The provision for income taxes is as follows:

                     June 30,1999              June 30,1998

     Income tax expense
     (benefit)            $25,000                  $(74,000)

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