Form 10KSB
period 1999-09-30
PISMO COAST VILLAGE INC
filed 1999-11-30
CIK 216877

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the Fiscal Year ended September 30, 1999

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


State issuer's revenues for its most recent fiscal year.
 $2,988,412

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act). $16,824,500.00


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
 1,800

Statements in this Annual Report on Form 10-KSB which express the `Belief', `Anticipation', `Intention' or `Expectation', as well as other statements which are not historical fact, and statements as to business opportunities, market conditions, and operating performance insofar as they may apply prospectively, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.

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

Pismo Coast Village, Inc., is a full-service 400 space recreational vehicle resort. Its resort operations include site rentals, RV storage business, video arcade, Laundromat, and other income sources related to the operation. The retail operations include a general store, RV parts store, and RV repair shop. In addition, the Company has a recreation department that provides a youth program and recreational equipment rentals.

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

COMPETITION
The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities which include 23 Channels of Satellite TV, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service which includes RV storage and RV repair and service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In Fiscal Year 1999, Pismo Coast Village, Inc., was awarded the designation of RV Park of the Year, Mega Park Category 1998, by the California Travel Parks Association (CTPA). In 1997, Pismo Coast Village, Inc. was awarded the designation of RV Park of the Year, Large Park Category 1997, by the National Association of RV Parks and Campgrounds (ARVC) which has a membership of more than 3,300 properties. These factors allow the Resort to price its site rental fees well above most of its competition based on perceived value received.

Competition for the tourist market is keen between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and Business Improvement Group and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's Internet web page to be very effective. The marketing program has been expanded targeting groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $27,406 for Fiscal Year 1999 which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

ENVIRONMENTAL REGULATION
The Company is affected by federal, state and local antipollution laws and regulations. Due to the nature of its business operations (camping, RV storage and small retail store sales) the discharge of materials into the environment is not considered to be of a significant concern, and the EPA has not designated the Company as a potentially responsible party for clean up of hazardous waste.
The main property of the Resort is located within the boundaries of those lands under the review and purview of the Coastal Commission of the State of California and the City of Pismo Beach. The water and sewer systems are serviced by the City of Pismo Beach. The Company was subject to state and federal regulations regarding the Fiscal Year 1996 reconstruction of an outflow structure that empties into Pismo Creek at the north boundary of the Resort. Because the Resort is within the wetlands area, the California Coastal Commission required permits for repair and construction to be reviewed by the following agencies: City of Pismo Beach, State Lands Commission, Regional Water Quality Board, State of California, California Department of Fish and Game, State Department of Parks and Recreation and the Army Corps of Engineers. The requirement for these permits involved the diversion of capital from operations, but did not increase cost of debt financing.

EMPLOYEES
As of September 30, 1999, the Company employed approximately 39 people with 17 of these on a part time basis and 22 on full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 34 employees to 42 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION
Beginning October 1, 1994, site rental rates at the Resort were increased to range from $22 - $26 per day during the off-season and $32 - $36 per day during prime time. Rates have remained at this level and were not increased for Fiscal Year 1998-99, and an increase in rates is not being considered for Fiscal Year 1999-2000. It is anticipated the current rates will continue to market site usage at its highest value and a rate increase would possibly affect the Company's ability to capture an optimum market share.

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

On December 31, 1998, the Company closed escrow on a parcel of property to be developed as an additional RV storage facility. With existing storage operating at full capacity and anticipating continued demand for this service, the Company purchased 5.8 acres in Oceano, California. Construction has been completed and upon receiving County approval on October 14, 1999, the Company began accepting new storage customers.

ITEM 2     DESCRIPTION OF PROPERTIES

The Company's principal asset consists of the Resort which is located at 165 South Dolliver Street in Pismo Beach, California. The Resort is built on a 26-acre site and includes 400 campsites with full hookups and nearby restrooms with showers and common facilities, such as a video arcade, recreation hall, general store, swimming pool, Laundromat, and three playgrounds.

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

On December 31, 1998, the Company closed escrow on a parcel of property to be developed as an additional RV storage facility. The 5.8 acre property is located in Oceano adjacent to existing Company RV storage. On October 14, 1999, construction was completed and the Company received County approval to occupy the premises. The property was purchased for $495,000, of which $395,000 was financed. Development cost amounted to $195,723 and was allocated from operational cash flow.

There is no deferred maintenance on any of the Resort's facilities. The Company's facilities are in good condition and adequate to meet the needs of the stockholder users as well as the public users. The Company continues to develop sufficient revenue from general public sites sales to support a continued positive maintenance program and to meet the demands of shareholders use of free sites.

The Resort, RV Repair Shop and Parts Store and three storage facilities constitute substantially all the Company's property, and are owned in fee. Two storage lots and beach access used by the shareholders and general public visitors are leased by the Company pursuant to the herein below described leases.

1. TRAILER STORAGE YARDS. In 1986 the Company leased a parcel of land 100 feet wide by 1,600 feet long from the Southern Pacific Railroad Corp. The property is being used by the Company as a storage facility for recreational vehicles. Capital improvements in the amount of $40,000 were made to this property, which provides storage for approximately 183 units. The property was leased for $950 per month the first year, $1,400 per month for the second year, with continuing years tied to the "CPI" Index, or Fair Market Value of the property according to the lease agreement. During Fiscal Year 1999, lease payments were made in the amount of $42,125, Fiscal Year 2000 lease payments will be $36,807, and Fiscal Year 2001 lease payments will be $36,807 plus applicable changes in index or valuation.

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

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 for the second year and continuing years are tied to the "CPI" index. During Fiscal Year 1999, lease payments were made in the amount of $29,715, Fiscal Year 2000 lease payments will be $27,400 plus applicable changes in index, and Fiscal Year 2001 lease payments will be $27,400 plus index changes.

2. AMENDMENT NO. 4 TO CONTRACT PISMO STATE BEACH, LOCATED IN SAN LUIS OBISPO COUNTY, PISMO COAST VILLAGE, INC., DATED JULY 1976. (Pertaining to the Boardwalk Concession Contract for construction and maintenance of three boardwalks to the beach for pedestrians at Pismo State Beach and to provide for continued access through the sand dunes to the State Beach abutting the Resort.) This contract is between the Company and the State of California Department of Parks and has been renewed annually since June 30, 1984. The contract was originally assigned by the former owner to the Company by an assignment, dated December 1, 1975. Continued ocean access is granted annually by payment of a license fee of $400.

The Resort leases out areas to other companies to insure that the best service and equipment are available for guest use. These areas are leased from the Company pursuant to the herein below described leases.

1. RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC. This agreement is dated October 1, 1998, and pursuant to this agreement the Company granted Coin Amusements, Inc., the concession to operate various coin-operated game units at the Resort. The one year term expired on September 30, 1999. This agreement has been subsequently renewed for a one year term ending September 30, 2000; continued renewal is expected without significant impact.

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

ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

     Paragraph inapplicable

     PART II

ITEM 5  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a.) There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Mr. Kenneth L. McFarlen, a licensed broker/dealer, handles sales of the Company shares as Central Coast Investments. The last transaction the Company is aware of occurred on September 13, 1999, at a price of $9,500 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

(b.) The approximate number of holders of the Company's common stock on September 30, 1999 was: 1,538.

(c.) The Company has paid no dividends since it was organized in 1975, and although there is no legal restriction impairing the right of the Company to pay dividends, the Company does not intend to pay dividends in the foreseeable future. The Company selects to invest its available working capital to enhance the facilities at the Resort.

(d.) Mr. McFarlen, the Company's on-site broker, renewed his agreement which expired on March 31, 1993, to lease 200 square feet at the Resort, from which he conducts sales activities in the Company's stock. He has agreed to continue this lease on a month-to-month agreement and is current under his lease agreement. Termination or cancellation may be made by either Lessor or Lessee by giving the other party ninety (90) days written notice.

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT OF OPERATIONS

Pismo Coast Village, Inc., operates as a 400 space recreational vehicle resort. The Corporation includes additional business operations to provide its users with a full range of services expected of a recreational resort. These services include a store, video arcade, Laundromat, recreational vehicle repair, RV parts shop and an RV storage operation.

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

CURRENT OPERATING PLANS
The Board of Directors continues its previously established policy by adopting a stringent, conservative budget for Fiscal Year 2000, which projects a positive cash flow of approximately $432,206 from operations. While the Company projects a positive cash flow, this cannot be assured for Fiscal Year 2000. Capital expenditures planned for 2000 include the continued enhancement of RV sites and services, road improvements, the construction of an additional restroom, and the renovation of an existing restroom. These investments are projected to be approximately $332,000, some of which can be deferred, if necessary. These proposed capital improvements will be funded from cash from operations, from existing working capital, and, if necessary, from financing obtained by the Company. Thus, budgeted cash flow for the year is expected to be within the Company's capabilities based on its present working capital position.

FINANCIAL CONDITION
The business of the Company is seasonal and is concentrated on prime days of the year which are defined as follows: President's Day Weekend, Easter week, Memorial Day Weekend, summer vacation months, Labor Day, Thanksgiving Weekend, and Christmas vacation. There are no known trends which affect business or affect revenue.

The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from Laundromat, and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from general store operations and from RV parts and service operations.

A major impact on the financial condition of Fiscal Year 1996, was the Company's reconstruction of the storm water drainage outfall caused by storm damage suffered March 10, 1995. The $422,719 cost of this project required the review and modification to the Company's business and operational plans during the fiscal year ending 1996. This impact included the delay of proposed capital expenditures, such as deferring site enhancement on the north side of the Resort, which was completed in Fiscal Year 1997, and deferring the improvements to the Maintenance, Accounting, and Reservations facilities to Fiscal Year 1999.

The Company completed its plan to aggressively reduce debt by eliminating, by early payoff, all outstanding loan balances in September 1997. With the purchase of a new storage property in December 1998, the Company has obtained financing from a local institution. The Company continues its policy to adopt conservative budgets with managed capital outlays.

The Company has arranged a $150,000 line of credit that has not been drawn on to date. With exception of the RV storage property loan, the Company has no other liabilities to creditors other than current accounts payable arising from its normal day-to-day operations and advance Resort rental reservation deposits, none of which are in arrears.

LIQUIDITY
The Company's policy is to use its ability to generate operating cash flow to meet its expected future needs for internal growth. The Company has continued to maintain sufficient cash so as to not require the use of a short-term line of credit during the off-season period, and the Company expects to be able to do so (although no assurance of continued cash flow can be given).

Net cash provided by operating activities totaled $701,398 in 1999, compared to $529,521 in 1998. These fluctuations are primarily a result of increased revenues due to higher occupancy, early payoff of long-term debt, pricing concepts, and of deferring selected capital projects.
The capital projects that were deferred will not detrimentally affect current business and were moved to future years. Future capital expenditures are expected to be funded through normal operating cash flows and, if necessary, supplemented with outside financing.

During Fiscal Year 1999, cash investments of $525,726 included the purchase and development of a new RV storage facility, renovation of the Accounting/Reservations building, construction of a new maintenance building, a new trailer-towing vehicle, truck, paving, and computer equipment to meet Year 2000 compliance. During 1998, cash investments of $107,827 included purchase and installation of a new emergency generator, upgrade of all computers and software for Reservations and Accounting, paving, and preliminary design and permit applications for the RV storage and maintenance yard projects. Some projects budgeted for 1998 were deferred to future dates due to the impact of the El Nino weather pattern.

The Company has continued to maintain sufficient cash from operations to not require the addition of long-term debt during 1998 or 1999. With the possibility of requiring additional funds for planned capital improvements and winter season, the Company established a $150,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal Year 1999's current ratio (current assets to current liabilities) of 2.38 increased from Fiscal Year 1998's current ratio of 2.28. The increase in current ratio is the result of a stronger cash position due to reserves for capital expenditures, the reduction of accrued liabilities, and prepayment of income taxes at year end.

Working Capital increased to $676,766 at the end of Fiscal Year 1999 compared with $550,500 at year end Fiscal Year 1998. This increase is a result of eliminating all long-term debt, anticipating planned capital improvements, development of cash reserves, and deferment of capital projects that have not detrimentally affected current operations.

CAPITAL RESOURCES AND PLANNED EXPENDITURES
The Company plans capital expenditures of $332,000 in Fiscal Year 2000 to further enhance the resort facilities and services, improve roads, construct an additional restroom, and renovate an existing restroom. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its stockholders and the general public.


RESULTS OF OPERATIONS

YEAR TO YEAR COMPARISON

INCOME: Increased over the prior fiscal year ended September 30, 1998, by $304,464, or 11.3%.

INCOME BY SEGMENT
                                    1999         1998
OCCUPANCY
% of Stockholder Site Use           21.3%        20.5%
% of Paid Site Rental               48.0%        41.1%
% Total Site Occupancy              69.8%        61.7%
% of Storage Rental                 99.9%        99.9%
Average Paid Site                 $27.19       $27.86

RESORT OPERATIONS
Site Rental                   $1,907,226   $1,672,887
Storage Operations              $400,840     $386,698
Support Operations              $124,243     $111,984
Total                         $2,432,309   $2,171,569

RETAIL OPERATIONS
Store                           $328,948     $306,558
RV Repair/Parts store           $202,277     $189,917
Total                           $531,225     $496,475

INTEREST INCOME                  $24,878      $15,904
TOTAL INCOME                  $2,988,412   $2,683,948

Occupancy rates on the above table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, Laundromat, recreational activities, and other less significant sources.

1999 COMPARED WITH 1998
Resort operations income increased $260,740, or 12.0%, due to a 17.1% increase in paid site occupancy. RV storage revenue increased $14,141, or 3.6%, over the previous year due to a price increase. Paid site occupancy was positive throughout Fiscal Year 1999 due to mild weather and an ongoing upward trend of outdoor recreation and camping. This is especially evident when comparing the weather conditions to 1998 and the significant impact of the El Nino weather pattern on paid occupancy during the first three quarters of 1998.

Retail operations income increased $34,750, or 7.0%, due to a 6.5% increase in RV Repair/Parts Store revenue and an increase of 7.3% in General Store sales. These increases are a result of management's continuing program to increase RV Shop sales, and in the General Store from increased occupancy and efforts to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service.

Interest Income increased 56.4% as a result of carrying higher cash balances through most of the year. These increased cash balances are due to the Company anticipating capital expenditures to improve the Resort's facilities and services, and the increase in advanced deposits.

Operating Expenses increased $56,280, or 3.0%, as a result of payroll, property taxes, contracted services, and equipment expense. Despite operating at staffing levels below Fiscal Year 1998, the previous midyear mandatory increase in minimum wage affected Company payroll and contracted service expenses. Maintaining the conservative approach, most expense items were managed well below plan and in many categories below the previous year. The Board of Directors have directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Depreciation Expense decreased 4.7% due to the age or elimination of the assets deemed to no longer have a useful life.

Interest Expense increased from $200 in 1998 to $25,364 in 1999 due to the note payable as a result of the purchase of the RV storage property.

Loss on Disposal of Fixed Assets for 1999 of $43,658 represents the reclassification of certain assets determined no longer to have a useful life and that were disposed of.

Income before provision for taxes on income of $371,481 is reflective of the Company's current pricing policies and contin-uing efforts to maximize resort services and value. This income exceeded management's plan of operations for Fiscal Year 1999. Net income increased by $104,743, or 96.3%, primarily due to a significant increase in income and a reduction in depreciation. This is the tenth consecutive year of positive net income for the Company.

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

YEAR 2000 COMPLIANCE within the Company's computerized systems, and the readiness of associated vendors has required ongoing assessment. The Company has retained the services of a consultant to identify any and all hardware and software systems which may need to be upgraded or replaced. All of the Company's integral systems, such as reservations and accounting, have been upgraded within the past eighteen months. Following some system replacement in Fiscal Year 1999, all hardware is believed to be in compliance with meeting demands of the year 2000 issue. The Company believes that by upgrading software, the Company's computer systems will not experience material operational problems as a result of the Year 2000 issue. However, if such modifications were not made, or were not timely completed, the Year 2000 issue could have a material adverse impact on the operations of the Company. The most significant disruption would impact customer billings and collections and resort reservations.

Vendors and institutions such as banks, service providers, and the stock transfer company have provided statements regarding their level of readiness or compliance. Some Company functions could be disrupted if these businesses have not properly recognized their respective challenges to become Year 2000 compliant within the required time frame.

The Company anticipates completing the Year 2000 compliance obligations on time with an estimated cost of less than $25,000. The Company does not presently have a formal contingency plan, because it believes the necessary modifications have been completed in the required time frame. However, should it become evident that the Year 2000 modifications were not completed on a timely basis, the Company will explore alternatives to achieve compliance.

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

ITEM 7  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT


Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California 93449

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. as of September 30, 1999 and 1998, and the related statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation

GLENN, BURDETTE, PHILLIPS & BRYSON
1150 PALM STREET
SAN LUIS OBISPO, CA. 93401

October 20, 1999








PISMO COAST VILLAGE, INC.
BALANCE SHEETS
SEPTEMBER 30, 1999 AND 1998


                                      1999              1998
     ASSETS
Current Assets
Cash and cash equivalents          $1,007,428          $831,756
Accounts receivable                    15,232            10,495
Inventory                              66,678            66,723
Current deferred taxes                 30,000            22,000
Prepaid expenses                       48,976            48,186
     Total current assets           1,168,314           979,160

Pismo Coast Village Recreational Vehicle
     Resort and Related Assets -
Net of accumulated depreciation     5,903,215         5,337,587

Other Assets                            2,211            68,624

     Total Assets                  $7,073,740         $6,385,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued
     liabilities                      $98,426           $123,415
Accrued salaries and vacation          61,966             45,540
Rental deposits                       243,156            214,705
Income tax payable                     88,000             45,000
     Total current liabilities        491,548            428,660

Long-Term Liabilities
Long-term deferred taxes               91,000             74,000
Long-term debt                        395,000

     Total liabilities                977,548            502,660

Stockholders' Equity
Common stock - no par value,
issued and outstanding 1,800 shares 5,647,708          5,647,708
Retained earnings                     448,484            235,003
     Total stockholders' equity     6,096,192          5,882,711

     Total Liabilities and
       Stockholders' Equity        $7,073,740         $6,385,371

The accompanying notes are an integral part of these financial statements.


PISMO COAST VILLAGE, INC.
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                         1999             1998

Income
Resort operations                     $2,432,309       $2,171,569
Retail operations                        531,225          496,475
Interest income                           24,878           15,904
     Total income                      2,988,412        2,683,948

Costs and Expenses
Operating expenses                     1,933,331        1,877,051
Cost of goods sold                       303,138          289,690
Depreciation                             311,440          326,786
Interest expense                          25,364              200
Loss on disposal of fixed assets          43,658           12,483
     Total costs and expenses          2,616,931        2,506,210

Income Before Provision
     for Taxes on Income                 371,481          177,738

Provision for taxes on income            158,000           69,000

Net Income                               213,481          108,738

Retained Earnings
Beginning of Year                        235,003          126,265

End of Year                             $448,484         $235,003

Earnings Per Share From
     Continuing Operations               $118.60           $60.41

Earnings Per Share From Net Income       $118.60           $60.41


The accompanying notes are an integral part of these financial statements.


PISMO COAST VILLAGE, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                 							    1999        1998

Cash Flows From Operating Activities

Net income                                  $213,481    $108,738
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Depreciation                             311,440     326,786
    Deferred income tax                        9,000      (3,000)
    Loss on disposal of fixed assets          43,658      12,483
    (Increase) in accounts receivable         (4,737)     (2,028)
    Decrease in inventory                         45       2,874
    Increase in prepaid income taxes          24,551
    (Increase) decrease in prepaid expenses     (790)        714
    (Increase) decrease in other assets       66,413     (62,005)
    Increase (decrease) in accounts payable
      and accrued liabilities                (24,989)     36,936
    Increase in accrued salaries
      and vacation                            16,426       8,146
    Increase in rental deposits               28,451      30,326
    Increase in income taxes payable          43,000      45,000
      Total adjustments                      487,917     420,783

    Net cash provided by operating
       activities                            701,398     529,521

Cash Flows From Investing Activities
Proceeds from sale of assets                   4,750
Capital expenditures                        (530,476)   (107,827)
    Net cash used in investing activities   (525,726)   (107,827)
    Net increase in cash and cash
       equivalents                           175,672     421,694

Cash and Cash Equivalents -
   Beginning of Year                         831,756     410,062

Cash and Cash Equivalents - End of Year   $1,007,428    $831,756

Schedule of Payments of Interest and Taxes
Payments for interest                        $25,364        $200
Payments for income tax                      $60,440     $17,300


Schedule of Noncash Investing and Financing Activities

During the year ended September 30, 1999, the Company purchased real property with cash and a note payable of $395,000.

The accompanying notes are an integral part of these financial statements.



PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998


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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments including certificates of deposit with a maturity of three months or less when purchased to be cash equivalents.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998
PAGE 2

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $23,538 and $37,341 for the years ended September 30, 1999 and 1998, respectively.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and
Related Assets

At September 30, 1999 and 1998, property and equipment, which are recorded at cost, included the following:

                                            1999         1998
Land                                     $3,208,618   $2,680,850
Building and park improvements            5,764,775    5,578,110
Furniture, fixtures, equipment and
   leasehold improvements                   649,620    1,220,944
Transportation equipment                    228,338      200,400
Construction in progress                    144,387       32,559
                                          9,995,738    9,712,863
Less accumulated depreciation            (4,092,523)  (4,375,276)

                                         $5,903,215   $5,337,587


Note 3 - Line of Credit

The Company has a revolving line of credit for $150,000. The interest rate is variable at one percent over prime, with an initial rate of 10.50 percent expiring March 15, 2000. The purpose of the loan is to augment operating cash needs in off-season months. There were no outstanding amounts as of September 30, 1999 or 1998.


PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998
PAGE 3

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


Note 5 - Income Taxes

The provision for income taxes consists of the following components:

                                          1999            1998
          Current:
            Federal                     $117,000        $56,000
            State                         32,000         16,000
                                         149,000         72,000

          Deferred:
            Federal                        9,000         (3,000)
                                        $158,000        $69,000


The deferred tax assets (liabilities) are comprised of the following:

                             1999                    1998
                       Current   Long-Term   Current   Long-Term
Deferred tax assets:
   Federal             $27,000   $           $19,000    $
   State                 3,000                 3,000
Deferred tax liabilities:
   Federal                        (70,000)               (53,000)
   State                          (21,000)               (21,000)
                       $30,000   $(91,000)  $22,000     $(74,000)


PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998
PAGE 4


Note 5 - Income Taxes (Continued)

The above deferred tax assets (liabilities) consist of the following temporary differences:

                                            1999          1998
Depreciation                             $(91,000)     $(74,000)
  Total gross deferred tax liabilities    (91,000)      (74,000)

Vacation accrual                           13,000        12,000
Miscellaneous                              17,000        10,000
  Total gross deferred tax assets          30,000        22,000

                                         $(61,000)     $(52,000)

The effective income tax rate varies from the statutory federal income tax rate as follows:

                                              1999         1998
Statutory federal income tax rate             34.0%        34.0%
Increase (decreases):
 State income taxes, net of federal benefit    5.7          5.8
 Effect of graduated tax rates                             (4.0)
Miscellaneous                                  2.8          0.7

  Effective Income Tax Rate                   42.5%        36.5%


PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998
PAGE 5

Note 6 - Operating Expenses

Operating expenses for the years ended September 30, 1999 and 1998, consisted of the following:

                                             1999          1998
Direct labor                               $548,506     $531,599
Administrative salaries                     207,575      198,175
Contract labor                                               236
Insurance                                   147,338      146,357
Payroll tax expense                          66,347       66,666
Employee travel and training                 12,950       13,099
Property taxes                               51,166       48,280
Taxes and licenses                            5,809        4,722
Corporation expense                          47,293       52,719
Advertising and promotion                    23,538       37,341
Telephone                                    28,126       25,686
Security                                     76,436       81,832
Office supplies and expense                  58,052       35,971
Custodial supplies                            7,278        8,097
Recreational supplies                         3,969       12,448
Professional services                        36,657       28,383
Retail operating supplies                     6,509        3,593
Repairs and maintenance                      94,896       84,150
Contract services                           104,886      103,859
Equipment lease                               3,256        3,514
Utilities                                   251,833      230,883
Auto and truck expense                       28,864       44,277
Rent - storage lots                          62,899       63,048
Bad debts                                        80        1,279
Service charges                              38,703       34,843
Uniforms                                      6,287        8,314
Miscellaneous                                14,078        7,680

   Total Operating Expenses              $1,933,331   $1,877,051

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998
PAGE 6

Note 7 - Long-Term Debt
Long-term debt at September 30, 1999, is as follows:

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

                                                        $395,000

Maturities of long-term debt are as follows:

            Year Ended September 30,                    Amount
                     2001                               $3,955
                     2002                                6,355
                     2003                                6,891
                     2004                                7,491
                  Thereafter                           370,308

                                                      $395,000

Total interest cost incurred was $25,364 for the year ended
September 30, 1999.

Note 8 - Operating Leases
The Company leases two pieces of property to use as storage lots. One is leased under a cancelable month-to-month lease. The other was renewed effective January 1, 1997, for five years with an option to extend for an additional five years. Monthly lease payments are currently $2,272 and are increased annually based on the Consumer Price Index. Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

            Year Ended September 30,       Amount
                    2000                   $29,352
                    2001                    27,240
                    2002                    20,430
                   Total                   $77,022

Rent expense under these agreements was $66,155 and $65,184 for the year ended September 30, 1999 and 1998, respectively.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998
PAGE 7

Note 9 - Employee Retirement Plans
The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.
Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan for the year ended September 30, 1999 was $9,095.


INDEPENDENT AUDITORS' REPORT
ON ADDITIONAL INFORMATION


Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California 93449

Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 1999 and 1998, appears on page 3. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of operations (unaudited) for the three months ended September 30, 1999 and 1998, are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and, accordingly we express no opinion on it.



Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation

GLENN, BURDETTE, PHILLIPS & BRYSON
1150 PALM STREET
SAN LUIS OBISPO, CA. 93401

October 20, 1999


PISMO COAST VILLAGE, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                      1999               1998
Income
Resort operations                   $954,502           $925,898
Retail operations                    200,982            203,166
Interest income                        7,462              5,576
   Total income                    1,162,946          1,134,640

Costs and Expenses
Operating expenses                   577,722            513,684
Cost of goods sold                   116,897            116,860
Depreciation                          79,690             82,481
Interest expense                       8,583
Loss on disposal of fixed assets      42,249              4,284
   Total costs and expenses          825,141            717,309

Income Before Provision for
   Taxes on Income                   337,805            417,331

Provision for taxes on income        133,000            143,000

Net Income                          $204,805           $274,331

Earnings Per Share From
   Continuing Operations             $113.78            $152.41

Earnings Per Share From Net Income   $113.78            $152.41



ITEM 8  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.


PART III

ITEM 9     DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Except for new appointee, Glenn Hickman, who replaced Kurt Brittain in May 1999, the Company's Directors were chosen at the Shareholder's Annual Meeting on January 16, 1999. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

(b) The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no familial relationship between the Directors nor between the Directors and the Officers. There is no understanding or agreement under which the Directors hold office.

HOWARD ALLARD, Director
Howard Allard, age 74, resides at 5161 Diablo Drive, Sacramento, California 95842. He has a Master's degree in education administration from California State University, Sacramento. He was an elementary school principal in the Rio Linda Union School District for 29 years prior to retirement in 1985. He has been a partner since 1978 in Allard Enterprises which maintains rental properties, and he has also been a partner since 1982 in Allard Limousine. Mr. Allard has served on the Board for 19 years, including three years as President, two years as Secretary, and one year as Vice President - Administration.

EMILY BARTON, Director
Emily Barton is 67 years old. She resides at 4008 Glenbrook Avenue, Bakersfield, California 93306. She holds an inactive B-California Contractors License and a supplemental Swimming Pool License C-53. She was active in the building business for many years. She is still active in the remodeling and rehabilitation of her properties. She has been in the rental business for 32 years and is currently active in the rental business. Her specialty is buying foreclosures. She holds an inactive life and disability insurance license. She is past president of B'nai B'rith Women Bakersfield Chapter #69. Under her leadership, B'nai B'rith Women received many community service awards. She has served on the Board for seven years.

DONALD BIANCHI, Director
Donald Bianchi is 76 years old. He resides at 3605 Belle Terrace, Bakersfield, California 93309. He retired from the U.S. Air Force as a Lieutenant Colonel in 1983 and served as president of The Retired Officers Association in 1994. He was a traffic officer, pilot and accident follow-up officer for the California Highway Patrol for 31 years until his retirement in 1978. He served as vice president of the Kern Kiwanis and is an active member of the Masonic Lodge, serving as a director in the Kern Shrine Club. Mr. Bianchi is presently serving as a director for Sons in Retirement Inc. He is now a licensed state investigator in private practice and monitor for California traffic schools. He has served on the Board for 24 years.

ALBERT BROWN, Director
Albert Brown is 76 years old. He resides at 22718 Lone Eagle Road, Apple Valley, California 92308. He was employed at Hughes Aircraft for 20 years, from 1945 to 1965, TRW Systems for 3 1/2 years, from 1965 to 1968, and Rohr Industry, Inc., for 11 1/2 years, from 1968 until retirement in 1979. He worked his way up from being an assembler to a senior industrial engineer, reporting directly to the manager of industrial engineering. He has completed extensive continued education in the field of industrial engineering at U.S.C. He is an instructor with the A.A.R.P. 55-Alive Senior Driving Course. He has served on the Board of Directors for 14 years, including two years as Vice President - Administration.

HARRY BUCHAKLIAN, Director
Harry Buchaklian is 67 years old. He resides at 1361 E. Ticonderoga Drive, Fresno California 93720. He has a B.A. degree from C.S.U.F. in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career has included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College and technical supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He has served on the Board for 15 accumulative years, including most recently from September 1995 to present, and served one year as Executive Vice President.

FRANK DRAKE, Director and Executive Vice President
Frank Drake is 58 years old. He resides at 9511 Birch Creek Court, Bakersfield, California 93312. Mr. Drake has an A.A. degree from Bakersfield College, and holds an administration of justice lifetime vocational teaching credential from U.C.L.A.
Mr. Drake retired after 20 years with the Kern County Sheriffs Department where he was commander of detective, administration and jail facilities. Following his retirement from the Sheriff's Department in 1988, he was employed as a safety consultant with State Compensation Insurance Fund assisting clients in complying with OSHA and other safety standards. He retired from this position in December 1995. Mr. Drake has served on the Board for four years, including one year as Vice President - Policy, and is currently serving as Executive Vice President.

NORMAN GOULD, Director
Norman Gould is 80 years old. He resides at 10597 Road 30, Madera, California 93637. He has a B.A. in education and an M.A. in administration. His occupation prior to retirement in 1986 was as the superintendent of schools for Madera County. He was a member of the board of directors of Kingsview, Inc., from 1968 to 1980 and held the positions of vice chairman and chairman of the board. He is currently on the board of directors of Valley Teen Ranch, Inc. Mr. Gould is currently president-elect of the California Retired Teachers Association, a nonprofit corporation. He has served on the Board for 22 accumulative years, including most recently from March 1993 to present, serving nine years as President, one year as Treasurer and two years as Secretary.

GLENN HICKMAN, Director
Glenn Hickman is 66 years old. He resides at 3584 W. Wathen Avenue, Fresno, California 93711. He has a B. A. in Business and a secondary teaching credential from Fresno State University.
His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal Resources, a subsidiary of Shell Oil Company. Mr. Hickman was appointed by the Board on July 17, 1999, to fill a vacancy created by the resignation of Kurt Brittain.

EDWARD HINDS, JR., Director and Vice President - Secretary
Edward (Dee) Hinds, Jr., age 72, resides at 3416 West Magill Avenue, Fresno, California 93711. Prior to his retirement in 1988, he was employed for more than 38 years by Bank of America serving as a branch officer, vice president, manager and regional credit administrator. He has served on the Board for 19 years, and is currently serving a seventh year as Vice President - Secretary.

TERRIS HUGHES, Director
Terris (Terry) Hughes, is 50 years old and resides at 2426 Sunset, Wasco, California 93280. Mr. Hughes holds an A.A. degree from Bakersfield Junior College in police science. He was employed by Cal Resources LLC for 23 years, from 1973 to 1997, holding the position of senior training technician for the last 10 years of that time. Mr. Hughes is currently employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties are to serve as a behavior-base safety advisor and provide safety training to Aera Energy LLC employees. Mr. Hughes has served on the Board for four years.

LARRY KELLER, Director
Larry Keller, age 46, resides at 3807 Mesa Grande, Bakersfield California 93304. Mr. Keller founded and operated Nooner Food Service from 1979 until 1992, providing on-site food service of up to 13,000 meals per day at fire camps for the U. S. Forest Service throughout 11 western states. He also served as president, vice president and secretary/treasurer of the Western Forest Fire Catering Association. Since 1992 Mr. Keller has been self-employed at Presidio Business Center, a commercial real estate management company he owns and manages. Mr. Keller has served on the Board for four years.

RONALD NUNLIST, Director
Ronald Nunlist, age 61, resides at 1105 Minter Avenue, Shafter, California 93263. Mr. Nunlist was employed in the oil business for many years. From 1995 to June 1997 he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. Mr. Nunlist was then employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations from June 1997 until his retirement in June 1999. He has served on the Board for 14 years, including five years as President.

JERALD PETTIBONE, Director and President
Jerry Pettibone, age 73, resides at 4179 Court Drive, Santa Cruz, California 95062. He sold and retired from his company, Pettibone Signs, in Santa Cruz in October 1988. He started the company which operated statewide in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985-
986. He served on the board of directors of the California Electric Sign Association for 22 years and was elected a director emeritus. Also active in Rotary Club, he is a charter member and past president of the Capitola/Aptos Club. He served as district governor of Rotary District 5170 in 1983-1984. He has served on the Board for seven years, including three years as Chief Financial Officer, and is currently serving a third year as President.

RICHARD PROSCHOLD, Director
Richard Proschold, age 70, resides at 5717 Maywood Drive, Foresthill, California 95631. Mr. Proschold worked his entire career in and for the printing and communications industry. In 1969, he became President/CEO of Graphic Arts Credit Union in Sacramento, California, which served the families of the industry with their financial needs. At the time he took the helm, the credit union had 400 members. In 1989, he completed a merger of Graphic Arts Credit Union and its 5,000 active members into S.A.F.E. Federal Credit Union, also in Sacramento, to benefit the membership with more expanded services. Mr. Proschold remained with S.A.F.E. until 1992 when he retired, and has since enjoyed traveling. In 1996, he became involved as a volunteer with the Foresthill Community Cemetery, a not-for-profit corporation. In January 1997, Mr. Proschold was appointed by their board to serve as a director and is now currently serving a two-year term as their President. Mr. Proschold has served on the Board for three years.

THOMAS ROURKE, Director and Vice President - Policy
Thomas Rourke is 62 years old. He resides at 899 Stagi Lane, Los Altos, California 94024. Mr. Rourke graduated from the University of Massachusetts in 1965 with a B.B.A. degree. He was vice president of operations at Lynch Communications, Inc., in Reno, Nevada from 1980-1982, and president of Lynch Circuits, Inc., in Sunnyvale, California from 1982-1987. He is currently president and chairman of the board of Startech Electronics, Inc., a company that produces electronic products, in Mountain View, California, a position he has held since 1988. Mr. Rourke has served on the board for four years, and is currently serving as Vice President - Policy.

HENRY VALENTIA, Director
Henry Valentia is 74 years old.   He resides at 2007 Cardinal
Way, Fairfield, California 94533. He retired from the U.S. Air Force as a Lieutenant Colonel in 1969. He has a degree in industrial management and an A.A. in business administration. Mr. Valentia also retired from Chevron Corporation as a safety engineer in 1984. From June 1979 to June 1984 he served on the board of directors at Travis Air Force Base Credit Union on its finance committee. Mr. Valentia has also served five years as treasurer and one year as Vice President on the board of directors for Lawrence Welk Desert Oasis, Palm Springs, California. He is currently a director, but is not standing for reelection at this year's annual meeting. He has served on the Board for 13 years, including two years as Vice President - Administration.

JACK WILLIAMS, Director, Vice President - Finance, and Chief
Financial Officer
Jack Williams is 49 years old. He resides at 7801 Revelstoke Way, Bakersfield, California 93309. Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. Mr. Williams established his own C.P.A. practice in 1983. He was employed as a Financial Analyst by Texaco Oil Corporation in the Bakersfield area from 1997 until March 1999. He has served on the Board of Directors for five years, and is currently serving a third year as Chief Financial Officer and Vice President - Finance.

CHARLES ZAHKA, Director
Charles Zahka, age 73, resides at 6300 Alonzo Avenue, Encino, California 91316. He retired as vice president of the Broadway Department Stores in 1990 after 20 years. He presently serves as a private management consultant. Mr. Zahka is president of the Stroke Association of Southern California and vice chairman of the Better Business Bureau of the Southland. He has served on the Board for eleven years, including one year as Secretary and one year as President.

KURT BRITTAIN, Former Director
Kurt Brittain is 69 years old and resides at 15890 La Porte Court, Morgan Hill, California 95037. After his Marine Corps service, he was employed for more than 33 years by Orange County, California, before his retirement in 1986. His background includes public works, flood control and manager of the county's harbors, beaches and parks system. He was in charge of three harbors, seven beaches and more than 26 parks, three of which were camping parks. He has completed extension courses in business administration, management, recreation and real estate. He served on the Board for ten years until his resignation in May 1999. His service included one year as Vice President - Administration, one year as Vice President - Secretary, and five years as Executive Vice President.

Other Officers and Key Employees:

JAY JAMISON, Assistant Corporate Secretary and General Manager Jay Jamison, 46 years old, has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. He resides at 17105 Oak Road, Atascadero, California 93422. He has a B.S. degree in agricultural management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family's guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983 at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518 site, full-service resort located near Hollister, California. He also managed resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. He is active in the Resort and Commercial Recreation Association and is also a member of the American Quarter Horse Association. Mr. Jamison was appointed to and has served as a commissioner on the Pismo Beach Conference and Visitors Bureau since February 1998, and in August 1999 was elected as Chair. At the National Association of RV Parks and Campgrounds Annual Convention in November 1999, Mr. Jamison was appointed to the ARVC Board of Directors representing the eight western states.

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


REMUNERATION OF DIRECTORS

The directors received no cash remuneration for their service. However, the directors are entitled to mileage reimbursement for travel to and from meetings upon request. In addition, they are entitled to use of the Resort for attending meetings and are provided with food and refreshments in connection with Board Meetings. The aggregate value of the foregoing during the fiscal year ended September 30, 1999, was estimated at $21,788.

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


SECURITY OWNERSHIP OF MANAGEMENT

(b) The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 1999:

                                           Amount of     Percent
Board Member        Title of Class         Ownership    of Class

Howard Allard       Common Stock           1 Share        0.056%
5161 Diablo Ave
Sacramento CA 95842

Emily Barton        Common Stock           2 Shares       0.111%
4008 Glenbrook Ave
Bakersfield CA 93306

Donald Bianchi         Common Stock          2 Shares     0.111%
3605 Belle Terrace
Bakersfield CA 93309

Albert Brown           Common Stock          2 Shares     0.111%
22718 Lone Eagle Rd.
Apple Valley CA 92308

Harry Buchaklian       Common Stock          1 Share      0.056%
1361 E Ticonderoga Dr.
Fresno, CA 93720

Frank Drake            Common Stock          1 Share      0.056%
9511 Birch Creek Ct.
Bakersfield CA 93312

Norman Gould           Common Stock          1 Share      0.056%
10597 Road 30
Madera CA 93637

Glenn Hickman          Common Stock          1 Share      0.056%
3584 W Wathen Ave
Fresno CA 93711

Edward Hinds, Jr.      Common Stock          1 Share      0.056%
3416 W Magill Ave
Fresno CA 93711

Terris Hughes          Common Stock          1 Share      0.056%
2426 Sunset
Wasco CA 93280

Larry Keller           Common Stock          2 Shares     0.111%
3807 Mesa Grande
Bakersfield CA 93304

Ronald Nunlist         Common Stock          4 Shares     0.222%
1105 Minter Ave
Shafter CA 93263

Jerald Pettibone       Common Stock          1 Share      0.056%
4179 Court Dr.
Santa Cruz CA 95062

Richard Proschold       Common Stock          1 Share      0.056%
5717 Maywood Dr.
Foresthill CA 95631-9636

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

PART IV

ITEM 13     EXHIBITS AND REPORTS ON FORM 8-K

(a.)  Documents Filed as Part of the Report:

Independent Auditor's Report

Balance Sheets as of September 30, 1999 and 1998

Statements of Operations and Retained Earnings (Deficit) for the years ended September 30, 1999 and 1998

Statements of Cash Flows for the years ended September 30, 1999 and 1998

Notes to Financial Statements


quarter of the period covered by this report.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PISMO COAST VILLAGE, INC.

By:     /s/ Jerald Pettibone          Date: November 13, 1999
        Jerald Pettibone, President
        and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:     /s/ Linda Davidson            Date: November 13, 1999
        Linda Davidson, Controller
        and Principal Accounting Officer

By:     /s/ Jerald Pettibone          Date: November 13, 1999
        Jerald Pettibone, President
        and Chairman of the Board

By:     /s/ Frank Drake               Date: November 13, 1999
        Frank Drake, Executive Vice President
        and Director

By:     /s/ Edward Hinds, Jr.         Date: November 13, 1999
        Edward Hinds, Jr., Vice President - Secretary
        and Director

By:     /s/ Jack Williams             Date: November 13, 1999
        Jack Williams, Chief Financial Officer,
        Vice President - Finance and Director

By:     /s/ Thomas Rourke             Date: November 13, 1999
        Thomas Rourke, Vice President - Policy and Director

By:     /s/ Howard Allard             Date: November 13, 1999
        Howard Allard, Director

By:     /s/ Emily Barton              Date: November 13, 1999
        Emily Barton, Director

By:     /s/ Donald Bianchi          Date: November 13, 1999
        Donald J. Bianchi, Director

By:     /s/ Albert Brown            Date: November 13, 1999
        Albert Brown, Director

By:     /s/Harry Buchaklian         Date: November 13, 1999
        Harry Buchaklian, Director

By:     /s/ Norman Gould            Date: November 13, 1999
        Norman Gould, Director

By:     /s/ Glenn Hickman           Date: November 13, 1999
        Glenn Hickman, Director

By:     /s/ Terris Hughes           Date: November 13, 1999
        Terris Hughes, Director

By:     /s/ Larry Keller            Date: November 13, 1999
        Larry Keller, Director

By:     /s/ Ronald Nunlist          Date: November 13, 1999
        Ronald Nunlist, Director

By:     /s/ Richard Proschold       Date: November 13, 1999
        Richard Proschold, Director

By:     /s/ Henry Valentia          Date: November 13, 1999
        Henry Valentia, Director

By:     /s/ Charles Zahka           Date: November 13, 1999
        Charles Zahka, Director