Form 10QSB
period 1999-12-31
PISMO COAST VILLAGE INC
filed 2000-02-14
CIK 216877

               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     Yes                No  _____


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

RESULTS OF OPERATIONS
The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from laundry, and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from general store operations and from RV parts and service operations.

Income from Resort Operations for the three-month period ended December 31, 1999, increased $63,549, or 14.8%, from the same period in 1998. This increase is a result of favorable weather conditions and a 19.7% increase in paid site occupancy. RV storage income grew to a 10.3% increase above the same three-month period last year ending on December 31, 1998, primarily due to new business generated from the expansion of Company storage capabilities. Income from retail operations increased by $2,048, for the three-month period ended December 31, 1999, 2% above the same period in 1998. Interest income increased 6.5% for the three-month period ended December 31, 1999, over the same period in 1998 due to increased cash reserves in anticipation of major capital expenditures. The Company anticipates continued moderate growth in both income from resort operations and in retail operations.

On December 31, 1998, the Company closed escrow on a property to provide additional RV storage capacity. This property has been developed and began storage in October 1999.

Operating expenses for the three-month period ending December 31, 1999, increased $28,893, or 6.2%, above the same period ended December 31, 1998. This increase is primarily due to increased resort maintenance expenditures, utilities, and labor, as a result of substantially higher occupancy. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of Goods Sold expenses for the three-month period ended December 31, 1999, are 59.6% compared to 58.0% for the same period in 1998, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 1999, was at $8,844, up from zero for the same period in 1998. This increase is the result of the note generated upon the purchase and development of the new RV storage property. The Company has renewed its $150,000 line of credit, but currently has no outstanding balance.

Loss before provisions for taxes on income for the three-month period ended December 31, 1999, decreased by $28,388 below the same period in 1998. This decrease of loss is a result of increased Resort income and managed operating expenses. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

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

LIQUIDITY
The Company plans capital expenditures of $332,000 in Fiscal Year 2000 to continue its enhancement of Resort facilities and services, improve roads, construct an additional restroom, and renovate an existing restroom. Funding for these projects is expected to be from revenue generated from the normal course of business. The Company's current cash position, including Certificates of Deposits, as of December 31, 1999, is $841,012 which is 28% more than the same position in 1998. This level of cash is in anticipation for this year's large capital expenditures. The Company has taken steps to renew a $150,000 line of credit to insure funds will be available, if required.

Accounts payable and accrued liabilities decreased $39,742 from the same period last year. All undisputed payables have been paid in full accordingly to the Company's policy.

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

YEAR 2000 COMPLIANCE
Year 2000 compliance within the Company's computerized systems, and the readiness of associated vendors required ongoing assessment. The Company retained the services of a consultant to identify any and all hardware and software systems which may need to be upgraded or replaced. All of the Company's integral systems, such as reservations and accounting, were upgraded within the past two years.

Following the change of the calender year, the Company experienced no disruptions associated with Year 2000 computer equipment issues.



                           PART II - OTHER INFORMATION
                       ----------------------------------


ITEM 1 -     LEGAL PROCEEDINGS

             Not Applicable

ITEM 2 -     CHANGES IN SECURITIES

             Not Applicable

ITEM 3 -     DEFAULTS UPON SENIOR SECURITIES

             Not Applicable


ITEM 4 -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting for the shareholders of Pismo Coast Village, Inc., was held Saturday, January 15, 2000, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting the following Directors were elected to serve until the annual meeting in January 2001, or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

          Allard, Howard                                      935
          Barton, Emily                                       898
          Bianchi, Donald                                     970
          Brown, Albert                                      1196
          Buchaklian, Harry                                  1006
          Drake, Frank                                        886
          Gould, Norman                                       941
          Harris, R. Elaine                                   961
          Hickman, Glenn                                     1065
          Hinds, Jr., Edward                                  971
          Hughes, Terris                                      841
          Keller, Larry                                       873
          Nunlist, Ronald                                     957
          Pettibone, Jerald                                  1040
          Proschold, Richard                                  869
          Rourke, Thomas                                      778
          Williams, Jack                                      690
          Zahka, Charles                                      655

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matter is set forth below:

(a) A proposal to approve the selection of Glenn, Burdette, Phillips and Bryson to serve as independent certified public accountants for the Company for the Fiscal Year 1999-2000.

Affirmative Votes               Negative Votes
      866                              3

ITEM 5 -     OTHER INFORMATION

The annual meeting of the stockholders of Pismo Coast Village, Inc., was held Saturday, January 15, 2000, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Stockholders'
Meeting:

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

PISMO COAST VILLAGE, INC.


Date: February 14, 2000
      ---------------------------------

Signature: /s/ JERALD PETTIBONE
           ----------------------------
Jerald Pettibone, President

Date: February 14, 2000
      ---------------------------------

Signature: /s/ JACK WILLIAMS
           ----------------------------
Jack Williams, V.P. - Finance / Chief Financial Officer


Date: February 14, 2000
      ---------------------------------

Signature: /s/ LINDA DAVIDSON
           ----------------------------
Linda Davidson, Controller / Principal Accounting Officer

                            PISMO COAST VILLAGE, INC.
                                 BALANCE SHEETS
                DECEMBER 31, 1999 AND 1998 AND SEPTEMBER 30, 1999


                                                                   DECEMBER 31,           SEPTEMBER 30,            DECEMBER 31,
                                                                       1999                    1999                    1998
                                                                   (UNAUDITED)               (AUDITED)              (UNAUDITED)
                          ASSETS
CURRENT ASSETS
Cash and cash equivalents                                              $ 659,361              $ 826,763                $ 657,410
Investments                                                              181,651                180,665
Accounts receivable                                                       10,780                 15,232                   13,109
Inventory                                                                 69,926                 66,678                   69,061
Current deferred taxes                                                    42,000                 30,000                   33,000
Prepaid expenses                                                          37,423                 48,976                   33,885
                                                            ---------------------     ------------------     --------------------

   Total current assets                                                1,001,141              1,168,314                  806,465

PISMO COAST VILLAGE RECREATIONAL
   VEHICLE RESORT AND RELATED ASSETS -
   Net of accumulated depreciation                                     5,845,204              5,903,215                5,787,116

OTHER ASSETS                                                               8,747                  2,211                   10,624

                                                            ---------------------     ------------------     --------------------

   Total Assets                                                      $ 6,855,092            $ 7,073,740              $ 6,604,205
                                                            =====================     ==================     ====================

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                               $  45,003              $  98,426                $  84,745
Accrued salaries and vacation                                             37,148                 61,966                   38,000
Rental deposits                                                          213,823                243,156                  176,211
Income taxes payable                                                                             88,000
                                                            ---------------------     ------------------     --------------------
   Total current liabilities                                             295,974                491,548                  298,956

LONG-TERM LIABILITIES
Long-term deferred taxes                                                  90,000                 91,000                   73,000
Long-term debt                                                           395,000                395,000                  395,000
                                                            ---------------------     ------------------     --------------------

   Total liabilities                                                     780,974                977,548                  766,956
                                                            ---------------------     ------------------     --------------------

STOCKHOLDERS' EQUITY
Common stock - no par value, issued
   and outstanding 1,800 shares                                        5,647,708              5,647,708                5,647,708
Retained earnings                                                        426,410                448,484                  189,541
                                                            ---------------------     ------------------     --------------------
   Total stockholders' equity                                          6,074,118              6,096,192                5,837,249
                                                            ---------------------     ------------------     --------------------

   Total Liabilities and Stockholders'
     Equity                                                          $ 6,855,092            $ 7,073,740              $ 6,604,205
                                                            =====================     ==================     ====================


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                            PISMO COAST VILLAGE, INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                                 1999                                       1998
                                                                 ----                                       ----
INCOME

Resort operations                                               $ 494,289                                   $ 430,740
Retail operations                                                 103,492                                     101,444

Interest income                                                     6,420                                       6,028
                                                         -----------------                          ------------------
   Total income                                                   604,201                                     538,212
                                                         -----------------                          ------------------

COST AND EXPENSES

Operating expenses                                                493,467                                     464,574
Cost of goods sold                                                 61,695                                      58,800
Depreciation                                                       75,269                                      78,300
Interest expense                                                    8,844
                                                         -----------------                          ------------------
                                                                  639,275                                     601,674
                                                         -----------------                          ------------------

LOSS BEFORE PROVISION
   FOR TAXES ON INCOME                                            (35,074)                                    (63,462)


Income Tax Expense (Benefit)                                      (13,000)                                    (18,000)
                                                         -----------------                          ------------------

NET LOSS                                                          (22,074)                                    (45,462)


RETAINED EARNINGS
Beginning of period                                               448,484                                     235,003
                                                         -----------------                          ------------------

END OF PERIOD                                                   $ 426,410                                   $ 189,541

                                                         =================                          ==================

NET LOSS PER SHARE FROM CONTINUING OPERATIONS                   $  (12.26)                                  $  (25.26)

                                                         =================                          ==================

NET LOSS PER SHARE FROM NET INCOME                              $  (12.26)                                  $  (25.26)

                                                         =================                          ==================


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                            PISMO COAST VILLAGE, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                                1999                                          1998
                                               -------------------------------------------     ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $ (22,074)                                  $ (45,462)
Adjustments to reconcile net
   loss to net cash used by
   operating activities:
     Depreciation                                      $75,269                                      $ 78,300
     Deferred taxes                                    (13,000)                                      (12,000)
     Gain on sale of fixed assets                                                                     (1,193)
     Increase in investments                              (986)
     (Increase) decrease in accounts
     receivable                                          4,452                                        (2,614)
     Increase in inventory                              (3,248)                                       (2,338)
     Decrease in prepaid expenses                       11,553                                        14,301
     Increase in other assets                           (6,536)
     Decrease in accounts payable and
      accrued liabilities                              (53,423)                                      (38,670)
     Decrease in accrued  salaries and
     vacation                                          (24,818)                                       (7,540)
     Decrease in rental deposits                       (29,333)                                      (38,494)
     Decrease in income taxes payable                  (88,000)                                      (45,000)
                                               ----------------                              ----------------
        Total adjustments                                                     (128,070)                                    (55,248)
                                                                      -----------------                             ---------------
        Net cash used by
          operating activities                                                (150,144)                                   (100,710)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                   (17,258)                                      (75,436)
Proceeds from sale of fixed assets                                                                     1,800
                                               ----------------                              ----------------
        Net cash used in investing
          activities                                                           (17,258)                                    (73,636)
                                                                      -----------------                             ---------------

        Net decrease in cash and
          cash equivalents                                                    (167,402)                                   (174,346)

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                                                                   826,763                                      831,756

                                                                      -----------------                             ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $ 659,361                                    $ 657,410

                                                                      =================                             ===============

SCHEDULE OF PAYMENTS OF INTEREST AND TAXES

Payments for interest                                                        $  5,825                                $
Payments for income tax                                                      $ 93,473                                $   38,800


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                            PISMO COAST VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                DECEMBER 31, 1999 AND 1998 AND SEPTEMBER 30, 1999


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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF DECEMBER 31, 1999 AND 1998 AND SEPTEMBER 30, 1999
PAGE 2


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

The Company follows the policy of charging the costs of non-direct advertising to expense as of the first time the advertisement takes place. Advertising expense was $13,056 and $5,702 for the three months ended December 31, 1999 and 1998, respectively, and $23,538 for the year ended September 30, 1999. There was $10,474 and $4,120 capitalized in prepaid expense as of December 31, 1999 and 1998, and $13,006 as of September 30, 1999.

INVESTMENTS

Investments at December 31, 1999 and September 30, 1999, consisted of certificates of deposit with original maturities of less than one year.

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At December 31, 1999, September 30, 1999 and December 31, 1998, property and equipment included the following:


                                                          DECEMBER 31, 1999        SEPTEMBER 30, 1999       DECEMBER 31,
                                                                                                                1998
                                                          -----------------        ------------------     -----------------
     Land                                                     $ 3,208,617                  $ 3,208,618           $ 3,208,618
     Building and resort improvements                           5,638,426                    5,764,775             5,585,444
     Furniture, fixtures, equipment                               802,290                      649,620             1,218,080
     and leasehold improvements

     Transportation equipment                                     202,016                      228,338               200,400

     Construction in progress                                     161,647                      144,387                25,893
                                                       -------------------      -----------------------   -------------------
                                                               10,012,996                    9,995,738            10,238,435
     Less accumulated depreciation                             (4,167,792)                  (4,092,523)           (4,451,319)
                                                       -------------------      -----------------------   -------------------

                                                              $ 5,845,204                  $ 5,903,215           $ 5,787,116
                                                       ===================      =======================   ===================


NOTE 3 - LONG-TERM DEBT

Long-term debt at December 31, 1999 is as follows:
  8.25%   Construction loan payable allowing for a two year draw down period not to exceed $900,000. Payments are interest only for two years.  Then principal and interest of $3,198 for eight years with a balloon of $331,942 on February
     5, 2009.  Secured by deed of trust on the storage lot at 300 South Dolliver,                          $ 395,000
     land and improvements at 180 South Dolliver and a storage lot known as parcel                         =========
     061,171,006 and 061,671,007.



PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF DECEMBER 31, 1999 AND 1998 AND SEPTEMBER 30, 1999
PAGE 3

NOTE 3 - LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows:


           YEAR ENDED DECEMBER 31                                                           AMOUNT
           ----------------------                                                           ------
                    2001                                                                  $    5,496
                    2002                                                                       6,487
                    2003                                                                       7,043
                    2004                                                                       7,647
                 Thereafter                                                                ---------
                                                                                             368,327


Total interest cost incurred was $8,844 and $-0- for the three months ended December 31, 1999 and 1998, respectively, and $25,364 for the year ended September 30, 1999.

NOTE 4 - LINE OF CREDIT

The Company has a revolving line of credit for $150,000. The interest rate is variable at two percent over prime, with an initial rate of 10.50 percent expiring March 15, 2000. The purpose of the loan is to augment operating cash needs in off season months. There were no outstanding amounts as of December 31, 1999 and 1998 and September 30, 1999.

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

NOTE 6 - INCOME TAXES



The provision for income taxes is as follows:
                                                                                  DECEMBER 31,          DECEMBER 31,
                                                                                      1999                   1998
          Income tax expense (benefit)                                              $(13,000)           $(18,000)



PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF DECEMBER 31, 1999 AND 1998 AND SEPTEMBER 30, 1999
PAGE 4

NOTE 6 - INCOME TAXES (CONTINUED)
Effective September 30, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires, among other things, a change from the deferred to the asset-liability method of computing deferred income taxes. SFAS 109 also requires that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates and state taxes net of the federal tax benefit.

NOTE 7 - OPERATING LEASES
The Company leases two pieces of property to use as storage lots. One is leased under a cancelable month-to-month lease. The other was entered into effective January 1, 1997, for five years with an option to extend the lease for an additional five years. Monthly lease payments are currently $2,462 and are increased annually based on the Consumer Price Index. Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:


                YEAR ENDED DECEMBER 31,
                         2000                                                                  $28,648
                         2001                                                                   27,240
                         2002                                                                   10,215
                                                                                             ---------

                         Total                                                                 $66,103
                                                                                               =======


Rent expense under these agreements was $17,189, $16,081 for the three month period ended December 31, 1999 and 1998, respectively and $66,155 for the year ended September 30, 1999.

NOTE 8 - EMPLOYEE RETIREMENT PLANS
The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan was $2,851, and $-0- for the three months ended December 31, 1999 and 1998, respectively, and $9,095 for the year ended September 30, 1999.