Form 10QSB
period 2000-03-31
PISMO COAST VILLAGE INC
filed 2000-05-10
CIK 216877

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS
                   SUBJECT TO THE 1934 REPORTING REQUIREMENTS
                   FORM 10-QSB
                   U.S. SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549 (MARK ONE)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

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

Financial Information

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included herein contains statements that may be considered forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, California tourism and weather conditions, dependence on existing management, leverage and debt service, the regulation of the recreational vehicle industry, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.
RESULTS OF OPERATIONS
The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease from laundry, and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from general store operations and from RV parts and service operations. Income from Resort Operations for the three-month period ended March 31, 2000, decreased $36,304, or 8.4%, below the same period in 1999.
Resort Income for the six months ended March 31, 2000, increased $27,146, or 3.1%, from the same period ended March 31, 1999. This decrease in the three-month period is due to inclement weather during February 2000, and all of Spring Break occurred following the second quarter compared to five days within the second quarter the previous year. Spring Break, a traditionally high occupancy period, encompasses two weeks and fluctuates between the months of March and April on an annual basis.
Income from Retail Operations for the three-month period ended March 31, 2000, decreased $13,082, or 13.5%, below the same period in 1999. Income from Retail Operations for the six month period ending March 31, 2000, decreased by $11,034, or 5.5%, below the same period ended March 31, 1999. This decrease is a result of occupancy impacted by weather, Spring Break, and staff reductions in the Resort's RV Service operation. The Company anticipates moderate growth in both income from resort operations and retail operations through the remainder of Fiscal Year 2000.
Operating expenses for the three-month period ending March 31, 2000, increased $43,752, or 10.4%, above the same period ended March 31, 1999, and for the six month period ending March 31, 2000, operating expenses increased by $72,645, or 8.2%, above the same period in 1999. These increases in expenses reflect maintenance projects, interest, wage adjustments, and advertising. Due to the age of the Resort, the Company is undertaking maintenance activity which is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, restroom upgrades, irrigation, and building repair.
Cost of Goods Sold expenses for the three months ended March 31, 2000, are 56.2% compared to 52.9% for the same period in 1999. Year-to-date Cost of Goods Sold expenses were 58.1% compared to 55.5% year to date 1999. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.
Interest Expense for the three months ended March 31, 2000, was $8,270 compared to $8,656 for the same period in 1999. This reflects the December 1998 purchase of property which was developed and opened in October 1999 as RV storage. The Company has also renewed and increased its $150,000 line of credit to $500,000 in anticipation of large capital expenditures or emergencies.
Loss before provisions for taxes on income for the three-month period ended March 31, 2000, increased by $82,585, or 284%, and the loss for the six months ended March 31, 1999, increased by $54,198, or 58.6%. The increase in loss is a reflection of this period's decrease in income and increase in operating expenses. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business. Published occupancy rates for resort operations have remained consistent for the past five years. These rates are formally reviewed annually by the Board of Directors and were last changed in October 1994. Upon review of occupancy and competition, in July 1998, the Board of Directors decided not to increase site fees for the Fiscal Year beginning October 1, 1998. However, the Board did vote to increase RV storage, towing, and set-up fees effective October 1, 1998.
Management has introduced various marketing promotions with reduced rates to increase revenues during low occupancy periods. During the past three years the Company has seen some of its fixed and variable costs increase and decrease and has not seen any significant trend to warrant an increase in rates. However, due to the nature of business and economic cycles and trends, rates may be adjusted accordingly if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand.
This condition could limit the Company's ability to pass through inflationary increases in operating costs at higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive. LIQUIDITY
The Company's plan for capital expenditures of $332,000 in Fiscal 2000 is currently on schedule. Road, building, irrigation, and restroom repairs were completed during the second quarter and an upgrade of the resort telephone system and storage lot grading is expected to be completed during the third quarter. Funding for these projects is expected to be from revenue generated from the normal course of business. The Company's current cash position as of March 31, 1999, is $818,649, which is 6.9% less than the same position in 1999. This decrease in cash is a direct result of management's decision to move cash into a long term investment account. The present level of cash is being maintained in anticipation for this and next year's large capital expenditures. These projects include the construction of an additional restroom and the upgrade of the existing restrooms. Management has begun the process of planning long term renovations to the Resort property which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles. The Company has also renewed and increased its $150,000 line of credit to $500,000 to insure additional funds will be available, if required.
Accounts payable and accrued liabilities decreased $32,493 from the same period last year. This reflects the decreased financial activity during this period compared to last year relative to the Company's capital projects. All undisputed payables have been paid in full according to the Company's policy.
The Company has consistently demonstrated an ability to optimize revenues developed from the resort and retail operations during the summer season. Historically the Company, because of its seasonal market, has produced 60% to 65% of its revenue during the third and fourth quarters of the fiscal year, with more than 40% being produced during the fourth quarter. The third and fourth quarters' occupancy are expected to be consistent with that of past years.



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

ITEM 4 -      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS
                     Not Applicable

ITEM 5 -      OTHER INFORMATION

ITEM 6 -      EXHIBITS AND REPORTS
     (a)             Exhibit Index:

Sequential
Exhibit Number         Item Description        Page Number
  27                   Financial Data Schedule      **
  99                   Accountant's Review Report





SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PISMO COAST VILLAGE, INC
Date:     ____________________

Signature:  __________________________
Jerald Pettibone, President

Date:    _____________________

Signature:  __________________________
Jack Williams, V.P.-Finance / Chief Financial Officer

Date:    _____________________

Signature: _____________________________
Linda Davidson, Controller/Principal Accounting Officer











ACCOUNTANTS' REVIEW REPORT



Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have made a review of the balance sheets of Pismo Coast Village, Inc. as of March 31, 2000 and 1999, and the related statements of operations and retained earnings for the three and six month periods ended March 31, 2000 and 1999, and the statements of cash flows for the six month periods ended March 31, 2000 and 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.
A review of interim financial information consists principally of obtaining an understanding of The system for the preparation of interim financial information, applying analytical review Procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.
We previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 1999, (presented herein) and the related statements of operations and retained earnings and cash flows for the year then ended (not presented herein); and in our report dated October 20, 1999, we expressed an unqualified opinion on those financial statements.



Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation

April 17, 2000







                             PISMO COAST VILLAGE, INC.
                             BALANCE SHEETS
                             MARCH 31, 2000 AND 1999 AND SEPTEMBER 30, 1999

                          March 31, 2000      Sept 30, 1999     March 31, 1999
                         (Unaudited)          (Audited)         (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents $818,649             $826,763         $879,667
Investments                184,978              180,665
Accounts receivable          6,859               15,232            7,580
Inventory                   70,697               66,678           73,406
Current deferred taxes      42,000               30,000           57,000
Prepaid income taxes        77,500                                30,580
Prepaid expenses            30,604               48,976           35,676
Total current assets     1,231,287            1,168,314        1,083,909

Fixed Assets-
Net of accum deprec      5,849,130            5,903,215        5,791,553

Other Assets                 1,982                2,211            1,616
     Total Assets       $7,082,399           $7,073,740       $6,877,078

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable
 and accrued liabilities   $51,670             $98,426           $84,163
Accrued salaries
 & vacation                 38,069              61,966            35,878
Rental deposits            494,200             243,156           462,860
Income taxes payable                            88,000
Current portion of
 long-term debt              1,666
Total current liabilities  585,605             491,548           582,901

Long-Term Liabilities
Long-term deferred taxes   104,000              91,000            72,000
Long-term debt,
 net of current portion    383,334             395,000           395,000
Total liabilities        1,072,939             977,548         1,049,901

Stockholders' Equity
Common stock-no par value,
 issued and outstanding
 1,800 shares            5,647,708           5,647,708         5,647,708
Retained earnings          361,752             448,484           179,469
Total stockholders'
 equity                  6,009,460           6,096,192         5,827,177
Total Liabilities and
 Stockholders' Equity   $7,082,399          $7,073,740        $6,877,078

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                        PISMO COAST VILLAGE, INC.
                        STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                        (UNAUDITED)
                        THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                        For the Three Months           For the Six Months
                        Ended March 31,                Ended March 31,
                        2000            1999           2000          1999
Income
Resort operations       $395,203        $431,606       $889,492     $862,346
Retail operations         83,999          97,081        187,491      198,525
Interest income            8,358           4,876         14,778       10,904
     Total income        487,560         533,563      1,091,761    1,071,775

Cost and Expenses
Operating expenses       465,878         422,126        959,345      886,700
Cost of goods sold        47,205          51,398        108,900      110,198
Depreciation              78,000          76,725        153,269      155,025
Interest                   8,270           8,656         17,114        8,656
Gain / (loss) on sale
 of fixed assets            (135)          3,730           (135)

Loss Before Provision
 for Taxes              (111,658)        (29,072)      (146,732)    (92,534)

Income Tax Expense
 (Benefit)               (47,000)        (19,000)       (60,000)    (37,000)

Net Loss                $(64,658)       $(10,072)       (86,732)    (55,534)

Retained Earnings
Beginning of period                                     448,484      235,003
End of period                                          $361,752     $179,469

Net Loss Per Share       $(35.92)        $(5.60)        $(48.18)    $(30.85)

See accountants' review report.
The accompanying notes are an integral part of these financial statements.


                              PISMO COAST VILLAGE, INC.
                              STATEMENTS OF CASH FLOWS (UNAUDITED)
                              SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                                 2000                    1999
Cash Flows From Operating Activities
   Net loss                                  $(86,732)             $(55,534)
   Adjustments to reconcile net
   loss to net cash provided by
    operating activities:
         Depreciation             $153,269              $155,025
         (Gain)/loss on sale
          of fixed assets             (135)                3,730
         Increase in investments    (4,313)
         Decrease in accts rec       8,373                 2,915
         Increase in inventory      (4,019)               (6,683)
         Increase in deferred taxes(12,000)              (37,000)
         Increase in prepd inc tax (77,500)              (30,580)
         Decrease in prepd expenses 18,372                12,510
         Decrease in other assets      229                67,008
         Decrease in accts payable
         and accrued expenses      (46,756)              (39,252)
         Decrease in accrued
         salaries and accrued
         vacation                  (23,897)               (9,662)
         Increase in rental
         deposits                  251,044               248,155
         Decrease in income
         tax payable               (88,000)              (45,000)
         Increase in long-term
         deferred taxes             13,000
            Total adjustments              187,667               321,166
            Net cash provided by
            operating activities           100,935               265,632

Cash Flows From Investing Activities
   Capital expenditures            (99,184)             (220,971)
   Proceeds on sale of fixed asset     135                 3,250
            Net cash used in
            investing activities           (99,049)             (217,721)

Cash Flows From Financing Activities
   Principal repayments
   on long-term debt              (10,000)
            Net cash used in
           financing activities            (10,000)

            Net increase (decrease)
            in cash and cash
            equivalents                     (8,114)               47,911

Cash and Cash Equivalents at
 Beginning of Period                       826,763               831,756
Cash and Cash Equivalents at
 End of Period                            $818,649              $879,667

Schedule of Payments of Interest and Taxes
Payments for interest                      $14,772                $5,888
Payments for income tax                    $77,500               $30,580

See accountants' review report.
The accompanying notes are an integral part of these financial statements.



PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2000 AND 1999 AND SEPTEMBER 30, 1999
Note 1 - Summary of Significant Accounting Policies
Nature of Business
Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable. Inventory
Inventory has been valued at the lower of cost or market on a first-in, first-out basis.
Depreciation and Amortization
Depreciation of property and equipment is computed using an accelerated method based on the cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:
      Building and resort improvements    5 to 40 years
      Furniture, fixtures, equipment and
      leasehold improvements              5 to 31.5 years
      Transportation equipment            5 to 10 years

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2000 AND 1999 AND SEPTEMBER 30, 1999
PAGE 2
Note 1 - Summary of Significant Accounting Policies (Continued)
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
Reclassification of Previously Issued Financial Statements Reclassification of certain accounts reported in previously issued financial statements have been made to enhance comparability with current financial statements.
Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets At March 31, 2000, September 30, 1999 and March 31, 1999, property and equipment included the following:




March 31,     September 30,     March 31,
                                  2000              1999          1999
          Land               $3,208,618    $3,208,618        $3,233,417
          Building and resort
          improvements        5,696,575     5,764,775         5,586,273
          Furniture, fixtures,
          equipment and
          leasehold improvement 805,434       649,620           748,140
          Transportation
          equipment             202,016       228,338           164,092
          Construction
          in progress           171,458       144,387            77,428
                             10,084,101     9,995,738         9,809,350
          Less: accumulated
          depreciation       (4,234,971)   (4,092,523)       (4,017,797)

                             $5,849,130    $5,903,215        $5,791,553






PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2000 AND 1999 AND SEPTEMBER 30, 1999
PAGE 3

Note 3 - Long-Term Debt
Long-term debt at March 31, 2000, is as follows:
     8.25%    Construction loan payable allowing for a two year
draw down period not to exceed $900,000 with an interest rate of 8.25%. Payments are interest only for two years until December 2000, then principal and interest payments of $3,198 with a balloon payment of $312,505 due on February 5, 2009. Secured by deed of trust on the storage lot at 300 South Dolliver,
land and improvements at 180 South Dolliver and a storage
lot known as parcel 061,171,006 and 061,671,007.
              Year Ended March 31,
                 2001                    $1,666
                 2002                     7,016
                 2003                     7,617
                 2004                     8,270
                 2005                     8,979
                 Thereafter             351,452
                                       $385,000

Total interest cost incurred was $17,114 for the six months ended
March 31, 2000.
Note 4 - Operating Leases
The Company leases two pieces of property to use as storage lots. One is leased under a cancelable month-to-month lease. The other was renewed January 1, 1997 for five years with an option to extend for an additional five years. Monthly lease payments are currently $2,272 and are increased annually based on the Consumer Price Index. Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:
           Year Ended March 31,
           2001                             $28,294
           2002                              27,264
           2003                               6,816
                                            $62,374

Rent expense under these agreements was $33,308 and $32,484 for the six months ended March 31, 2000 and 1999, respectively.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2000 AND 1999 AND SEPTEMBER 30, 1999
PAGE 4
Note 5 - Line of Credit
The Company renewed its revolving line of credit and increased it to $500,000. The interest rate is variable at one percent over prime, with an initial rate of 8.75 percent expiring March 24, 2001.
The purpose of the loan is to augment operating cash needs in off-season months. There were no outstanding amounts as of March 31, 2000 and 1999 and September 30, 1999.

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
                                 March 31, 2000    March 31, 1999
Income tax expense (benefit)     $(60,000)         $(37,000)

Effective September 30, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires, among other things, a change from the deferred to the asset-liability method of computing deferred income taxes. SFAS 109 also requires that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.
The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates and state taxes net of the federal tax benefit.
Note 8 - Employee Retirement Plans
The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all full-time employees.
Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan was $5,865 and $2,810 for the six months ended March 31, 2000 and 1999, respectively and $9,095 for the year ended September 30, 1999.