Form 10QSB
period 2000-06-30
PISMO COAST VILLAGE INC
filed 2000-08-08
CIK 216877

QUARTERLY REPORT FOR SMALL BUSINESS
   ISSUERS
SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________to___________

      Commission file number #0-8463

PISMO COAST VILLAGE, INC.
(Exact name of small business issuer as specified in its charter)

 California                           95-2990441
(State or other jurisdiction of           (IRS Employer I.D.
     incorporation or organization)            number)

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

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantlyaffect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, California tourism and weather conditions, dependence on existing management, leverage and debt service, the regulation of the recreational vehicle industry, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

RESULTS OF OPERATIONS
The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from laundry and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from General Store operations and from RV parts and service operations. Resort Operations Income for the three-month period ended June 30, 2000, increased $49,323, or 8.0%, from the same period in 1999. Retail Operations Income increased $31,967, or 24.2%, for the same quarter. The increase in Resort
Operations is a result of higher occupancy due to favorable weather conditions compared to the previous year. For the nine-month period ending June 30, 2000, Resort Operations increased $76,469, or 5.2%, from the same period in 1999.
Retail Operations increased $20,933, or 6.3%, from the same nine-month period in 1999. The increase in Resort Operations
Income for the nine-month period is a result of an 8% increase in paid site occupancy during this period. Also reflected is the increase in RV storage revenue as a result of developing additional RV storage property which opened October of 1999. Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Operating Expenses for the quarter ended June 30, 2000, increased $11,293, or 2.4%, from the same period in 1999.
This increase in expense is a result of higher utilities from increased occupancy and necessary operational expenses to prepare for the Spring and Summer seasons. Operating Expenses for the nine-month period ended June 30, 2000, increased $83,938, or 6.2%, from the same period in 1999. This is primarily reflecting aggressive maintenance expenses necessary to operate a quality resort that is 28 years old. In addition, this increase reflects the interest on the note acquired as a result of developing the new RV storage property.

Cost of Goods Sold for 2000 are within projected levels at 59.3% for the quarter and 58.6% year-to-date. Cost of Goods
Sold for 1999 were 57.7% and 56.4% respectively.

Interest Expense for the three-month period ended June 30, 2000, is $6,216 compared to $8,125 for the same period in 1999. Interest Expense for the nine months ending June 30, 2000, is $23,330 compared to $16,781 for the same period in 1999. This interest expense reflects the purchase of an RV storage property which became a Company asset on December 31, 1998. Subsequent to the period ending June 30, 2000, the Board elected to pay off the note pertaining to the storage property. This note was paid in full on July 17, 2000. The Company has increased its available line of credit to $500,000. Further details regarding financing are found in the Liquidity section below.

Net Income for the quarter ending June 30, 2000, increased by $26,265, or 41.0%, as compared with the same period ending June 30, 1999. Net income for the nine months ending June 30, 2000, decreased by $4,933 to a figure of $3,743, compared with the same period ending June 30, 1999. The last quarter of 2000 is expected to provide adequate resources for continuing business and provide for planned capital expenditures. Of the last nine years, with each year-end being profitable, the Company has shown losses from $42,475 to $229,759 as of the end of the first nine months. Losses during this period are consistent with the seasonal occupancy of a tourist-oriented business.

Published occupancy rates for resort operations have remained consistent for the past three years. These rates are formally reviewed annually by the Board of Directors and were last changed in October 1994. Upon review of occupancy and competition, in May of 2000, the Board of Directors elected to increase site fees beginning January 1, 2001.  As
previously reported, the Board voted to increase RV storage,
towing, and set-up fees effective October 1, 1998.   Management
has introduced various marketing promotions with reduced rates to increase revenues during low occupancy periods. During the past four years, the Company has seen some of its fixed and variable costs increase and decrease, and up to this year had not seen any significant trend to warrant an increase in rates. However, due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could beadversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs as higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive.

LIQUIDITY
The Company's plan for capital expenditures of $332,000 in Fiscal Year 2000 is currently on schedule. The installation of a new phone system, road repairs, water system improvements, and the purchase of new garbage dumpsters have been completed. The construction of a new restroom may be delayed into Fiscal Year 2001 due to factors pertaining to the permit process. Funding for these projects is expected to be from revenue generated from the normal course of business. The Company's current cash position as of June 30, 2000, is $1,228,585 which is 18.2% more than the same position in 1999. This cash position is a result of an increase in rental deposits, and anticipation of large capital and maintenance expenditures.

Capital projects are designed to enhance the marketability of the camping sites and enhance support facilities. Recognizing the age of the Resort and increased demands resulting from modern recreational vehicles, the Board has commissioned an engineer to provide plans to update and improve accommodations of the Resort. Future renovation would include new utilities, larger sites, improved site access, and additional amenities.

Accounts Payable and accrued liabilities decreased $83,918 to an amount of $20,864 for June 30, 2000, compared to the same period ending 1999. All undisputed payables have been paid in full according to the Company's policy.

The Company has consistently demonstrated an ability to
optimize revenues developed from Resort and Retail Operations during the summer season. During other less-revenue producing periods, RV storage space and site rentals are paid for in advance and used for Resort improvements and cash reserves. The Company has a revolving line of credit for $500,000 to augment operating or capital expenditure cash needs during off season periods. The Company considers its financial position sufficient
to meet its anticipated future financial requirements.   The
foregoing information is forward-looking, based upon certain assumptions of future Performance which may not come to fruition.


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

Date: _________________________________

Signature:______________________________
                      Linda Davidson, Controller /
                     (Principal Accounting Officer)



ACCOUNTANTS' REVIEW REPORT


Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have made a review of the balance sheets of Pismo Coast Village, Inc. as of June 30, 2000 and 1999, and the related statements of operations and retained earnings for the three month and nine month periods ended June 30, 2000 and 1999, and the statements of cash flows for the nine month periods ended June 30, 2000 and 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Pismo Coast
Village, Inc.

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

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
San Luis Obispo, California

July 18, 2000


                PISMO COAST VILLAGE, INC.
                BALANCE SHEETS
                JUNE 30, 2000 AND 1999 AND SEPTEMBER 1999

                                   June 30,              September 30,              June 30,
                                   2000                  1999                       1999
                                  (Unaudited)           (Audited)                  (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents         $1,228,585             $1,007,428                 $1,039,313
Accounts receivable                    7,899                 15,232                     11,184
Inventory                             70,620                 66,678                     76,729
Current deferred tax assets                                30,000                     32,000
Prepaid income taxes                 116,250                                             9,050
Prepaid expenses                      41,175                 48,976                     49,007
     Total current assets          1,464,529              1,168,314                  1,217,283

Pismo Coast Village Recreational
Vehicle Resort and Related Assets -
Net of accumulated depreciation
                                   5,789,833              5,903,215                  5,823,356

Other Assets                          12,648                  2,211                     42,848

Total Assets                      $7,267,010             $7,073,740                 $7,083,487


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accts payable & acc'd liabilities    $20,864                $98,426                   $104,782
Accrued salaries and vacation         37,968                 61,966                     33,755
Rental deposits                      611,263                243,156                    586,563
Income taxes payable                                         88,000
Current deferred tax liability        24,300
Current portion of long-term debt      7,945
     Total current liabilities       702,340                491,548                    725,100

Long-Term Liabilities
Long-term deferred taxes             122,700                 91,000                     72,000
Long-term debt, net of
 current portion                     342,035                395,000                    395,000
     Total liabilities             1,167,075                977,548                  1,192,100

Stockholders' Equity
Common stock - no par value,
 issued and outstanding
        1,800 shares               5,647,708              5,647,708                   5,647,708
Retained earnings                    452,227                448,484                     243,679
     Total stockholders'  equity   6,099,935              6,096,192                   5,891,387

Total Liabilities &
 Stockholders' Equity             $7,267,010             $7,073,740                  $7,083,487

See accountants' review report.
The accompanying notes are an integral part of these financial statements.


                 PISMO COAST VILLAGE, INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 (UNAUDITED)
                 THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999

                                 Three Months                         Nine Months
                                 Ended June 30,                       Ended June 30,
                              2000              1999            2000           1999
Income
Resort operations             $664,784          $615,461        $1,554,276     $1,477,807
Retail operations              163,685           131,718           351,176        330,243
Interest income                  8,518             6,512            23,296         17,416
     Total income              836,987           753,691         1,928,748      1,825,466

Cost and Expenses
Operating expenses             480,202           468,909         1,439,547      1,355,609
Cost of goods sold              97,094            76,043           205,994        186,241
Depreciation                    78,000            76,725           231,269        231,750
Interest                         6,216             8,125            23,330         16,781
(Gain)/loss on sale of fixed assets               (2,321)             (135)         1,409
                               661,512           627,481         1,900,005      1,791,790

Income Before Provision
     for Taxes                 175,475      126,210                 28,743         33,676

Income Tax Expense              85,000       62,000                 25,000         25,000

Net Income                     $90,475      $64,210                  3,743          8,676

Retained Earnings - Beginning of Period                            448,484        235,003
Retained Earnings - End of Period                                 $452,227       $243,679

Net Income Per Share            $50.26       $35.67                  $2.08          $4.82


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                       PISMO COAST VILLAGE, INC.
                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                       NINE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                  2000                                1999
Cash Flows From Operating Activities
Net income                                                 $3,743                 $8,676
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                           $231,269                 $231,750
    (Gain)/loss on sale of fixed assets         (135)                   1,409
     Decrease in acccounts receivable          7,333                     (689)
     Increase in inventory                    (3,942)                 (10,006)
     Decrease(increase) in deferred tax asset 30,000                  (12,000)
     Increase in prepaid income taxes       (116,250)                  (9,050)
     Decrease (increase) in prepaid expenses   7,801                     (821)
     Increase in other assets                (10,437)                  25,776
     Decrease in accounts payable
     and accrued expenses                    (77,562)                 (18,633)
     Decrease in accrued salaries & vacation (23,998)                 (11,785)
     Increase in rental deposits             368,107                  371,858
     Decrease in income taxes payable        (88,000)                 (45,000)
     Increase in current deferred tax liab    24,300
     Increase in long-term deferred taxes     31,700
          Total adjustments                                380,186                 522,809
          Net cash provided by operating activities        383,929                 531,485

Cash Flows From Investing Activities
Capital expenditures                       (117,887)                   (328,678)
Proceeds on sale of fixed assets                135                       4,750
          Net cash used in investing activities           (117,752)               (323,928)

Cash Flows From Financing Activities
Principal repayments on  long-term debt      (45,020)
          Net cash used in financing activities            (45,020)

          Net increase in cash and
          cash equivalents                                 221,157                 207,557

Cash and Cash Equivalents - Beginning of Period          1,007,428                 831,756
Cash and Cash Equivalents - End of Period               $1,228,585              $1,039,313

Schedule of Payments of Interest and Taxes
Payments for interest                                      $23,330                 $16,781
Payments for income tax                                   $116,250                 $46,050

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2000 AND 1999 AND SEPTEMBER 30, 1999


Note 1 - Summary of Significant Accounting Policies

A.     Nature of Business

Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

B.     Inventory

Inventory has been valued at the lower of cost or market on a first-in, first-out basis.

C.     Depreciation and Amortization

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

D.    Earnings Per Share

The earnings per share is based on the 1,800 shares issued and outstanding.

E.     Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with a maturity of six months or less when purchased, to be cash equivalents.

F.     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2000 AND 1999 AND SEPTEMBER 30, 1999
PAGE 2


Note 1 - Summary of Significant Accounting Policies
(Continued)

G.     Revenue and Cost Recognition

The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and
Related Assets

At June 30, 2000, September 30, 1999 and June 30, 1999, property and equipment included the following:

                                  June 30, 2000     September 30, 1999    June 30, 1999
Land                              $3,384,420        $3,208,618            $3,649,668
Building and resort
 improvements                      5,823,728         5,764,775             5,701,883
Furniture, fixtures,
 equipment and
 leasehold improvements              649,030           649,620               345,504
Transportation equipment             231,341           228,338               175,468
Construction in progress              14,284           144,387                33,068
                                  10,102,803         9,995,738             9,905,591
Less: accumulated
 depreciation                    (4,312,970)        (4,092,523)           (4,082,235)
                                 $5,789,833         $5,903,215            $5,823,356

Note 3 - Long-Term Debt

Long-term debt at June 30, 2000, is as follows:

8.25%     Construction loan payable allowing for a two year
draw down period not to exceed $900,000.  Payments were interest only until May 2000, then principal and interest payments of
$3,198 with a balloon payment of $279,343 due on February 5,
2009. Secured by deed of trust on the storage lot at 300 South
Dolliver, land and improvements at 180 South Dolliver and a
storage lot known as parcel 061,171,006 and 061,671,007.
	                                                       $349,980


PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2000 AND 1999 AND SEPTEMBER 30, 1999
PAGE 3

Note 3 - Long-Term Debt (Continued)
Maturities of long-term debt are as follows:

     Year Ended June 30,
           2001             $7,945
           2002              8,626
           2003              9,365
           2004             10,167
           2005             11,039
     Thereafter            302,838
                          $349,980

Total interest cost incurred was $23,330 for the nine months ended June 30, 2000.

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

       Year Ended June 30,
          2001          $27,264
          2002           27,264
                        $54,528

Rent expense under these agreements was $48,273 and $50,014 for the nine months ended June 30, 2000 and 1999.

Note 5 - Line of Credit
The Company has a revolving line of credit for $500,000. The interest rate is variable at one percent over prime, with an initial rate of 8.75 percent expiring March 24, 2001. The purpose of the loan is to augment operating cash needs in off-season months. There were no outstanding amounts as of June 30, 2000 and 1999 and September 30, 1999.

Note 6 - Common Stock
Each share of stock is intended to provide the shareholder with a maximum free use of the resort for 45 days per year.
If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2000 AND 1999 AND SEPTEMBER 30, 1999
PAGE 4


Note 6 - Common Stock (Continued)
A shareholder is entitled to a pro rata share of any dividends as well as a pro rata share of the assets of the Company in the event of its liquidation or sale. The shares are personal property and do not constitute an interest in real property. The ownership of a share does not entitle the owner to any interest in any particular site or camping period.

Note 7 - Income Taxes
The provision for income taxes is as follows:

                                    June 30, 2000        June 30, 1999

Income tax expense                  $25,000              $25,000

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

Note 8 - Employee Retirement Plans
The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension was $8,760 and $5,619 for the nine months ended June 30, 2000 and 1999, respectively and $9,095 for the year ended September 30, 1999.

Note 9 - Subsequent Event
On July 17, 2000, the Company paid in full the remaining principal balance of its construction loan payable.