Form 10KSB
period 2000-09-30
PISMO COAST VILLAGE INC
filed 2000-11-28
CIK 216877

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
[Fee Required]

For the Fiscal Year ended September 30, 2000

Commission file number 0-8463

PISMO COAST VILLAGE, INC.
(Name of small business issuer in its charter)

California                        95-2990441
(State or other         (IRS Employer ID Number)
jurisdiction of incorporation or organization)

165 South Dolliver Street, Pismo Beach, CA 93449
(Address of Principal                 (Zip Code)
Executive Offices)

Issuer's telephone number     (805)773-5649

Securities registered pursuant to Section
12(b) of the Act:

Title of Each Class       Name of Each Exchange
on Which Registered
      N/A                          N/A


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

State issuer's revenues for its most recent fiscal year. $3,111,148.

State the aggregate market value of the voting
stock held by non-affiliates computed by
reference to the price at which the stock was
sold, or the average bid and asked prices of
such stock, as of a specified date within the
past 60 days (See definition of affiliate in
Rule 12b-2 of the Exchange Act).
$16,834,000.00

State the number of shares outstanding of each of
the issuer's classes of common equity, as of the
latest practicable date.  1,800

Statements in this Annual Report on Form 10-KSB which express the "Belief," "Anticipation,"
"Intention" or "Expectation," as well as other statements which are not historical fact, and statements as to business opportunities, market conditions, and operating performance insofar as they may apply prospectively, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of
1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.

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


PUBLIC AND SHAREHOLDER USERS
The present policy of the Company is to offer each shareholder the opportunity for 45 days of free use of sites at the Resort, 25 days may be used during prime time and 20 days during non-prime time. The free use of sites by shareholders is managed by designating the days of the year as prime time and non-prime time. A prime time day is one that is most in demand, for example
Memorial Day Weekend and the period from mid-June until Labor Day. Non-prime time is that time with the least demand. Each shareholder is furnished annually a calendar that designates the prime and non-prime time days; it also provides a schedule of when reservations can be made and the procedure for making reservations. Shareholders' free use of sites average approximately 20% to 22% annually, refer to Item 6 Result of Operations MD&A, page 9.

SEASONAL ASPECTS OF BUSINESS
The business of the Company is seasonal and is concentrated during prime days of the year which are defined as follows: President's Day Weekend, Easter week, Memorial Day Weekend, summer vacation months, Labor Day, Thanksgiving Weekend and Christmas vacation.

WORKING CAPITAL REQUIREMENTS
By accumulating reserves during the prime seasons, the Company is able generally to meet its working capital needs during off-season. Industry practice is to accumulate funds during the prime season and use such funds, as necessary, in the off-season.
The Company has arranged, but not used, a $500,000 line of credit to ensure funds are available, if necessary, in the off-season.

COMPETITION
The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities which include 26 Channels of Satellite TV, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service which includes RV storage and RV repair and service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In Fiscal Year 1999, Pismo Coast
Village, Inc., was awarded the designation of RV
Park of the Year, Mega Park Category 1999, by the
California Travel Parks Association (CTPA). In
November 1999, Pismo Coast Village, Inc. was awarded the designation of RV Park of the Year, Large Park Category 1999, by the National
Association of RV Parks and Campgrounds (ARVC) which has a membership of more than 3,500 properties. These factors allow the Resort to price its site rental fees well above most of its competition based on perceived value received.

Competition for the tourist market is keen between the cities on the Central Coast of California.
Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce,
Conference and Visitors Bureau, and Business
Improvement Group and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's
Internet web page to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $54,204 for Fiscal Year 2000 which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

EMPLOYEES
As of September 30, 2000, the Company employed approximately 44 people with 22 of these on a part time basis and 22 on full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 38 employees to 45 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION
Beginning October 1, 1994, site rental rates at the Resort were increased to range from $22 - $26 per day during the off-season and $32 - $36 per day during prime time. Rates have remained at this level and were not increased for Fiscal Year 2000.
However, following a local comparative rate study, the Board voted to increase selected daily rates effective January 1, 2001. These new rates will range from $26 - $29 per day during the off season and $33 - $37 per day during prime time. It is anticipated the proposed rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

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

In 1980 the Company purchased a 2.2 acre parcel of real property located at 2250 22nd Street, Oceano, California, at a price of $66,564. The property is being used by the Company as a storage facility for recreational vehicles. The storage capacity of this lot is approximately 114 units.

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


1. TRAILER STORAGE YARDS. In 1986 the Company leased a parcel of land 100 feet wide by 1,600 feet long from the Union Pacific Railroad Corp.
The property is being used by the Company as a storage facility for recreational vehicles.
Capital improvements in the amount of $40,000 were made to this property, which provides storage for approximately 183 units. The property was leased for $950 per month the first year, $1,400 per month for the second year, with continuing years tied to the "CPI" Index, or Fair Market Value of the property according to the lease agreement.
During Fiscal Year 2000, lease payments were made in the amount of $37,123, Fiscal Year 2001 lease payments will be $37,893, and Fiscal Year 2002 lease payments will be $37,893 plus applicable changes in index or valuation.

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

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 for the second year and continuing years are tied to the "CPI" index. During Fiscal Year 2000, lease payments were made in the amount of $29,664, Fiscal Year 2001 lease payments will be $29,664 plus applicable changes in index, and Fiscal Year
2002 lease payments will be $29,664 plus index changes.

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

1. RECREATIONAL ARCADE AGREEMENT WITH COIN
AMUSEMENTS, INC. This agreement is dated November
1, 1999 and pursuant to this agreement the Company granted Coin Amusements, Inc., the concession to operate various coin-operated game units at the Resort. The one year term expired on October 31, 2000. This agreement has been subsequently renewed for a one year term ending October 31, 2001;
continued renewal is expected without significant impact.

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


ITEM 4  SUBMISSION OF MATTERS TO VOTE OF
SHAREHOLDERS

Paragraph inapplicable

PART II

ITEM 5  MARKET FOR COMMON STOCK AND RELATED
SHAREHOLDER MATTERS

(a.) There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Mr. Kenneth L.
McFarlen, a licensed broker/dealer, handled sales of the Company shares as Central Coast
Investments. The last transaction the Company is aware of occurred on September 18, 2000, at a price of $9,500 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

(b.) The approximate number of holders of the Company's common stock on September 30, 2000 was:
1,540.

(c.) The Company has paid no dividends since it was organized in 1975, and although there is no legal restriction impairing the right of the Company to pay dividends, the Company does not intend to pay dividends in the foreseeable future.
The Company selects to invest its available working capital to enhance the facilities at the Resort.

(d.) Mr. McFarlen, the Company's on-site broker, terminated his agreement with Pismo Coast Village, Inc., by submitting a written notice dated August
1, 2000. The Company has entered into an agreement with Ms. Jeanne Sousa, a California Corporations
Licensed Broker. Ms. Sousa will lease a 200 square foot building at the Resort, from which she will conduct sales activities in the Company's stock.
The term of the lease will be three years commencing on January 1, 2001. Termination or cancellation may be made by either Lessor or Lessee by giving the other party sixty (60) days written notice.

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

CURRENT OPERATING PLANS
The Board of Directors continues its previously established policy by adopting a stringent, conservative budget for Fiscal Year 2001, which projects a positive cash flow of approximately
$680,461 from operations. While the Company projects a positive cash flow, this cannot be assured for Fiscal Year 2001. Capital expenditures planned for 2001 include the continued enhancement of RV sites and services, road improvements, the construction of an additional restroom, the renovation of an existing restroom, and resort equipment. These investments are projected to be approximately $374,500, some of which can be deferred, if necessary. These proposed capital improvements will be funded from cash from operations, from existing working capital, and, if necessary, from financing obtained by the Company.
Thus, budgeted cash flow for the year is expected to be within the Company's capabilities based on its present working capital position.

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

A major impact on the financial condition and priorities concerning capital expenditures was the Company's reconstruction of the storm water drainage outfall caused by storm damage suffered
March 10, 1995. The $422,719 cost of this project required the review and modification to the Company's business and operational plans during the fiscal year ending 1996. This impact included the delay of proposed capital expenditures, such as deferring site enhancement on the north side of the Resort, which was completed in Fiscal Year
1997, and deferring the improvements to the Maintenance, Accounting, and Reservations facilities to Fiscal Year 1999.

The Company completed its plan to aggressively reduce debt by eliminating, by early payoff, all outstanding loan balances in September 1997. With the purchase of a new storage property in December
1998, the Company obtained financing from a local institution. As a result of the July 2000 Board meeting, this note was paid off to eliminate any current outstanding loan balances. The Company continues its policy to adopt conservative budgets with managed capital outlays.

The Company has arranged a $500,000 line of credit that has not been drawn on to date. The Company has no other liabilities to creditors other than current accounts payable arising from its normal day-to-day operations and advance Resort rental reservation deposits, none of which are in arrears.

LIQUIDITY
The Company's policy is to use its ability to generate operating cash flow to meet its expected future needs for internal growth. The Company has continued to maintain sufficient cash so as to not require the use of a short-term line of credit during the off-season period, and the Company expects to be able to do so (although no assurance of continued cash flow can be given).

Net cash provided by operating activities totaled
$563,937 in 2000, compared to $701,398 in 1999.
These fluctuations are primarily a result of increased revenues due to higher occupancy, early payoff of long-term debt, pricing concepts, and of deferring selected capital projects.

The capital projects that were deferred will not detrimentally affect current business and were moved to future years. Future capital expenditures are expected to be funded through normal operating cash flows and, if necessary, supplemented with outside financing.

During Fiscal Year 2000, cash investments of
$154,830 included road paving, isolation of part of the resort's irrigation system from the domestic water system, modification of a new towing truck, grading of RV storage lot C, and engineering costs for planned improvements.
During 1999, cash investments of $525,726 included the purchase and development of a new RV storage facility, renovation of the
Accounting/Reservations building, construction of a new maintenance building, a new trailer-towing vehicle, truck, paving, and computer equipment to meet Year 2000 compliance.


The Company has continued to maintain sufficient cash from operations to not require the addition of long-term debt during 1999 or 2000. With the possibility of requiring additional funds for planned capital improvements and winter season, the Company established a $500,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal Year 2000's current ratio (current assets to current liabilities) of 2.50 increased from Fiscal Year 1999's current ratio of 2.38. The increase in current ratio is the result of a stronger cash position due to reserves for capital expenditures, the reduction of accrued liabilities, and prepayment of income taxes at year end.

Working Capital increased to $696,551 at the end of Fiscal Year 2000 compared with $676,766 at year end Fiscal Year 1999. This increase is a result of eliminating all long-term debt, anticipating planned capital improvements, development of cash reserves, and deferment of capital projects that have not detrimentally affected current operations.

CAPITAL RESOURCES AND PLANNED EXPENDITURES
The Company plans capital expenditures of $374,500 in Fiscal Year 2001 to further enhance the resort facilities and services, improve roads, construct an additional restroom, and renovate an existing restroom, modify a towing truck, improve campsites and purchase a new maintenance truck.
Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing.
These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR TO YEAR COMPARISON

INCOME: Increased over the prior fiscal year ended
September 30, 1999, by $122,736 or 4.1%.

INCOME BY SEGMENT
                            2000        1999
OCCUPANCY
% of Shareholder Site Use   21.0%       21.3%
% of Paid Site Rental       50.9%       48.0%
% Total Site Occupancy      72.0%       69.8%
% of Storage Rental*        76.0%       99.9%
Average Paid Site          $26.21      $27.19
*New Storage Lot Opened 10/1999

RESORT OPERATIONS
Site Rental            $1,948,055  $1,907,226
Storage Operations       $446,222    $400,840
Support Operations       $122,153    $124,243
Total                  $2,516,430  $2,432,309

RETAIL OPERATIONS
Store                    $384,331    $328,948
RV Repair/Parts store    $173,431    $202,277
Total                    $557,762    $531,225

INTEREST INCOME           $36,956     $24,878

TOTAL INCOME           $3,111,148  $2,988,412

Occupancy rates on the above table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available).
Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, Laundromat, recreational activities, and other less significant sources.

2000 COMPARED WITH 1999
Resort operations income increased $84,121, or 3.5%, due to a 5.4% increase in paid site occupancy. RV storage revenue increased $45,382, or 11.3%, over the previous year due to additional storage customers and increased trailer spotting activity. Paid site occupancy was positive throughout Fiscal Year 2000 due to mild weather and an ongoing upward trend of outdoor recreation and camping.

Retail operations income increased $26,537, or 5.0%, due to a 16.8% increase in General Store sales. These increases are a result of management's continuing program to increase RV
Shop sales, and in the General Store from increased occupancy and efforts to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service.

Interest Income increased 48.5% as a result of carrying higher cash balances through most of the year. These increased cash balances are due to the Company anticipating capital expenditures to improve the Resort's facilities and services, and the increase in advanced deposits.

Operating Expenses increased $101,346, or 5.20%, as a result of payroll, repairs and maintenance, advertising, contracted services, and equipment expense. Maintaining the conservative approach, most expense items were managed well below Plan and in many categories below the previous year.
The Board of Directors have directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Depreciation Expense decreased 0.7% due to the age or elimination of the assets deemed to no longer have a useful life.

Interest Expense decreased from $25,364 in 1999 to $24,247 in 2000 due to early payoff of the note payable for the purchase of the RV storage property.

Loss on Disposal of Fixed Assets for 2000 of $768 represents the reclassification of certain assets determined no longer to have a useful life and that was disposed of.

Income before provision for taxes on income of $420,983 is reflective of the Company's current pricing policies and continuing efforts to maximize resort services and value. This income exceeded management's plan of operations for Fiscal Year 2000.

Net income increased by $41,502, or 19.4%, primarily due to a significant increase in income and a reduction in the loss on disposal of fixed assets and depreciation. This is the eleventh consecutive year of positive net income for the Company.

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




ITEM 7  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT


Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California 93449

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. as of September 30, 2000 and 1999, and the related statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation

October 19, 2000

PISMO COAST VILLAGE, INC.
BALANCE SHEETS
SEPTEMBER 30, 2000 AND 1999
                                    2000         1999
ASSETS
Current Assets
Cash & Cash Equivalents             $1,021,535   $1,007,428
Accounts Receivable                      7,237       15,232
Inventory                               71,766       66,678
Current Deferred Taxes                  30,000       30,000
Prepaid Expenses                        31,557       48,976
Total Current Assets                 1,162,095    1,168,314

Pismo Coast Village Recreational
Vehicle Resort and Related
Assets - net                         5,748,008    5,903,215

Other Assets                             1,616        2,211
Total Assets                        $6,911,719   $7,073,740

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable & Accrued
Liabilities                            $71,157      $98,426
Accrued Salaries & Vacation             97,534       61,966
Rental Deposits                        289,853      243,156
Income Taxes Payable                     7,000       88,000
Total Current Liabilities             $465,544     $491,548

Long-term Liabilities
Long-term Deferred Taxes                95,000       91,000
Long-term Debt                                     $395,000
Total Liabilities                      560,544      977,548

Stockholders' Equity
Common Stock, No Par Value, Issued
& Outstanding, 1800 Shares           5,647,708    5,647,708
Retained Earnings                      703,467      448,484
Total Stockholders' Equity           6,351,175    6,096,192

Total Liabilities &
Stockholders' Equity                $6,911,719   $7,073,740


The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
YEARS ENDED SEPTEMBER 30, 2000 AND 1999
                                  2000           1999
Income
Resort Operations                 $2,516,430     $2,432,309
Retail Operations                    557,762        531,225
Interest Income                       36,956         24,878
Total Income                       3,111,148      2,988,412

Costs & Expenses
Operating Expenses                 2,034,677      1,933,331
Cost of Goods Sold                   321,204        303,138
Depreciation                         309,269        311,440
Interest Expense                      24,247         25,364
Loss on Disposal of Fixed Assets         768         43,658
Total Costs & Expenses             2,690,165      2,616,931

Income Before Provision
for Taxes on Income                  420,983        371,481

Provision for Taxes on Income        166,000        158,000

Net Income                           254,983        213,481

Retained Earnings
Beginning of Year                    448,484        235,003

End of Year                         $703,467       $448,484

Earnings per Share from
Continuing Operations                $141.66        $118.60

Earning per Share from
Net Income                           $141.66        $118.60

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2000 AND 1999
                                    2000           1999
Cash Flows from Operating Activities
Net Income                          $254,983       $213,481
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities
Depreciation                         309,269        311,440
Deferred Income Tax                    4,000          9,000
Loss on Disposal of Assets               768         43,658
Decrease (Increase) in Accounts
Receivable                             7,995         (4,737)
Decrease (Increase) in Inventory       (5088)            45
Decrease (Increase) in
Prepaid Expenses                      17,419           (790)
Decrease in Other Assets                 595         66,413
Decrease in Accounts Payable &
Accrued Liabilities                  (27,269)       (24,989)
Increase in Accrued Salaries
& Vacation                            35,568         16,426
Increase in Rental Deposits           46,697         28,451
Increase (Decrease) in
Income Taxes Payable                 (81,000)        43,000
Total Adjustments                    308,954        487,917
Net Cash Provided by Operating
Activities                           563,937        701,398

Cash Flows from Investing Activities
Proceeds from Sale of Assets             135          4,750
Capital Expenditures                (154,965)      (530,476)
Net Cash Used in Investing
Activities                          (154,830)      (525,726)

Cash Flows from Financing Activities
Principle Payments on Loan Payable  (395,000)
Net Cash Used in Financing
Activities                          (395,000)




Net Increase in Cash &
Cash Equivalents                      14,107        175,672

Cash & Cash Equivalents,
Beginning of Year                  1,007,428        831,756

Cash & Cash Equivalents,
End of Year                       $1,021,535     $1,007,428

Schedule of Payments of Interest & Taxes
Payments for Interest                $24,247        $25,364
Payments for Income Tax             $155,000        $60,440

Schedule of Noncash Investing & Financing
Activities During the year ended September 30,
1999, the Company purchased real property with cash and a note payable of $395,000.

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999
PAGE 2


Note 1 - Summary of Significant Accounting
Policies (Continued)

H. Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred.
Advertising expense was $54,204 and $23,538 for the years ended September 30, 2000 and 1999, respectively.

Note 2 - Pismo Coast Village Recreational Vehicle
Resort and Related Assets

At September 30, 2000 and 1999, property and equipment, which are recorded at cost, included the following:


                               2000              1999
Land                           $3,384,420        $3,208,618
Building & park improvements    5,823,728         5,764,775
Furniture, fixtures, equipment
& leasehold improvements          660,958           649,620
Transportation equipment          231,707           228,338
Construction in progress           20,192           144,387
                              $10,121,005        $9,995,738
Less: accumulated depreciation (4,372,997)       (4,092,523)
                               $5,748,008        $5,903,215


Note 3 - Line of Credit
The Company has a revolving line of credit for $500,000. The interest rate is variable at one percent over prime, with an initial rate of 10.50 percent expiring March 2001. The purpose of the loan is to augment operating cash needs in off-season months. There were no outstanding amounts as of September 30, 2000 or 1999.

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999
PAGE 3


Note 5 - Income Taxes
The provision for income taxes consists of the following components:

                                   2000            1999
Current:
Federal                            $119,000        $117,000
State                                36,000          32,000
                                    155,000         149,000

Deferred:
Federal                              10,000           9,000
State                                 1,000
                                   $166,000        $158,000


The deferred tax assets (liabilities) are comprised of the following:

                  2000                     1999
            Current     Long-term     Current     Long-term
Deferred Tax Assets:
Federal     $28,000     $             $27,000     $
State         2,000                     3,000
Deferred Tax Liabilities
Federal                  74,000                    70,000
State                    21,000                    21,000
            $30,000     $95,000       $30,000     $91,000

The above deferred tax assets (liabilities) consist of the following temporary differences:

                                 2000             1999
Depreciation                     $(95,000)        $(91,000)
Total gross deferred tax
liabilities                       (95,000)         (91,000)

Vacation accrual                   12,000           13,000
Miscellaneous                      18,000           17,000
Total gross deferred tax assets    30,000           30,000
                                 $(65,000)        $(61,000)

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999
PAGE 4


Note 5 - Income Taxes (Continued)
The effective income tax rate varies from the statutory federal income tax rate as follows:

                                        2000        1999
Statutory federal income tax rate       34.0%       34.0%
Increase (decrease)
State income taxes, net of federal
benefit                                 5.8          5.7
Effective rate change on deferred
taxes                                   1.5
Miscellaneous                          (1.7)         2.8
Effective income tax rate              39.6%        42.5%


Note 6 - Operating Expenses
Operating expenses for the years ended September
30, 2000 and 1999, consisted of the following:

                                   2000            1999
Direct Labor                       $587,279        $548,506
Administrative Salaries             214,048         207,575
Insurance                           133,639         147,338
Payroll Tax Expense                  65,247          66,347
Employee Travel & Training           18,592          12,950
Property Taxes                       53,097          51,166
Taxes and Licenses                    6,686           5,809
Corporation Expense                  45,930          47,293
Advertising & Promotion              54,204          23,538
Telephone                            28,640          28,126
Security                             76,181          76,436
Office Supplies & Expense            45,448          58,052
Custodial Supplies                    7,985           7,278
Recreational Supplies                10,831           3,969
Professional Supplies                27,454          36,657
Retail Operating Supplies             2,914           6,509
Repairs & Maintenance                97,471          84,896
Contract Services                   101,298         104,886
Equipment Lease                       1,975           3,256
Utilities                           249,306         251,833
Auto & Truck Expense                 40,021          28,864
Rent - Storage Lots                  66,880          62,899
Bad Debts                               234              80
Service Charges                      42,874          38,703
Uniforms                             12,873           6,287
Miscellaneous                        43,570          14,078
Total Operating Expenses         $2,034,677      $1,933,331

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999
PAGE 5


Note 7 - Operating Leases
The Company leases two pieces of property to use as storage lots. One is leased under a cancelable month-to-month lease. The other was renewed effective January 1, 1997, for five years with an option to extend for an additional five years.
Monthly lease payments are currently $2,326 and are increased annually based on the Consumer
Price Index. Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:


Year Ended September 30,
2001                              $27,912
2002                               20,934
Total                             $48,846

Rent expense under these agreements was $65,708
and $66,155 for the year ended September 30, 2000 and 1999, respectively.

Note 8 - Employee Retirement Plans
The Company is the sponsor of a 401(k)
profit-sharing pension plan, which covers substantially all full-time employees.
Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan for the year ended September 30, 2000 and 1999, was $11,700 and $9,095 respectively.

GLENN, BURDETTE, PHILLIPS & BRYSON
CERTIFIED PUBLIC ACCOUNTANTS
1150 PALM STREET
SAN LUIS OBISPO, CA 93401


INDEPENDENT AUDITORS' REPORT
ON ADDITIONAL INFORMATION


Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California 93449

Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2000 and 1999, appears on page 3.
Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of operations
(unaudited) for the three months ended September
30, 2000 and 1999, are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and, accordingly we express no opinion on it.


Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation

October 19, 2000

PISMO COAST VILLAGE, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   2000            1999
Income
Resort Operations                  $962,154        $954,502
Retail Operations                   206,586         200,982
Interest Income                      13,660           7,462
Total Income                      1,182,400       1,162,946

Cost & Expenses
Operating Expenses                  595,130         577,722
Cost of Goods Sold                  115,210         116,897
Depreciation                         78,000          79,690
Interest Expense                        917           8,583
Loss on Disposal of Fixed Assets        903          42,249
Total Cost & Expenses               790,160         825,141

Income Before Provision for Taxes   392,240         337,805

Provision for Taxes on Income        41,000         133,000

Net Income                         $251,240        $204,805

Earnings per Share from
Continuing Operations               $139.58         $113.78

Earnings per Share from
Net Income                          $139.58         $113.78

ITEM 8  CHANGES IN AND DISAGREEMENT WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Inapplicable.

PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
OF THE EXCHANGE ACT

(a) The Company's Directors were chosen at the Shareholder's Annual Meeting on January 15,
2000. Director Donald Bianchi passed away in
August 2000, and by unanimous decision of the Board of Directors at their meeting held
September 16, 2000, Mr. Bianchi's seat is to remain unfilled until the next election at the Annual Shareholders' Meeting set for January 20,
2001. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

(b)  The following is a list of the Company's
Directors and Executive Officers setting forth their functions and experience. There is no familial relationship between the Directors nor between the Directors and the Officers. There is no understanding or agreement under which the Directors hold office.

HOWARD ALLARD, Director
Howard Allard, age 75, resides at 5161 Diablo
Drive, Sacramento, California  95842. He has a
Master's degree in education administration from California State University, Sacramento. He was an elementary school principal in the Rio
Linda Union School District for 29 years prior to retirement in 1985. He has been a partner since 1978 in Allard Enterprises which maintains rental properties, and he has also been a partner since 1982 in Allard Limousine. Mr. Allard has served on the Board for 20 years, including three years as President, two years as Secretary, and one year as Vice President - Administration.


EMILY BARTON, Director
Emily Barton is 68 years old. She resides at 4008
Glenbrook Avenue, Bakersfield, California  93306.
She holds an inactive B-1 California Contractors
License and a supplemental Swimming Pool License
C-53. Since 1967 Ms. Barton has been and continues to be active in the rental business.
Her specialty is buying foreclosures. She was active in the building business for many years and is still active in the remodeling and rehabilitation of her properties. She holds an inactive life and disability insurance license.
She is past president of B'nai B'rith Women
Bakersfield Chapter #69. Under her leadership,
B'nai B'rith Women received many community service awards. She has served on the Board for eight years.

ALBERT BROWN, Director
Albert Brown is 77 years old. He resides at 22718
Lone Eagle Road, Apple Valley, California  92308.
He was employed at Hughes Aircraft for 20 years, from 1945 to 1965, TRW Systems for 3.5 years, from 1965 to 1968, and Rohr Industry, Inc., for 11.5 years, from 1968 until retirement in 1979. He worked his way up from being an assembler to a senior industrial engineer, reporting directly to the manager of industrial engineering. He has completed extensive continued education in the field of industrial engineering at U.S.C. He is an instructor with the A.A.R.P. 55-Alive Senior
Driving Course. He has served on the Board of Directors for 15 years, including two years as Vice President - Administration.

HARRY BUCHAKLIAN, Director
Harry Buchaklian is 68 years old. He resides at 1361 E. Ticonderoga Drive, Fresno California
93720. He has a B.A. degree from C.S.U.F. in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career has included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College and technical supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He has served on the Board for 16 accumulative years, including most recently from September 1995 to present, and served one year as Executive Vice
President.

FRANK DRAKE, Director and Executive Vice President
Frank Drake is 59 years old. He resides at 9511
Birch Creek Court, Bakersfield, California 93312.
Mr. Drake has an A.A. degree from Bakersfield
College, and holds an administration of justice lifetime vocational teaching credential from
U.C.L.A. Mr. Drake retired after 20 years with the Kern County Sheriffs Department where he was commander of detective, administration and jail facilities. Following his retirement from the Sheriff's Department in 1988, he was employed as a safety consultant with State Compensation
Insurance Fund assisting clients in complying with OSHA and other safety standards. He retired from this position in December 1995. Mr. Drake has served on the Board for five years, including one year as Vice President - Policy, and is currently serving as Executive Vice President.

NORMAN GOULD, Director
Norman Gould is 81 years old. He resides at 10597
Road 30, Madera, California  93637. He has a B.A.
in education and an M.A. in administration. His occupation prior to retirement in 1986 was as the superintendent of schools for Madera County. He was a member of the board of directors of Kingsview, Inc., from 1968 to 1980 and held the positions of vice chairman and chairman of the board. He is currently on the board of directors of Valley Teen Ranch, Inc. Mr. Gould is currently president-elect of the California Retired Teachers
Association, a nonprofit corporation. He has served on the Board for 23 accumulative years, including most recently from March 1993 to present, serving nine years as President, one year as Treasurer and two years as Secretary.

R. ELAINE HARRIS, Director
R. Elaine Harris is 62 years old and resides at 3418 El Potrero Lane, Bakersfield, California
93304. She commenced her 31-year career with Pacific Telephone in the business office and was facility administrator during the last ten years prior to her retirement in 1990. Mrs. Harris thoroughly enjoys having more time to spend with her grandchildren, and she is looking forward to serving as a member of the Board of Directors for Pismo Coast Village. Mrs. Harris has served on the
Board of Directors for one year.

GLENN HICKMAN, Director
Glenn Hickman is 67 years old. He resides at 3584
W. Wathen Avenue, Fresno, California 93711. He has a B. A. in Business and a secondary teaching credential from Fresno State University. His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal
Resources, a subsidiary of Shell Oil Company. Mr.
Hickman has served on the Board for two years.

EDWARD HINDS, JR., Director and Vice President -
Secretary
Edward (Dee) Hinds, Jr., age 73, resides at 3416
West Magill Avenue, Fresno, California  93711.
Prior to his retirement in 1988, he was employed for more than 38 years by Bank of America serving as a branch officer, vice president, manager and regional credit administrator. He has served on the Board for 20 years, and is currently serving an eighth year as Vice President - Secretary.

TERRIS HUGHES, Director
Terris (Terry) Hughes, is 51 years old and resides at 2426 Sunset, Wasco, California 93280. Mr.
Hughes holds an A.A. degree from Bakersfield
Junior College in police science. He was employed by Cal Resources LLC for 23 years, from 1973 to 1997, holding the position of senior training technician for the last 10 years of that time.
Mr. Hughes is currently employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties are to serve as a behavior-base safety advisor and provide safety training to Aera Energy LLC employees. Mr. Hughes has served on the Board for five years.

LARRY KELLER, Director
Larry Keller, age 47, resides at 3807 Mesa Grande,
Bakersfield California 93304. Mr. Keller founded and operated Nooner Food Service from 1979 until 1992, providing on-site food service of up to 13,000 meals per day at fire camps for the U.S.
Forest Service throughout 11 western states. He also served as president, vice president and secretary/treasurer of the Western Forest Fire
Catering Association. Since 1992 Mr. Keller has been self-employed at Presidio Business Center, a commercial real estate management company he owns and manages. Mr. Keller has served on the Board for five years.

RONALD NUNLIST, Director
Ronald Nunlist, age 62, resides at 1105 Minter
Avenue, Shafter, California 93263. Mr. Nunlist was employed in the oil business for many years.
From 1995 to June 1997 he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation.
Mr. Nunlist was then employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil
Corporations from June 1997 until his retirement in June 1999. He has served on the Board for 15 years, including five years as President.

JERALD PETTIBONE, Director and President
Jerry Pettibone, age 74, resides at 4179 Court
Drive, Santa Cruz, California 95062. He sold and retired from his company, Pettibone Signs, in Santa Cruz in October 1988. He started the company which operated statewide in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign
Association, serving as national president in 1985-1986. He served on the board of directors of the California Electric Sign Association for 22 years and was elected a director emeritus. Also active in Rotary Club, he is a charter member and past president of the Capitola/Aptos Club. He served as district governor of Rotary District
5170 in 1983-1984. He has served on the Board for eight years, including three years as Chief
Financial Officer, and is currently serving a fourth year as President.


RICHARD PROSCHOLD, Director
Richard Proschold, age 71, resides at 5717 Maywood
Drive, Foresthill, California 95631. Mr. Proschold worked his entire career in and for the printing and communications industry. In 1969, he became
President/CEO of Graphic Arts Credit Union in
Sacramento, California, which served the families of the industry with their financial needs. At the time he took the helm, the credit union had 400 members. In 1989, he completed a merger of Graphic
Arts Credit Union and its 5,000 active members into S.A.F.E. Federal Credit Union, also in
Sacramento, to benefit the membership with more expanded services. Mr. Proschold remained with S.A.F.E. until 1992 when he retired, and has since enjoyed traveling. In 1996, he became involved as a volunteer with the Foresthill Community
Cemetery, a not-for-profit corporation. In January
1997, Mr. Proschold was appointed by their board to serve as a director and is now currently serving a two-year term as their President. Mr.
Proschold has served on the Board for four years.

THOMAS ROURKE, Director and Vice President -
Policy
Thomas Rourke is 63 years old. He resides at 899
Stagi Lane, Los Altos, California 94024. Mr.
Rourke graduated from the University of
Massachusetts in 1965 with a B.B.A. degree. He was vice president of operations at Lynch
Communications, Inc., in Reno, Nevada from
1980-1982, and president of Lynch Circuits, Inc., in Sunnyvale, California from 1982-1987. He is currently president and chairman of the board of Startech Electronics, Inc., a management consulting company, in Mountain View, California, a position he has held since 1988. Mr. Rourke has served on the board for five years, and is currently serving a second year as Vice President
- Policy.

JACK WILLIAMS, Director, Vice President - Finance, and Chief Financial Officer
Jack Williams is 50 years old. He resides at 7801
Revelstoke Way, Bakersfield, California  93309.
Mr. Williams graduated from San Diego State
University in 1974 with a B.S. in accounting.
Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. Mr. Williams established his own C.P.A. practice in 1983. He was employed as a Financial Analyst by Texaco Oil
Corporation in the Bakersfield area from 1997 until March 1999. Mr. Williams has been employed with Goodwill Industries of South Central
California as an Accounting Director since March
2000. He has served on the Board of Directors for six years, and is currently serving a fourth year as Chief Financial Officer and Vice President -
Finance.

CHARLES ZAHKA, Director
Charles Zahka, age 74, resides at 6300 Alonzo
Avenue, Encino, California 91316. He retired as vice president of the Broadway Department Stores in 1990 after 20 years. He presently serves as a private management consultant. Mr. Zahka is president of the Stroke Association of Southern
California and vice chairman of the Better
Business Bureau of the Southland. He has served on the Board for twelve years, including one year as Secretary and one year as President.

DONALD BIANCHI, Director
Donald Bianchi was 77 years old. He resided at 3605 Belle Terrace, Bakersfield, California
93309. He retired from the U.S. Air Force as a Lieutenant Colonel in 1983 and served as president of The Retired Officers Association in 1994. He was a traffic officer, pilot and accident follow-up officer for the California Highway
Patrol for 31 years until his retirement in 1978.
He served as vice president of the Kern Kiwanis and was an active member of the Masonic Lodge, serving as a director in the Kern Shrine Club. Mr.
Bianchi was serving as a director for Sons in Retirement Inc. He was also a licensed state investigator in private practice and monitor for California traffic schools. Mr. Bianchi passed away in August 2000, having served on the Board for 25 years.

Other Officers and Key Employees:


JAY JAMISON, Assistant Corporate Secretary and
General Manager
Jay Jamison, 47 years old, has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. He resides at 17105 Oak Road, Atascadero, California
93422. He has a B.S. degree in agricultural management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family's guest ranch, Rancho Oso, in Santa Barbara
County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college.
The family business was sold in 1983 at which time
Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations
Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518 site, full-service resort located near Hollister,
California. He also managed resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in
Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January
1995 and June 1997. He is active in the Resort and Commercial Recreation Association and is also a member of the American Quarter Horse Association.
Mr. Jamison was appointed to and has served as a commissioner on the Pismo Beach Conference and Visitors Bureau since February 1998, and in August
1999 was elected as Chair. At the National
Association of RV Parks and Campgrounds Annual
Convention in November 1999, Mr. Jamison was appointed to the ARVC Board of Directors representing the ten western states.

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

REMUNERATION OF DIRECTORS

The directors received no cash remuneration for their service. However, the directors are entitled to mileage reimbursement for travel to and from meetings upon request. In addition, they are entitled to use of the Resort for attending meetings and are provided with food and refreshments in connection with Board Meetings.
The aggregate value of the foregoing during the fiscal year ended September 30, 2000, was estimated at $19,983.

OPTIONS, WARRANTS OR RIGHTS
The Company has no outstanding options, warrants or rights to purchase any of its securities.

INDEBTEDNESS OF MANAGEMENT

No member of management was indebted to the Company during its last fiscal year.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS MANAGEMENT

(a) No person owns beneficially of record more than 5% of the Company's securities.

SECURITY OWNERSHIP OF MANAGEMENT

(b)  The following sets forth the securities
beneficially owned, directly, by all directors and officers as a group as of September 30, 2000:


                                        Amount of  Percent
Board Member          Title of Class    Ownership  of Class

Howard Allard         Common Stock       1 Share     0.056%
5161 Diablo Ave
Sacramento CA 95842

Emily Barton          Common Stock       2 Shares    0.111%
4008 Glenbrook Ave
Bakersfield CA 93306



                                        Amount of  Percent
Board Member          Title of Class    Ownership  of Class

Albert Brown          Common Stock      2 Shares     0.111%
22718 Lone Eagle Rd.
Apple Valley CA 92308

Harry Buchaklian      Common Stock      1 Share      0.056%
1361 E Ticonderoga Dr.
Fresno, CA 93720

Frank Drake           Common Stock      1 Share      0.056%
9511 Birch Creek Ct.
Bakersfield CA 93312

Norman Gould          Common Stock      1 Share      0.056%
10597 Road 30
Madera CA 93637

R. Elaine Harris      Common Stock      4 Shares     0.222%
3418 El Potrero Lane
Bakersfield CA 93304

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

Richard Proschold     Common Stock      1 Share      0.056%
5717 Maywood Dr.
Foresthill CA 95631


Thomas Rourke         Common Stock      2 Shares     0.111%
899 Stagi Ln
Los Altos CA 94024

Jack Williams         Common Stock      1 Share      0.056%
7801 Revelstoke Way
Bakersfield CA 93309

Charles Zahka         Common Stock      2 Shares     0.111%
6300 Alonzo Way
Encino CA 91316

All Officers and
Directors as a Group  Common Stock     28 Shares     1.555%


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

PART IV

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

(a.)  Documents Filed as Part of the Report:

Independent Auditor's Report

Balance Sheets as of September 30, 2000 and 1999

Statements of Operations and Retained Earnings
(Deficit) for the years ended September 30, 2000
and 1999

Statements of Cash Flows for the years ended
September 30,  2000 and 1999

Notes to Financial Statements

(b.) Reports on Form 8-K: None have been filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PISMO COAST VILLAGE, INC.


By:  JERALD PETTIBONE     Date: November 11, 2000
Jerald Pettibone, President and Chairman of the
Board

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:  KITTY KARSTETTER      Date: November 11, 2000
Kitty Karstetter, Accounting Supervisor and
Principal Accounting Officer

By:  JERALD PETTIBONE      Date: November 11, 2000
Jerald Pettibone, President and Chairman of the
Board

By:  FRANK DRAKE           Date: November 11, 2000
Frank Drake, Executive Vice President and Director

By:  EDWARD HINDS, JR.     Date: November 11, 2000
Edward Hinds, Jr., Vice President - Secretary and
Director

By:  JACK WILLIAMS         Date: November 11, 2000
Jack Williams, Chief Financial Officer, Vice
President - Finance and Director

By:  THOMAS ROURKE         Date: November 11, 2000
Thomas Rourke, Vice President - Policy and
Director

By:  HOWARD ALLARD         Date: November 11, 2000
Howard Allard, Director

By:  EMILY BARTON          Date: November 11, 2000
Emily Barton, Director

By:  ALBERT BROWN          Date: November 11, 2000
Albert Brown, Director

By: HARRY BUCHAKLIAN       Date: November 11, 2000
Harry Buchaklian, Director

By:  NORMAN GOULD          Date: November 11, 2000
Norman Gould, Director

By:  R. ELAINE HARRIS      Date: November 11, 2000
R. Elaine Harris, Director

By:  GLENN HICKMAN         Date: November 11, 2000
Glenn Hickman, Director

By: TERRIS HUGHES          Date: November 11, 2000
Terris Hughes, Director


By:  LARRY KELLER          Date: November 11, 2000
Larry Keller, Director

By:  RONALD NUNLIST        Date: November 11, 2000
Ronald Nunlist, Director

By:  RICHARD PROSCHOLD     Date: November 11, 2000
Richard Proschold, Director

By:  CHARLES ZAHKA         Date: November 11, 2000
Charles Zahka, Director