Form 10QSB
period 2000-12-31
PISMO COAST VILLAGE INC
filed 2001-02-07
CIK 216877

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS
SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

                  FORM 10-QSB

    U.S. SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C.  20549

(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR
    15(d) OF THE EXCHANGE ACT

For the transition period from __ to __

          Commission file number #0-8463

            PISMO COAST VILLAGE, INC.
      (Exact name of small business issuer
            as specified in its charter)

   California                         95-2990441
(State or other jurisdiction of    (IRS Employer
incorporation or organization)       I.D. Number)

            165 South Dolliver Street,
           Pismo Beach, California  93449
      (Address of Principal Executive Offices)

    (Issuer's telephone number)  (805) 773-5649

            ____________________________
      (Former name, former address and former
     fiscal year, if changed since last report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

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

1. Accountants' Review Report

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

Income from Resort Operations for the three-month period ended December 31, 2000, increased
$24,228, or 4.9%, from the same period in 1999.
This increase is primarily due to an 18.8% increase in RV storage and spotting revenue.
While paid site occupancy has remained constant compared to last year, the Company has recognized new business due to additional RV storage capabilities. Income from retail operations decreased by $5,373, for the three-month period ended December 31, 2000, 5.2% below the same period in 1999. Offsetting a General Store revenue increase of 14.3% was a decrease in RV
Service revenue of 27.5%. This decrease of revenue from RV Service was due to operating with less personnel compared to the previous year.
Interest income increased 72.5% for the three-month period ended December 31, 2000, over the same period in 1999 due to increased cash reserves in anticipation of major capital expenditures. The Company anticipates continued moderate growth in both income from resort operations and in retail operations.

On December 31, 1998, the Company closed escrow on a property to provide additional RV storage capacity. This property has been developed and began storage in October 1999.

Operating expenses for the three-month period ending December 31, 2000, increased $42,261, or
8.6%, above the same period ended December 31, 1999. This increase is primarily due to increased resort labor, contracted services, resort repairs and maintenance, and maintenance to a RV storage yard. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of Goods Sold expenses for the three-month period ended December 31, 2000, are 54.6% compared to 59.6% for the same period in 1999, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 2000, was at zero compared to $8,844, for the same period in 1999. This elimination of interest expense is due to the Board's decision to pay off the note generated upon the purchase and development of the new
RV storage property. The Company has increased its line of credit from $150,000 to $500,000, and currently has no outstanding balance.

Loss before provisions for taxes on income for the three-month period ended December 31, 2000, increased by $1,491 above the same period in 1999. This increase of loss is a result of increased Resort operating expenses. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

Published occupancy rates for Resort operations have remained consistent for the past three years. These rates are formally reviewed annually by the Board of Directors and were last changed in October 1994. The Board reviewed the rates in 2000 and determined it was prudent to increase the nightly site rate. This increase took effect January 1, 2001. Due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs as higher rates.
Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength, and market presence will enable it to remain extremely competitive.

LIQUIDITY
The Company plans capital expenditures of $374,500 in Fiscal Year 2001 to continue its enhancement of Resort facilities and services, improve roads, construct an additional restroom, renovate an existing restroom, and modify a towing truck. Funding for these projects is expected to be from revenue generated from the normal course of business. The Company's current cash position, including Certificates of Deposits, as of December 31, 2000, is $948,155 which is 12.7% more than the same position in 1999. This level of cash is in anticipation for this year's large capital expenditures. The
Company has increased a line of credit from $150,000 to $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities increased $45,900 from the same period last year.
All undisputed payables have been paid in full accordingly to the Company's policy.

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

         Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS

The annual meeting for the shareholders of Pismo
Coast Village, Inc., was held Saturday, January
20, 2001, at 9:00 a.m. at the South County
Regional Center, 800 West Branch Street,
Arroyo Grande, California 93420. At that meeting the following Directors were elected to serve until the annual meeting in January 2002, or until successors are elected and have qualified.
Following each elected Director's name is the total number of votes cast for that Director:

  Allard, Howard                       827
  Barton, Emily                        926
  Brown, Albert                        860
  Buchaklian, Harry                    842
  Drake, Frank                         772
  Gould, Norman                        777
  Harris, R. Elaine                  1,178
  Hickman, Glenn                       742
  Hinds, Jr., Edward                   776
  Hughes, Terris                       746
  Keller, Larry                        777
  Nunlist, Ronald                      749
  Pettibone, Jerald                    762
  Proschold, Richard                   778
  Rourke, Thomas                       752
  Willems, Gary                        742
  Williams, Jack                       799
  Zahka, Charles                       781

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matter is set forth below:

(a) A proposal to approve the selection of Glenn, Burdette, Phillips and Bryson to serve as independent certified public accountants for the Company for the Fiscal Year 2000-2001.

  Affirmative Votes        Negative Votes
          691                      3


ITEM 5 - OTHER INFORMATION

The annual meeting of the shareholders of Pismo
Coast Village, Inc., was held Saturday, January
20, 2001, at 9:00 a.m. at the South County
Regional Center, 800 West Branch Street, Arroyo
Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual
Shareholders' Meeting:

President                      Jerald Pettibone
Executive Vice President            Frank Drake
V.P.-Finance/
   Chief Financial Officer        Jack Williams
V.P. - Policy                     Terris Hughes
V.P. - Secretary              Edward Hinds, Jr.
Assistant Corporate Secretary       Jay Jamison

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

PISMO COAST VILLAGE, INC.
Date: FEBRUARY 12, 2001

Signature: JERALD PETTIBONE
Jerald Pettibone, President


Date: FEBRUARY 12, 2001

Signature: JACK WILLIAMS
Jack Williams, V.P. - Finance/
      Chief Financial Officer


Date: FEBRUARY 12, 2001

Signature: KITTY KARSTETTER
Kitty Karstetter, Accounting Supervisor/
           Principal Accounting Officer

           ACCOUNTANTS' REVIEW REPORT

Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have made a review of the balance sheets of Pismo Coast Village, Inc., as of December 31,
2000 and 1999, and the related statements of operations and retained earnings and cash flows for the three months ended December 31, 2000 and 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

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

We previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 2000, (presented herein) and the related statements of operations and retained earnings and cash flows for the year then ended (not presented herein);
and in our report dated October 19, 2000, we expressed an unqualified opinion on those financial statements.


GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
San Luis Obispo, California

January 22, 2001

              PISMO COAST VILLAGE, INC.
                   BALANCE SHEETS
    DECEMBER 31, 2000 AND 1999 AND SEPTEMBER 30, 2000

                  December 31,  September 30,  December 31,
                     2000          2000            1999
ASSETS            (Unaudited)     (Audited)     (Unaudited)
Current Assets
Cash & cash
equivalents        $  948,155     $1,021,535     $  659,361
Investments                                         181,651
Accounts receivable       860          7,237         10,780
Inventory              66,873         71,766         69,926
Current deferred
tax assets             33,974         30,000         42,000
Prepaid income tax     19,141
Prepaid expenses       22,263         31,557         37,423
                   __________     __________     __________
 Total current assets
                    1,091,266      1,162,095      1,001,141


Pismo Coast Village RV Resort &Related Assets
Net of accumulated
 depreciation        5,699,956     5,748,008      5,845,204

Other Assets             1,616         1,616          8,747
                    __________     _________     __________
 Total Assets       $6,792,838    $6,911,719     $6,855,092
                    ==========    ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable &
 accrued liabilities   $90,903       $71,157        $45,003
Accrued salaries
and vacation           35,108         97,534         37,148
Rental deposits       234,555        289,853        213,823
Incomes taxes
payable                                7,000
                      _______        _______        _______
 Total current
  liabilities         360,566        465,544        295,974

Long-term Liabilities
Long-term
 deferred taxes       102,500         95,000         90,000
Long-term debt, net
 of current portion                                 395,000
                      _______        _______        _______
 Total liabilities    463,066        560,544        780,974
                      _______        _______        _______


Stockholders' Equity
Common stock, no par
 value, issued and
 outstanding,
 1,800 shares       5,647,708      5,647,708      5,647,708
Retained earnings     682,064        703,467        426,410
                    _________      _________      _________
 Total stockholders'
  equity            6,329,772      6,351,175      6,074,118
                    _________      _________      _________

 Total Liabilities
  and Stockholders'
  Equity           $6,792,838     $6,911,719     $6,855,092
                   ==========     ==========     ==========


See accountants' review report.
The accompanying notes are an integral part of these financial statements.


               PISMO COAST VILLAGE, INC.
      STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                        (UNAUDITED)
      THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                December 31,   December 31,
                                    2000           1999
                                (Unaudited)    (Unaudited)
Income
Resort Operations                  $518,517       $494,289
Retail Operations                    98,119        103,492
Interest Income                      11,077          6,420
                                    _______       ________
 Total income                       627,713        604,201
                                    _______       ________

Costs and Expenses
Operating expenses                  535,728        493,467
Cost of goods sold                   53,550         61,695
Depreciation                         75,000         75,269
Interest                                             8,844
                                    _______        _______
                                    664,278        639,275
                                    _______        _______

Loss Before Provision for Taxes     (36,565)       (35,074)

Income Tax Expense (Benefit)        (15,162)       (13,000)
                                    _______         _______

Net Loss                            (21,403)       (22,074)

Retained Earnings -
  Beginning of Period               703,467        448,484
                                    _______        _______

Retained Earnings -
  End of Period                    $682,064       $426,410
                                   ========       ========

Net Loss Per Share                  $(11.89)       $(12.26)
                                   ========       =========

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                PISMO COAST VILLAGE, INC.
          STATEMENTS OF CASH FLOWS (UNAUDITED)
      THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                          2000                  1999
Cash Flows From Operating Activities
Net Loss                      $(21,403)            $(22,074)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation        $75,000              $75,269
 Increase in investments                     (986)
 Decrease in accounts
  receivable           6,377                4,452
 Decrease (increase)
  in inventory         4,893               (3,248)
 Increase in deferred
  tax asset           (3,974)             (13,000)
 Increase in prepaid
  income taxes       (19,141)
 Decrease in
  prepaid taxes        9,294               11,553
 Increase in other
  assets                                  (6,536)
 Increase (decrease) in accounts
  payable and accrued
  liabilities         19,746             (53,423)
 Decrease in accrued salaries
  & vacation         (62,426)            (24,818)
 Decrease in
  rental deposits    (55,298)            (29,333)
 Decrease in income
  taxes payable       (7,000)            (88,000)
 Increase in long-term
  deferred taxes       7,500
                    _______               ______
  Total adjustments            (25,029)            (128,070)
                                ______              _______
  Net cash used in
   operating activities        (46,432)            (150,144)

Cash Flows from Investing Activities
Capital expenditures (26,948)            (17,258)
                      ______              ______
 Net cash used in
  investing activities         (26,948)             (17,258)
                                ______               ______
 Net decrease
  in cash & cash
  equivalents                  (73,380)            (167,402)

Cash & cash equivalents -
  Beginning of Period        1,021,535              826,763
                             _________              _______

Cash & cash equivalents -
  End of Period               $948,155             $659,361
                               =======              =======

Schedule of Payments of Interest and Taxes
Payments for
 Interest                     $      -               $5,825
 Payments for Taxes             $7,453              $93,473

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

           PISMO COAST VILLAGE, INC.
         NOTES TO FINANCIAL STATEMENTS
                   (UNAUDITED)
DECEMBER 31, 2000 AND 1999 AND SEPTEMBER 30, 2000

Note 1 - Summary of Significant
  Accounting Policies

A.  Nature of Business
Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

B.  Inventory
Inventory has been valued at the lower of cost or market on a first-in, first-out basis. Inventory is comprised primarily of finished goods in the general store and in the RV repair shop.

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF DECEMBER 31, 2000 AND 1999 AND
  SEPTEMBER 30, 2000
PAGE 2

Note 1 - Summary of Significant Accounting
  Policies (Continued)
H.  Advertising
The Company follows the policy of charging the costs of non-direct advertising as incurred.
Advertising expense was $13,315 and $13,056 for the three months ended December 31, 2000 and 1999, respectively, and $54,204 for the year ended September 30, 2000. There was $-0- and
$10,474 capitalized in prepaid expense as of December 31, 2000 and 1999, and $-0- as of
September 30, 2000.

Note 2 - Pismo Coast Village Recreational Vehicle
         Resort and Related Assets

At December 31, 2000, September 30, 2000 and December 31,
1999, property and equipment included the following:

                       December 31,  September 30,  December 31,
                          2000           2000          1999

Land                    3,384,420      3,384,420      3,208,617
Building & resort
 improvements           5,823,728      5,823,728      5,638,426
Furniture, fixtures, equipment
 and leasehold improvements
                          660,958        660,958        802,290
Transportation equipment
                          250,555        231,707        202,016
Construction in progress
                           20,292         20,192        161,647
                       __________     __________     __________
                       10,139,953     10,121,005     10,012,996
Less: Accumulated depreciation
                       (4,439,997)    (4,372,997)    (4,167,792)
                       __________     __________     __________
                       $5,699,956     $5,748,008     $5,845,204
                       ==========     ==========     ==========

Note 3 - Long-Term Debt

Long-term debt at December 31, 2000, September 30, 2000 and
December 31, 1999 is as follows:

                      December 31,  September 30,  December 31,
                          2000          2000           1999
Construction loan payable at
8.25% per annum. Secured by deed
of trust on land and land
improvements             $ -            $ -         $395,000

Total interest cost incurred was $-0- and $8,844 for the three months ended December 31, 2000 and 1999, respectively, and $24,247 for the year ended September 30, 2000.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF DECEMBER 31, 2000 AND 1999 AND
  SEPTEMBER 30, 2000
PAGE 3

Note 4 - Line of Credit
The Company has a revolving line of credit for $500,000. The interest rate is variable at two percent over prime, with an initial rate of 10.50 percent expiring March 15, 2001. The purpose of the loan is to augment operating cash needs in off season months. There were no outstanding amounts as of December 31, 2000 and 1999 and September 30, 2000.

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

Note 6 - Income Taxes
The provision for income taxes is as follows:

                        December 31  December 31,
                            2000        1999
Income tax provision     $(15,162)    $(13,000)

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

Note 7 - Operating Leases
The Company leases two pieces of property to use as storage lots. One is leased under a cancelable month-to-month lease. The other was entered into effective January 1, 1997, for five years with an option to extend the lease for an additional five years. Monthly lease payments are currently $2,327 and are increased annually based on the Consumer Price Index.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF DECEMBER 31, 2000 AND 1999 AND
  SEPTEMBER 30, 2000
PAGE 4


Note 7 - Operating Leases (Continued)
Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

  Year ended December 31,
           2001            $27,924
           2002             13,962
                           _______
                           $41,886
                           =======

Rent expense under these agreements was $16,499 and $17,189 for the three-month period ended
December 31, 2000 and 1999, respectively, and
$65,708 for the year ended September 30, 2000.

Note 8 - Employee Retirement Plans
The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan was $3,481 and $2,851 for the three months ended
December 31, 2000 and 1999, respectively, and
$11,700 for the year ended September 30, 2000.