Form 10QSB
period 2001-03-31
PISMO COAST VILLAGE INC
filed 2001-05-14
CIK 216877

QUARTERLY REPORT FOR SMALL BUSINESS
ISSUERS SUBJECT TO THE 1934 ACT
REPORTING REQUIREMENTS


FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended
March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE EXCHANGE ACT

For the transition period from _ to _


Commission file number #0-8463

PISMO COAST VILLAGE, INC.
(Exact name of small business issuer as
specified in its charter)

California
(State or other jurisdiction of
incorporation or organization)

95-2990441
(IRS Employer I.D. Number)


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

Check whether the registrant filed all
documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_ No_

FORM 10-QSB

State the number of shares outstanding of
each of the issuer's classes of common
equity, as of the latest practicable date:
1800

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

RESULTS OF OPERATIONS
The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease of laundry and arcade operations by third party lessees; and (b) Retail
Operations, consisting of revenues from
general store operations and from RV parts and service operations.

Income from Resort Operations for the three-month period ended March 31, 2001, increased
$19,585, or 5.0%, above the same period in 2000. Resort Income for the six months ended
March 31, 2001, increased $43,813, or 4.9%,
from the same period ended March 31, 2000.
This increase is due primarily to increased
RV Storage and Spotting activity which was up
6.8% for the three month period ending March
31, 2001 and 18.0% for the six month period ending March 31, 2001. Site revenue was up for the period due to increased occupancy during January, however, occupancy was lower in March due to a heavy rainfall and subsequent flood.

Income from Retail Operations for the three-
month period ended March 31, 2001, increased
$2,373, or 2.8%, above the same period in
2000. This increase in the three-month period
was a result of increased occupancy and a
13.4% increase in General Store revenue.
Income from Retail Operations for the six
month period ending March 31, 2001, decreased
by $3,000, or 1.6%, below the same period
ended March 31, 2000.   This decrease is a
result of a 19.7% reduction of revenue
contributed by the Resort's RV Service
business during this period because of
operating with less staff. The Company
anticipates moderate growth in both income from resort operations and retail operations through the remainder of Fiscal Year 2000.

Operating expenses for the three-month period ending March 31, 2001, increased $6,447, or
1.4%, above the same period ended March 31, 2000, and for the six month period ending
March 31, 2001, operating expenses increased by $48,708, or 5.1%, above the same period in 2000. These increases in expenses reflect maintenance projects, wage adjustments, and small equipment purchases. Due to the age of the Resort, the Company is undertaking maintenance activity which is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, restroom upgrades, utility improvements, and building repair. Due to the flood of March 2001, the Resort will recognize substantial expenses to repair facilities and replace equipment.
While this period reflects most anticipated flood related expenses, some expenses will be reflected in the following quarterly report.

Cost of Goods Sold expenses for the three months ended March 31, 2001, are 57.2% compared to 56.2% for the same period in 2000. Year-to-date Cost of Goods Sold expenses were 55.8% compared to 58.1% year-to-date 2000. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three months ended
March 31, 2001, was zero compared to $8,270 for the same period in 2000. This reflects the decision by the Board of Directors to pay off the note which was a result of the December 1998 purchase of property developed and opened in October 1999 as RV storage.
The Company has also renewed a $500,000 line of credit in anticipation of large capital expenditures or emergencies.

Loss before provisions for taxes on income for the three-month period ended March 31, 2001, increased by $32,317, or 28.9%, and the loss for the six months ended March 31, 2000, increased by $33,808, or 23.0%. The increase in loss is a reflection of this period's limited growth in income compared to increased operating expenses. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

Published occupancy rates for resort
operations have remained consistent for the
past five years.  These rates are formally
reviewed annually by the Board of Directors
and were last changed in October 1994.  Upon
review of operational expenses, occupancy and
competition in September 2000, the Board of
Directors decided to increase site fees
beginning January 1, 2001.  The Board had
previously voted to increase RV storage,
towing, and set-up fees effective October 1,
1998.   As a result of possible substantial
utility cost increases, the Board has
developed a plan to respond with appropriate price adjustments.

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

LIQUIDITY
The Company's plan for capital expenditures of $374,500 in Fiscal 2001 is currently on schedule. The plan includes construction of a new restroom, storage lot drainage, road repair, electrical pedestal replacement, and equipment purchases. Funding for these projects is expected to be from revenue generated from the normal course of business.
The Company's current cash position as of March 31, 2001, is $1,133,578, which is 13.0%
more than the same position in 2000. This increase in cash is a direct result of management's decision to move cash into a long term investment account. The present level of cash is being maintained in anticipation for this and next year's large capital expenditures. Management has begun the process of planning long term renovations to the Resort property which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles. The Company has also renewed its $500,000 line of credit to insure additional funds will be available, if required.

Accounts payable and accrued liabilities increased $98,604 from the same period last year. This reflects the increased financial activity during this period compared to last year relative to the Company's capital projects. All undisputed payables have been paid in full according to the Company's policy.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

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



PISMO COAST VILLAGE, INC.


Date: May 11, 2001

Signature: JERALD PETTIBONE
Jerald Pettibone, President


Date: May 11, 2001

Signature:     JACK WILLIAMS
Jack Williams, V.P. - Finance / Chief
Financial Officer

Date: May 11, 2001

Signature: KITTY KARSTETTER
Kitty Karstetter, Accounting
Supervisor/Principal Accounting Officer

ACCOUNTANTS' REVIEW REPORT

Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have made a review of the balance sheets of Pismo Coast Village, Inc. as of March 31,
2001 and 2000, and the related statements of operations and retained earnings for the three and six month periods ended March 31, 2001 and 2000, and the statements of cash flows for the six month periods ended March
31, 2001 and 2000, in accordance with
Statements on Standards for Accounting and Review Services issued by the American
Institute of Certified Public Accountants.
All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

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


GLENN, BURDETTE, PHILLIPS, & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
1150 Palm Street
San Luis Obispo, CA 93401

April 23, 2001

PISMO COAST VILLAGE, INC.
BALANCE SHEETS
MARCH 31, 2001 AND 2000 AND SEPTEMBER 30,2000

                        March 31,  September 30,  March 31,
                         2001          2000         2000
                       (Unaudited)   (Audited)   (Unaudited)
ASSETS

Current Assets
 Cash and cash
  equivalents           $1,133,578   $1,021,535     $818,649
 Investments                                         184,978
 Accounts receivable         6,915        7,237        6,859
 Inventory                  77,783       71,766       70,697
 Current deferred taxes     28,000       30,000       42,000
 Prepaid income taxes       81,693                    77,500
 Prepaid expenses           12,807       31,557       30,604
                        __________   __________   __________
 Total current assets    1,340,776    1,162,095    1,231,287

Pismo Coast Village
Recreational Vehicle
Resort and Related Assets
 Net of accumulated
  depreciation           5,763,358    5,748,008    5,849,130

Other Assets                 1,616        1,616        1,982
                        __________   __________   __________
 Total Assets           $7,105,750   $6,911,719   $7,082,399
                        ==========   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and
  accrued expenses        $150,274      $71,157      $51,670
 Accrued salaries and
  vacation                  37,011       97,534       38,069
 Rental deposits           576,330      289,853      494,200
 Income taxes payable                     7,000
 Current portion of
  long-term debt                                       1,666
                        __________   __________   __________
Total current
 liabilities               763,615      465,544      585,605

Long-term Liabilities
 Long-term deferred
  taxes                     98,500       95,000      104,000
 Long-term debt, net
  of current portion                                 383,334
                        __________   __________   __________
Total liabilities          862,115      560,544    1,072,939
                        __________   __________   __________

Stockholders' Equity
 Common stock - no
  par value, issued
  and outstanding,
  1,800 shares           5,647,708    5,647,708    5,647,708
 Retained earnings         595,927      703,467      361,752
                        __________   __________   __________
Total stockholders'
 equity                  6,243,635    6,351,175    6,009,460
                        __________   __________   __________

Total Liabilities and
 Stockholders' Equity   $7,105,750   $6,911,719   $7,082,399
                        ==========   ==========   ==========

See accountants' review report.
The accompanying notes are an integral
part of these financial statements.


PISMO COAST VILLAGE, INC.
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)
THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                        Three Months         Six Months
                       Ended March 31,     Ended March 31,

                       2001      2000      2001       2000
Income
 Resort operations  $414,788  $395,203   $933,305   $889,492
 Retail operations    86,372    83,999    184,491    187,491
 Interest income       9,133     8,358     20,210     14,778
                    ________   _______  _________  _________
Total income         510,293   487,560  1,138,006  1,091,761
                    ________   _______  _________  _________

Cost and Expenses
 Operating expenses  472,325   465,878  1,008,053    959,345
 Cost of goods sold   49,473    47,205    103,023    108,900
 Depreciation         75,000    78,000    150,000    153,269
Total cost and      ________   _______  _________  _________
  expenses           596,798   591,083  1,261,076  1,221,514
                    ________   _______  _________  _________

Loss from
 operations          (86,505) (103,523)  (123,070) (129,753)
                    ________   _______   ________  _________

Other Income (Expense)
 Interest expense               (8,270)             (17,114)
 Other expense       (62,670)             (62,670)
 Gain on sale of
  fixed assets         5,200       135      5,200       135
Total other income    ______     _____     ______    ______
 (expense)           (57,470)   (8,135)   (57,470)  (16,979)
                      ______     _____     ______    ______

Loss Before
Provision for
Income Tax          (143,975) (111,658)  (180,540) (146,732)

Income Tax Benefit
 (Expense)           (57,838)  (47,000)   (73,000)  (60,000)
                      ______    ______      _____    ______

Net Loss            $(86,137) $(64,658)  (107,540)  (86,732)
                      ======    ======

Retained Earnings
Beginning of period                       703,467    448,484
                                          _______    _______

End of period                            $595,927   $361,752
                                          =======    =======

Net Loss Per Share  $(47.85)   $(35.92)   $(59.74)  $(48.18)
                     =======   =======    =======    ======

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                           2001                2000
Cash Flows From
 Operating
 Activities
Net loss              $(107,540)          $(86,732)
Adjustments to
 reconcile net
 loss to net
 cash provided
 by operating
 activities

 Depreciation         $150,000            $153,269
  (Gain)/loss on
    sale of fixed
    assets              (5,200)               (135)

 Increase in
  investments                               (4,313)
 Decrease in
  accounts receivable      322               8,373
 Increase in
  inventory             (6,017)             (4,019)
 Decrease (increase)
  in current deferred
  taxes                  2,000             (12,000)
 Increase in prepaid
  income taxes         (81,693)            (77,500)
 Decrease in prepaid
  expenses              18,750              18,372
 Decrease in other
  assets                                       229
 Increase (decrease)
  in accounts
  payable and
  accrued expenses      79,117             (46,756)
 Decrease in
  accrued salaries
  and vacation         (60,523)            (23,897)
 Increase in rental
  deposits             286,477             251,044
 Decrease in income
  taxes payable         (7,000)            (88,000)
 Increase in long-term
  deferred taxes         3,500              13,000
                       _______             _______
Total adjustments                379,733             187,667
                                 _______             _______
Net cash provided by
 operating activities            272,193             100,935

Cash Flows From
Investing Activities
 Capital expenditures (165,350)           (99,184)
 Proceeds on sale
  of fixed assets        5,200                135
                       _______             ______
Net cash used in
 investing activities            (160,150)          (99,049)

Cash Flows From Financing Activities
Principal repayments
 on long-term debt                        (10,000)
 Net cash used in
  financing activities                              (10,000)
                                 ________            _______

Net increase (decrease)
 in cash and cash
  equivalents                    112,043             (8,114)

Cash and Cash Equivalents
 at Beginning of Period        1,021,535             826,763
                               _________             _______
Cash and Cash Equivalents
 at End of Period             $1,133,578            $818,649
                               =========             =======

Schedule of Payments of
 Interest and Taxes
Payments for interest            $   -               $14,772
Payments for income tax          $81,693             $77,500


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2001 AND 2000 AND SEPTEMBER 30,
 2000


Note 1 - Summary of Significant Accounting
 Policies

Nature of Business
Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

Inventory
Inventory has been valued at the lower of cost or market on a first-in, first-out basis. Inventory is comprised primarily of finished goods in the general store and RV repair shop.

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2001 AND 2000 AND SEPTEMBER 30,
2000
PAGE 2

Note 1 - Summary of Significant Accounting
Policies (Continued)

Advertising
The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $24,944 and $30,562 for the six months ended March
31, 2001 and 2000, respectively, and $54,204
for the year ended September 30, 2000. There was $-0- and $2,080 capitalized in prepaid expense as of March 31, 2001 and 2000, respectively and $-0- as of September 30, 2000.

Note 2 - Pismo Coast Village Recreational
Vehicle Resort and Related Assets
At March 31, 2001, September 30, 2000 and
March 31, 2000, property and equipment
included the following:


                        March 31,  September 30, March 31,
                          2001        2000          2000
Land                    $3,384,420  $3,384,420   $3,208,618
Building and resort
 improvements            5,823,728   5,823,728    5,696,575
Furniture, fixtures,
 equipment, leasehold
 improvements              660,958     660,958      805,434
Transportation equipment   292,009     231,707      202,016
Construction in progress   107,240      20,192      171,458
                         _________   _________   __________
                        10,268,355  10,121,005   10,084,101
Less accumulated
 depreciation           (4,504,997) (4,372,997)  (4,234,971)
                        __________   _________    __________
                        $5,763,358  $5,748,008   $5,849,130
                        ==========   =========    ==========

Note 3 - Long-Term Debt
Long-term debt at March 31, 2001, September
30, 2000 and March 31, 2000, is as follows:

                     March 31,   September 30,    March 31,
                       2001          2000           2000
Construction loan
payable at 8.25%
per annum. Secured
by deed of trust on
land and land
improvements.        $   -       $    -           $385,000
                     =========   =============    =========

Total interest cost incurred was $-0- and $17,114 for the six months ended March 31, 2001 and 2000, respectively, and $24,247 for the year ended September 30, 2000.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2001 AND 2000 AND SEPTEMBER 30,
2000
PAGE 3

Note 4 - Line of Credit
The Company renewed its revolving line of credit of $500,000. The interest rate is variable at one percent over prime, with an initial rate of 8.75 percent expiring March
24, 2002. The purpose of the loan is to augment operating cash needs in off season months. There were no outstanding amounts as of March 31, 2001 and 2000 and September 30,
2000.

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


Note 6 - Income Taxes
The provision for income taxes is as follows:

                       March 31,  March 31,
                        2001       2000

Income tax expense
 (benefit)            $(73,000)  $(60,000)
                      ========    ========

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2001 AND 2000 AND SEPTEMBER 30,
2000
PAGE 4

Note 7 - Operating Leases (continued)
Future minimum lease payments under the
second lease and an obligation to lease
equipment are as follows:

   Year Ended March 31,
     2002       $27,924
     2003         6,981
                _______
                $34,905
                =======

Rent expense under these agreements was
$33,104 and $33,308 for the six months ended
March 31, 2001 and 2000, respectively, and
$65,708 for the year ended September 30, 2000.

Note 8 - Employee Retirement Plans
The Company is the sponsor of a 401(k)
profit-sharing pension plan, which covers substantially all qualified full and part-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan was $6,046 and $5,865 for the six months ended March 31, 2001 and 2000, respectively and $11,700 for the year ended September 30, 2000.

Note 9 - Other Expenses
The resort experienced a flood during the early part of March 2001, which resulted in the Company incurring additional costs for repairs and reconstruction of administrative office and other areas. These costs are included in other expenses on the income statement.