Form 10QSB
period 2001-06-30
PISMO COAST VILLAGE INC
filed 2001-08-14
CIK 216877

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS
SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

                  FORM 10-QSB

     U.S. SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C.  20549
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
     OF THE EXCHANGE ACT

     For the transition period from __ to __

           Commission file number #0-8463

           PISMO COAST VILLAGE, INC.
   (Exact name of small business issuer as
           specified in its charter)

    California                     95-2990441
________________________________________________
   (State or other                (IRS Employer
    jurisdiction of                I.D. Number)
    incorporation or
    organization)

            165 South Dolliver Street,
          Pismo Beach, California  93449
_________________________________________________
      (Address of Principal Executive Offices)

  (Issuer's telephone number)   (805) 773-5649

_________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

Resort Operations Income for the three-month period ended June 30, 2001, increased $35,961, or 5.4%, from the same period in 2000. Retail
Operations Income increased $21,100, or 12.9%, for the same quarter. The increase in Resort
Operations is a result of higher occupancy due to favorable weather conditions compared to the previous year. For the nine-month period ending
June 30, 2001, Resort Operations increased
$79,774, or 5.1%, from the same period in 2000.
Retail Operations increased $18,100, or 5.2%, from the same nine-month period in 2000. The increase in Resort Operations Income for the nine-month period is a result of a 2.5% increase in paid site occupancy. Also reflected is a 14% increase in RV storage and spotting revenue as a result of developing additional RV storage property which opened October of 1999. While the Company recognizes flooding of the Resort on March 5, 2001 had a negative affect on revenue, the total impact has not been determined. Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Operating Expenses for the quarter ended June 30, 2001, increased $76,449, or 15.9%, from the same period in 2000. This increase in expense is a result of increased labor and labor associated expenses, and necessary operational expenses to prepare for the Spring and Summer seasons.
Operating Expenses for the nine-month period ended
June 30, 2001, increased $125,157, or 8.7%, from
the same period in 2000. In addition to labor related expenses, this is primarily reflecting aggressive maintenance expenses necessary to operate a quality resort that is 28 years old.

Cost of Goods Sold for 2001 are within projected levels at 54.5% for the quarter and 55.1% year-to-date. Cost of Goods Sold for 2000 were 59.3% and 58.6% respectively.

Interest Expense for the three-month period ended
June 30, 2001, is $-0- compared to $6,216 for the same period in 2000. Interest Expense for the nine months ending June 30, 2001, is also $-0-compared to $23,330 for the same period in 2000.
This elimination of interest expense reflects the note payoff resulting from the purchase of an RV storage property which became a Company asset on December 31, 1998. The Company has increased its available line of credit to $500,000. Further details regarding financing are found in the Liquidity section below.

Net Income for the quarter ending June 30, 2001, increased by $4,231, or 4.6%, as compared with the same period ending June 30, 2000. Net income for the nine months ending June 30, 2001, decreased by $41,461 reflecting a net loss of $37,718, compared with the same period ending June 30, 2000. This loss is a result of an extraordinary expense of $87,554, due to damages sustained from a flooding event on March 5, 2001. The last quarter of 2001 is expected to provide adequate resources for continuing business and provide for planned capital expenditures. Of the last nine years, with each year-end being profitable, the Company has shown losses from $42,475 to $229,759 as of the end of the first nine months. Losses during this period are consistent with the seasonal occupancy of a tourist-oriented business.

Upon review of occupancy, competition, and expenses, in June of 2001, the Board of Directors elected to increase site fees beginning October 1, 2001. Due to the current impact of utility and labor associated costs on profitability, the Board felt this action was necessary. The Board had previously approved an increase in site fees effective January 1, 2001 following a period of unchanged site rates since 1994.

Management has introduced various marketing promotions with reduced rates to increase revenues during low occupancy periods. During the past four years, the Company has seen some of its fixed and variable costs increase and decrease, and up to last year had not seen any significant trend to warrant an increase in rates. However, due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs as higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive.

LIQUIDITY
The Company's plan for capital expenditures of $374,500 in Fiscal Year 2001 is currently on schedule. The construction of a new restroom facility, storage lot drainage, road repair, some electrical pedestal replacement, and equipment purchases have all been completed. Funding for these projects is expected to be from revenue generated from the normal course of business. The
Company's current cash position as of June 30, 2001, is $930,488, which is 14% less than the same position in 2000. This cash position is a result of an increase in rental deposits, and anticipation of large capital and maintenance expenditures.

Capital projects are designed to enhance the marketability of the camping sites and enhance support facilities. Recognizing the age of the Resort and increased demands resulting from modern recreational vehicles, the Board has directed management to provide plans to update and improve accommodations of the Resort. Future renovation would include new utilities, larger sites, improved site access, and additional amenities.

Accounts Payable and accrued liabilities increased
$98,492 to an amount of $119,356 for June 30, 2001, compared to the same period ending 2000.
This increase was primarily due to construction in progress. All undisputed payables have been paid in full according to the Company's policy.

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

         Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

         Not Applicable

ITEM 5 - OTHER INFORMATION

         Not Applicable

ITEM 6 -EXHIBITS AND REPORTS ON THE 8-K

        (a)  Exhibit Index:

           Sequential
Exhibit    Item                 Page Number
Number     Description

  27        Financial Data Schedule
  99        Accountant's Review
             Report

PAGE>

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.


Date: August 14, 2001

Signature: JERALD PETTIBONE
           Jerald Pettibone, President


Date: August 15, 2001

Signature: JACK WILLIAMS
           Jack Williams, V.P. Finance /
           Chief Financial Officer


Date: August 14, 2001

Signature: KITTY KARSTETTER
           Kitty Karstetter, Accounting
            Supervisor / (Principal
            Accounting Officer)

           ACCOUNTANTS' REVIEW REPORT

Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449


We have made a review of the balance sheets of Pismo Coast Village, Inc. as of June 30, 2001 and
2000, and the related statements of operations and retained earnings for the three and nine month periods ended June 30, 2001 and 2000, and the statements of cash flows for the nine month periods ended June 30, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

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


GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
San Luis Obispo, California


July 27, 2001

                     PISMO COAST VILLAGE, INC.
                          BALANCE SHEETS
          JUNE 30, 2001 AND 2000 AND SEPTEMBER 30, 2000

                           June 30,     September 30,   June 30,
                             2001           2000         2000
ASSETS                   (Unaudited)      (Audited)   (Unaudited)
Current Assets
Cash and cash equivalents  $1,049,844    $1,021,535    $1,228,585
Accounts receivable             6,880         7,237         7,899
Inventory                      84,350        71,766        70,620
Current deferred tax assets    29,700        30,000
Prepaid income taxes          122,313                     116,250
Prepaid expenses                3,524        31,557        41,175
                            _________     _________     _________
  Total current assets      1,296,611     1,162,095     1,464,529

Pismo Coast Village
 Recreational Vehicle
 Resort and Related Assets -
  Net of accumulated
   depreciation             5,937,898     5,748,008     5,789,833

Other assets                    8,253         1,616        12,648
                           __________    __________    __________
  Total Assets             $7,242,762    $6,911,719    $7,267,010
                           ==========    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and
 accrued liabilities         $119,356       $71,157       $20,864
Accrued salaries
 and vacation                  39,907        97,534        37,968
Rental deposits               669,742       289,853       611,263
Income taxes payable                          7,000
Current deferred
 tax liability                                             24,300
Current portion of
 long-term debt                                             7,945
                           __________    __________    __________
 Total current liabilities    829,005       465,544       702,340

Long-term Liabilities
Long-term deferred taxes      100,300        95,000       122,700
Long-term debt, net of
 current portion                                          342,035
                           __________    __________    __________
  Total liabilities           929,305       560,544     1,167,075
                           __________    __________    __________

Stockholders' Equity
Common stock - no par value,
 issued and outstanding
 1,800 shares               5,647,708     5,647,708     5,647,708
Retained earnings             665,749       703,467       452,227
                           __________    __________    __________
 Total stockholders'
  equity                    6,313,457     6,351,175     6,099,935
                           __________    __________    __________
 Total Liabilities and
  Stockholders' Equity     $7,242,762    $6,911,719    $7,267,010
                           ==========    ==========    ==========

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                    PISMO COAST VILLAGE, INC.
         STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)
       THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                          Three Months          Nine Months
                          Ended June 30,       Ended June 30,
                       2001      2000      2001        2000
Income
Resort operations     $700,745  $664,784  $1,634,050  $1,554,276
Retail operations      184,785   163,685     369,276     351,176
Interest income          7,318     8,518      27,528      23,296
                      ________  ________  _________   __________
 Total income          892,848   836,987   2,030,854   1,928,748
                      ________  ________  __________  __________

Costs and expenses
Operating expenses     556,651   480,202   1,564,704   1,439,547
Costs of goods sold    100,656    97,094     203,679     205,994
Depreciation            82,335    78,000     232,335     231,269
                      ________  ________  __________  __________
 Total costs and
  expenses             739,642   655,296   2,000,718   1,876,810
                      ________  ________  __________  __________

 Income from
  operations           153,206   181,691      30,136      51,938
                      ________  ________  __________  __________

Other income (Expense)
Interest                          (6,216)                (23,330)
Other expense                                (87,554)
Gain/(loss) on sale
 of fixed assets                               5,200         135
                      ________  ________  __________  __________
 Total other income
  (expense)                       (6,216)    (82,354)    (23,195)
                      ________  ________  __________  __________

Income (Loss) Before
Provision for Taxes    153,206   175,475     (52,218)     28,743

Income Tax Expense
 (Benefit)              58,500    85,000     (14,500)     25,000
                      ________  ________  __________  __________

Net Income (Loss)      $94,706   $90,475     (37,718)      3,743
                      ========  ========

Retained Earnings -
 Beginning of Period                         703,467     448,484
                                           __________  _________

Retained Earnings -
 End of Period                              $665,749    $452,227
                                           =========   =========

Net Income (Loss)
 Per Share              $52.61    $50.26     $(20.95)      $2.08
                      ========  ========   =========   =========

See accountants' review report.
The accompanying notes are an integral
part of these financial statements.

                   PISMO COAST VILLAGE, INC.
              STATEMENTS OF CASH FLOWS (UNAUDITED)
            NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                 2001                2000
                           ___________________  _________________

Cash Flows From
 Operating Activities
Net income (loss)                     $(37,718)           $3,743
Adjustments to
 reconcile net income
 to net cash provided
 by operating
 activities:
  Depreciation             $232,335             231,269
 (Gain)/loss on sale of
   fixed assets              (5,200)               (135)
  Decrease in accounts
   receivable                   357               7,333
  Increase in inventory     (12,584)             (3,942)
  Decrease in deferred
   tax asset                    300              30,000
  Increase in prepaid
   income taxes            (122,313)           (116,250)
  Decrease in prepaid
   expenses                  28,033               7,801
  Increase in other assets   (6,637)            (10,437)
  Increase (decrease) in
   accounts payable and
   accrued liabilities       48,199             (77,562)
  Decrease in accrued
   salaries and vacation    (57,627)            (23,998)
  Increase in rental
   deposits                 379,889             368,107
  Decrease in income
   taxes payable             (7,000)            (88,000)
  Increase in current
   deferred tax liability                        24,300
  Increase in long-term
   deferred taxes             5,300              31,700
                            _______             _______
   Total adjustments                  483,052            380,186
                                      _______            _______
   Net cash provided by
    operating activities              445,334            383,929

Cash Flows From Investing
 Activities
 Capital expenditures      (422,225)           (117,887)
 Proceeds on sale of
  fixed assets                5,200                 135
                            _______             _______
  Net cash used in
   investing activities              (417,025)          (117,752)

Cash Flows From Financing
 Activities
 Principal repayments on
  long-term debt                                (45,020)
                            _______              _______
  Net cash used in
   financing activities                                  (45,020)
                                      _______            _______
  Net increase in cash
   and cash equivalents                28,309            221,157

Cash and Cash Equivalents -
 Beginning of Period                1,021,535          1,007,428
                                    _________          _________
Cash and Cash Equivalents -
 End of Period                     $1,049,844         $1,228,585
                                    =========          =========

Supplemental Disclosure
 of Cash Flow Information
Cash paid for interest             $     -               $23,330
Cash paid for income tax             $122,313           $116,250


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

           PISMO COAST VILLAGE, INC.
         NOTES TO FINANCIAL STATEMENTS
                  (UNAUDITED)
         AS OF JUNE 30, 2001 AND 2000
            AND SEPTEMBER 30, 2000

Note 1 - Summary of Significant Accounting
         Policies

A. Nature of Business
Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

B. Inventory
Inventory has been valued at the lower of cost or market on a first-in, first-out basis. Inventory is comprised primarily of finished goods in the general store and RV shop.

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2001 AND 2000
 AND SEPTEMBER 30, 2000
PAGE 2

Note 1 - Summary of Significant Accounting
         Policies (Continued)

G. Revenue and Cost Recognition
The Company's revenue is recognized on the accrual basis as earned based on the date of stay.
Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

H. Advertising
The Company follows the policy of charging the costs of non-direct advertising as incurred.
Advertising expense was $35,020 and $39,201 for the nine months ending June 30, 2001 and 2000, respectively. There was no advertising expense capitalized in prepaid expense.

Note 2 - Pismo Coast Village Recreational Vehicle
         Resort and Related Assets

At June 30, 2001, September 30, 2000 and June 30,
2000, property and equipment included the following:


                              June 30,   September 30, June 30,
                                2001        2000         2000

Land                          $3,449,870  $3,384,420  $3,384,420
Building & resort
 improvements                  5,823,728   5,823,728   5,823,728
Furniture, fixtures,
 equipment and leasehold
 improvements                    660,958     660,958     649,030
Transportation equipment         357,655     231,707     231,341
Construction in progress         233,019      20,192      14,284
                              __________  __________  __________
                              10,525,230  10,121,005  10,102,803
Less: accumulated
 depreciation                 (4,587,332) (4,372,997) (4,312,970)
                              __________  __________  __________

                              $5,937,898  $5,748,008  $5,789,833
                              ========== =========== ===========


PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2001 AND 2000
 AND SEPTEMBER 30, 2000
PAGE 3
Note 3 - Long-Term Debt

Long-term debt is as follows:

                               June 30,  September 30,  June 30,
                                 2001         2000         2000
Construction loan payable
 at 8.25% per annum. Secured
 by a deed of trust on land
 and land improvements           $-0-         $-0-      $349,980

Total interest cost incurred was $-0- and $23,330 for the nine months ended June 30, 2001 and 2000, respectively.

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

    Year Ended June 30,
            2002               $27,918

Rent expense under these agreements was $49,711 and $48,273 for the nine months ended June 30, 2001 and 2000, respectively.

Note 5 - Line of Credit
The Company has a revolving line of credit for $500,000. The interest rate is variable at one percent over prime, with an initial rate of 8.75 percent expiring March 24, 2002. The purpose of the loan is to augment operating cash needs in off-season months. There were no outstanding amounts as of June 30, 2001 and 2000, and September 30, 2000.


Note 6 - Common Stock
Each share of stock is intended to provide the shareholder with a maximum free use of the resort for 45 days per year. If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2001 AND 2000
 AND SEPTEMBER 30, 2000
PAGE 4

Note 6 - Common Stock (Continued)
A shareholder is entitled to a pro rata share of any dividends as well as a pro rata share of the assets of the Company in the event of its liquidation or sale. The shares are personal property and do not constitute an interest in real property. The ownership of a share does not entitle the owner to any interest in any particular site or camping period.

Note 7 - Income Taxes

The provision for income taxes is as follows:

                     June 30, 2001  June 30, 2000
Income tax expense
 (benefit)             $(14,500)       $25,000
                       ========        =======

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

Note 8 - Employee Retirement Plans
The Company is the sponsor of a 401(k)
profit-sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the plan was $8,518 and $8,760 for the nine months ended
June 30, 2001 and 2000, respectively.

Note 9 - Other Expenses
The resort experienced a flood during the early part of March 2001, which resulted in the Company incurring additional costs for repairs and reconstruction of administrative office and other areas. These costs are included in other expenses on the statement of operations and retained earnings.