Form 10KSB
period 2001-09-30
PISMO COAST VILLAGE INC
filed 2001-12-17
CIK 216877

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
    TO THE 1934 ACT REPORTING REQUIREMENTS

     U.S. SECURITIES AND EXCHANGE COMMISSION

             WASHINGTON, D.C.  20549

                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934 [Fee
    Required]

    For the Fiscal Year ended September 30, 2001

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

 State issuer's revenues for its most recent fiscal year. $3,298,663.

 State the aggregate market value of the voting
stock held by non-affiliates computed by reference
to the price at which the stock was sold, or the
average bid and asked prices of such stock, as of
a specified date within the past 60 days (See
definition of affiliate in Rule 12b-2 of the
Exchange Act).  $19,503,000.00

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

PUBLIC AND SHAREHOLDER USERS
The present policy of the Company is to offer each shareholder the opportunity for 45 days of free use of sites at the Resort, 25 days may be used during prime time and 20 days during non-prime time. The free use of sites by shareholders is managed by designating the nights of the year as prime time and non-prime time. A prime time night is one that is most in demand, for example
Memorial Day Weekend and the period from mid-June until Labor Day. Non-prime time is that time with the least demand. Each shareholder is furnished annually a calendar that designates the prime and non-prime time days; it also provides a schedule of when reservations can be made and the procedure for making reservations. Shareholders' free use of sites average approximately 20% to 23% annually, refer to Item 6 Result of Operations
MD&A, page 9.

The Internal Revenue Service is conducting an audit of the Corporation's taxable year ended
September 30, 1999.  In that audit, the Internal
Revenue Service has raised the question whether either (a) shareholders of the Corporation should be required to report a constructive dividend equal to the value of the shareholder's free usage of sites at the Corporation's property pursuant to Section 9.4 of the Corporation's Bylaws, or, alternatively, (b) the Corporation's expenses associated with such "free" usage should be disallowed for income tax purposes. The
Corporation is contesting these issues in the audit, and it currently is not possible to project with certainty what the outcome of the audit will be.

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

COMPETITION
The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The
Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities which include 26 Channels of Satellite TV, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service which includes RV storage and RV repair and service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In Fiscal Year 1999, Pismo Coast
Village, Inc., was awarded the designation of RV
Park of the Year, Mega Park Category 1999, by the
California Travel Parks Association (CTPA).  In
November 1999, Pismo Coast Village, Inc. was awarded the designation of RV Park of the Year, Large Park Category 1999, by the National
Association of RV Parks and Campgrounds (ARVC) which has a membership of more than 4,500 properties. These factors allow the Resort to price its site rental fees above most of its competition based on perceived value received.

Competition for the tourist market is keen between the cities on the Central Coast of California.
Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce,
Conference and Visitors Bureau, and Business
Improvement Group and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's
Internet web page to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $54,204 for Fiscal Year 2001 which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

EMPLOYEES
As of September 30, 2001, the Company employed approximately 45 people with 20 of these on a part time basis and 25 on full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 38 employees to 49 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION
Beginning October 1, 1994, site rental rates at the Resort remained constant in the range from $22
- $26 per night during the off-season and $32 -
$36 per night during prime time. However, following a local comparative rate study, the Board voted to increase selected nightly rates effective January 1, 2001. These new rates ranged from $26 - $29 per night during the off-season and $33 - $37 per night during prime time. In response to increasing operational expenses, especially utilities and labor, the Board voted to increase all nightly rates by one dollar effective
October 1, 2001. It is anticipated the proposed rates will continue to market site usage at is highest value and not negatively impact the Company's ability to capture an optimum market share.

The Board also voted to increase towing and set-up fees for units coming out of RV storage from $12.50 to $13.50, effective October 1, 2001. The rate increase was a result of increased operational expenses and new prices remain within the range of local competition.

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

1. TRAILER STORAGE YARDS. In 1986 the Company leased a parcel of land 100 feet wide by 1,600 feet long from the Union Pacific Railroad Corp.
The property is being used by the Company as a storage facility for recreational vehicles.
Capital improvements in the amount of $40,000 were made to this property, which provides storage for approximately 183 units. The property was leased for $950 per month the first year, $1,400 per month for the second year, with continuing years tied to the "CPI" Index, or Fair Market Value of the property according to the lease agreement.
During Fiscal Year 2001, lease payments were made in the amount of $38,399, Fiscal Year 2002 lease payments will be $39,738, and Fiscal Year 2003 lease payments will be $39,738 plus applicable changes in index or valuation.

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

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 for the second year and continuing years are tied to the "CPI" index. During Fiscal Year 2001, lease payments were made in the amount of $28,170, Fiscal Year 2002 lease payments will be $28,170 plus applicable changes in index, and Fiscal Year
2003 lease payments will be $28,170 plus index changes.

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

1. RECREATIONAL ARCADE AGREEMENT WITH COIN
AMUSEMENTS, INC.  This agreement is dated November
9, 2000 and pursuant to this agreement the Company granted Coin Amusements, Inc., the concession to operate various coin-operated game units at the Resort. The one year term expired on October 31, 2001. This agreement has been subsequently renewed for a one year term ending October 31, 2002; continued renewal is expected without significant impact.

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

ITEM 4 SUBMISSION OF MATTERS TO VOTE OF
SHAREHOLDERS

Paragraph inapplicable

                    PART II

ITEM 5 MARKET FOR COMMON STOCK AND RELATED
SHAREHOLDER MATTERS

(a.) There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company shares as Pismo Coast Investments. The last transaction the Company is aware of occurred on September 24, 2001, at a price of $11,000 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

(b.) The approximate number of holders of the Company's common stock on September 30, 2001 was:
1,535.

(c.) The Company has paid no dividends since it was organized in 1975, and although there is no legal restriction impairing the right of the Company to pay dividends, the Company does not intend to pay dividends in the foreseeable future.
The Company selects to invest its available working capital to enhance the facilities at the Resort.

(d.) The Company has entered into an agreement with Ms. Jeanne Sousa, a California Corporations
Licensed Broker for the lease of a 200 square foot building at the Resort from which she will conduct sales activities in the Company's stock. The term of the lease was for three years commencing on January 1, 2001. Termination or cancellation may be made by either Lessor or Lessee by giving the other party sixty (60) days written notice.

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

CURRENT OPERATING PLANS
The Board of Directors continues its previously established policy by adopting a stringent, conservative budget for Fiscal Year 2002, which projects a positive cash flow of approximately
$650,614 from operations. While the Company projects a positive cash flow, this cannot be assured for Fiscal Year 2002. Capital expenditures planned for 2002 include the continued enhancement of RV sites and services, road improvements, replacement of an existing restroom, replacement of a storage building, and a new fence along the border with the State
Campground. These investments are projected to be approximately $386,000, some of which can be deferred, if necessary. These proposed capital improvements will be funded from cash from operations, from existing working capital, and, if necessary, from financing obtained by the Company.
Thus, budgeted cash flow for the year is expected to be within the Company's capabilities based on its present working capital position.

FINANCIAL CONDITION
The business of the Company is seasonal and is concentrated on prime days of the year which are defined as follows: President's Day Weekend, Easter week, Memorial Day Weekend, summer vacation months, Labor Day, Thanksgiving Weekend, and
Christmas vacation. There are no known trends which affect business or affect revenue.

The Company develops its income from two sources:
(a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from Laundromat and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from general store operations and from RV parts and service operations.

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

The Company recognized extraordinary expense of $54,383 due to damages suffered from local flooding on March 5, 2001. Excessive rainfall created a flash flood during high tide and covered most of the Company's resort property with water.
Expenses consisted of repairs to buildings, labor, office supplies and furniture, computer and data recovery, and telephone system repair.

The Company is currently undergoing an audit by the Internal Revenue Service. The outcome of the audit cannot reasonably be determined. Should the Company have an unfavorable outcome, the impact to the financial statements could be material.

LIQUIDITY
The Company's policy is to use its ability to generate operating cash flow to meet its expected future needs for internal growth. The Company has continued to maintain sufficient cash so as to not require the use of a short-term line of credit during the off-season period, and the Company expects to be able to do so (although no assurance of continued cash flow can be given).

Net cash provided by operating activities totaled
$609,147 in 2001, compared to $563,937 in 2000.
These fluctuations are primarily a result of increased revenues, early payoff of long-term debt, loss on disposal of fixed assets, and increase in prepaid expenses.

During Fiscal Year 2001, cash investments of
$431,251 included the construction of a new restroom, road paving, drainage and repairs to A-storage lot, electrical pedestals, a maintenance truck, purchase of a used backhoe, rental bikes, modification of a tow truck, and a new trailer tow truck. During Fiscal Year 2000, cash investments of $154,830 included road paving, isolation of part of the Resort's irrigation system from the domestic water system, modification of a new towing truck, grading of RV Storage Lot C, and engineering costs for planned improvements.

The Company has continued to maintain sufficient cash from operations to not require the addition of long-term debt during 2000 or 2001. With the possibility of requiring additional funds for planned capital improvements and winter season, the Company established a $500,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal Year 2001's current ratio (current assets to current liabilities) of 2.44 decreased from Fiscal Year 2000's current ratio of 2.50. The decrease in current ratio is the result of increased accrued vacation, accounts payable, and rental deposits.

Working Capital increased to $763,775 at the end of Fiscal Year 2001 compared with $696,551 at year end Fiscal Year 2000. This increase is a result of eliminating all long-term debt, anticipating planned capital improvements, development of cash reserves, and deferment of capital projects that have not detrimentally affected current operations.

CAPITAL RESOURCES AND PLANNED EXPENDITURES
The Company plans capital expenditures of $386,000 in Fiscal Year 2002 to further enhance the resort facilities and services, improve roads, demolish and construct a restroom, replace electrical pedestals, repairs to buildings in the core area, improvements to the irrigation system, and replace the fence along the border of the State
Campground. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR TO YEAR COMPARISON

INCOME: Increased over the prior fiscal year ended
September 30, 2000, by $187,515, or 6.01%.

                INCOME BY SEGMENT

                             2001           2000
OCCUPANCY
% of Shareholder Site Use    22.2%          21.0%
% of Paid Site Rental        49.9%          50.9%
% Total Site Occupancy       72.1%          72.0%
% of Storage Rental*         91.9%          76.0%
Average Paid Site           $27.36         $26.21

*New Storage Lot Opened 10/1999

RESORT OPERATIONS
Site Rental             $1,991,638     $1,948,055
Storage Operations        $513,824       $446,222
Support Operations        $138,180       $122,153
Total                   $2,643,642     $2,516,430

RETAIL OPERATIONS
Store                     $417,630       $384,331
RV Repair/Parts store     $197,378       $173,431
Total                     $615,008       $557,762

INTEREST INCOME            $40,013        $36,956

TOTAL INCOME            $3,298,663     $3,111,148

Occupancy rates on the above table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites.
Resort support operations include revenues received from the arcade, Laundromat, recreational activities, and other less significant sources.

2001 COMPARED WITH 2000
Resort operations income increased $127,212, or 5.0%, primarily due to a $67,602, or 15.1%
increase in RV storage and spotting activity.
Also, the Resort realized an increase of $43,583, or 2.2%, in site revenue compared to the previous year. Site revenue increased regardless of a 2.1% decrease in paid site occupancy, and reflects a price increase implemented on January 1, 2001.
While the Company recognized flooding of the Resort on March 5, 2001, had a negative impact on occupancy and revenue, the total impact has not been determined. Occupancy projections continue to look strong as the local region enjoys mild weather and an ongoing positive trend of outdoor recreation and camping.

Retail operations income increased $57,246, or 10.3%, due to a 8.7% increase in General Store sales and a 13.8% increase in RV Shop activity.
These increases are a result of management's continuing program to increase retail from increased occupancy and efforts to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service.

Interest Income increased 8.3% as a result of carrying higher cash balances through most of the year. These increased cash balances are due to the Company anticipating capital expenditures to improve the Resort's facilities and services, and the increase in advanced deposits for future reservations.

Operating Expenses increased $207,953, or 10.2%, as a result of payroll, employee benefits, insurance, electricity, repairs and maintenance, contracted services, and equipment expense.
Maintaining the conservative approach, most expense items were managed well below Plan and in many categories below the previous year. The
Board of Directors have directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Depreciation Expense increased 2.3% due to the purchase of equipment, property improvements, and elimination of the assets deemed to no longer have a useful life.

Interest Expense decreased from $24,247 in 2000 to $-0- in 2001 due to early payoff of the note payable for the purchase of the RV storage property.

Loss on Disposal of Fixed Assets for 2001 of
$66,973 represents the reclassification of certain assets determined no longer to have a useful life and were disposed of.

Income before provision for taxes on income of $333,270 is reflective of the Company's current pricing policies and continuing efforts to maximize resort services and value. Also considered is the extraordinary expense of $54,583 resulting from the flood on March 5, 2001. Income exceeded management's plan of operations for Fiscal Year 2001.

Net income decreased by $71,713, or 28.1%, primarily due to expenses resulting from the March flood, loss on disposal of fixed assets, depreciation and an increase in operating expenses. This is the twelfth consecutive year of positive net income for the Company.

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

The Internal Revenue Service is conducting an audit of the Corporation's taxable year ended
September 30, 1999.  In that audit, the Internal
Revenue Service has raised the question whether either (a) shareholders of the Corporation should be required to report a constructive dividend equal to the value of the shareholder's free usage of sites at the Corporation's property pursuant to
Section 9.4 of the Corporation's Bylaws, or, alternatively, (b) the Corporation's expenses associated with such "free" usage should be disallowed for income tax purposes. The
Corporation is contesting these issues in the audit, and it currently is not possible to project with certainty what the outcome of the audit will be.

ITEM 7  FINANCIAL STATEMENTS

          INDEPENDENT AUDITORS' REPORT


Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California 93449

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (a California corporation) as of September 30, 2001 and 2000, and the related statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U. S.
generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with U. S.
generally accepted accounting principles.

GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation

October 29, 2001

                  PISMO COAST VILLAGE, INC.
                       BALANCE SHEETS
                 SEPTEMBER 30, 2001 AND 2000
                                     2001          2000
                                  __________    __________

                            ASSETS
                       ________________
Current Assets
______________
Cash & Cash Equivalents           $1,121,965    $1,021,535
Accounts Receivable                    8,120         7,237
Inventory                             74,429        71,766
Current Deferred Taxes                26,000        30,000
Prepaid Expenses                      64,742        31,557
                                  __________    __________
   Total Current Assets            1,295,256     1,162,095

Pismo Coast Village Recreational
  Vehicle Resort and Related
  Assets - net                     5,873,417     5,748,008

Other Assets                           8,253         1,616
                                  __________    __________
  Total Assets                    $7,176,926    $6,911,719
                                  ==========    ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ____________________________________

Current Liabilities
___________________
Accounts Payable & Accrued
 Liabilities                         $99,039       $71,157
Accrued Salaries & Vacation          105,794        97,534
Rental Deposits                      326,648       289,853
Income Taxes Payable                                 7,000
                                  __________     _________
  Total Current Liabilities         $531,481      $465,544

Long-term Liabilities
_____________________
Long-term Deferred Taxes             111,000        95,000
                                  __________     _________

Total Liabilities                    642,481       560,544
                                  __________     _________
stockholders' Equity
____________________
Common Stock, No Par Value,
 Issued & Outstanding,
 1800 Shares                       5,647,708     5,647,708
Retained Earnings                    886,737       703,467
                                  __________    __________
  Total Stockholders' Equity       6,534,445     6,351,175
                                  __________    __________

    Total Liabilities &
    Stockholders' Equity           7,176,926    $6,911,719
                                  ==========    ==========

The accompanying notes are an integral part of these financial statements.

                PISMO COAST VILLAGE, INC.
      STATEMENTS OF OPERATIONS AND RETAINED
EARNINGS
          YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                      2001          2000
                                   __________    __________

Income
______
Resort Operations                  $2,643,642    $2,516,430
Retail Operations                     615,008       557,762
Interest Income                        40,013        36,956
                                   __________    __________
  Total Income                      3,298,663     3,111,148
                                   __________    __________

Costs & Expenses
________________
Operating Expenses                  2,186,975     2,034,677
Cost of Goods Sold                    340,727       321,204
Depreciation                          316,335       309,269
Interest                                             24,247
Other Expense                          54,383
Loss on Sale of Fixed Assets           66,973           768
                                   __________    __________
  Total Costs & Expenses            2,965,393     2,690,165
                                   __________    __________

Income Before Provision
 for Taxes on Income                  333,270       420,983

Provision for Taxes on Income         150,000       166,000
                                   __________    __________

Net Income                            183,270       254,983
__________

Retained Earnings
_________________
Beginning of Year                     703,467       448,484
                                   __________    __________

End of Year                          $886,737      $703,467
                                   ==========    ==========

Earnings per Share                    $101.82      $141.66
__________________                    =======      =======


The accompanying notes are an integral
part of these financial statements.

                   PISMO COAST VILLAGE, INC.
                   STATEMENTS OF CASH FLOWS
           YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                       2001        2000
                                   __________   __________

Cash Flows from Operating
 Activities
Net Income                         $  183,270    $ 254,983
 Adjustments to Reconcile Net
  Income to Net Cash Provided
  by Operating Activities:
   Depreciation                       316,335      309,269
   Deferred Income Tax                 20,000        4,000
   Loss on Disposal of Fixed
    Assets                             66,973          768
   Decrease (Increase) in
    Accounts Receivable                  (883)       7,995
   Increase in Inventory               (2,663)      (5,088)
   Decrease (Increase) in
    Prepaid Expenses                  (33,185)      17,419
   Decrease (Increase) in Other
    Assets                             (6,637)         595
   Decrease (Increase) in Accounts
    Payable & Accrued Liabilities      27,882      (27,269)
   Increase in Accrued Salaries &
    Vacation                            8,260       35,568
   Increase in Rental Deposits         36,795       46,697
   Decrease in Income Taxes Payable    (7,000)     (81,000)
                                   ___________   __________
     Total Adjustments                425,877      308,954
                                   __________    __________

     Net Cash Provided by
      Operating Activities            609,147      563,937
                                   __________    __________

Cash Flows from Investing
 Activities
__________________________
Proceeds from Sale of Assets            5,900          135
Capital Expenditures                 (514,617)    (154,965)
                                   __________    __________
  Net Cash Used in Investing
   Activities                        (508,717)    (154,830)
                                   __________    __________

Cash Flows from Financing
 Activities Principle Payments
 on Loan Payable                                  (395,000)
                                                 __________
  Net Cash Used in Financing
   Activities                                     (395,000)
                                   __________    __________

  Net Increase in Cash & Cash
   Equivalents                        100,430       14,107

Cash & Cash Equivalents,
 Beginning of Year                  1,021,535    1,007,428
                                   __________    __________

Cash & Cash Equivalents,
 End of Year                       $1,121,965   $1,021,535
                                   ==========   ==========

Schedule of Payments of
 Interest & Taxes
_______________________
Payments for Interest              $             $  24,247
Payments for Income Tax            $  162,933     $155,000


The accompanying notes are an integral
part of these financial statements.

            PISMO COAST VILLAGE, INC.
         NOTES TO FINANCIAL STATEMENTS
        SEPTEMBER 30, 2001 AND 2000

Note 1 - Summary of Significant Accounting
         Policies
__________________________________________

A.  Nature of Business
______________________
Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

B.  Inventory
_____________
Inventory has been valued at the lower of cost or market on a first-in, first-out basis.

C.  Depreciation and Amortization
_________________________________
Depreciation of property and equipment is computed using an accelerated method based on the cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:

Building and park improvements   5 to 40 years
Furniture, fixtures, equipment
 and leasehold improvements      5 to 31.5 years
Transportation equipment         5 to 10 years

D.  Earnings Per Share
______________________
The earnings per share are based on the 1,800 shares issued and outstanding.

E.  Cash and Cash Equivalents
_____________________________
For purposes of the statements of cash flows, the Company considers all highly liquid investments including certificates of deposit with a maturity of three months or less when purchased, to be cash equivalents.

F.  Use of Estimates
____________________
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

G.  Revenue and Cost Recognition
________________________________
The Company's revenue is recognized on the accrual basis as earned based on the date of stay.
Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000
PAGE 2

Note 1 - Summary of Significant Accounting
         Policies (Continued)
__________________________________________

H.  Advertising
_______________
The Company follows the policy of charging the costs of advertising to expense as incurred.
Advertising expense was $52,282 and $54,204 for the years ended September 30, 2001 and 2000, respectively.

Note 2 - Pismo Coast Village Recreational Vehicle
         Resort and Related Assets
_________________________________________________
At September 30, 2001 and 2000, property and equipment, which are recorded at cost, included the following:

                                      2001         2000
                                  ___________  ___________
  Land                            $ 3,208,617   $3,384,420
  Building & park improvements      6,486,043    5,823,728
  Furniture, fixtures, equipment
   & Leasehold improvements           413,687      660,958
  Transportation equipment            338,110      231,707
  Construction in progress              2,441       20,192
                                  ___________  ___________
                                  $10,448,898  $10,121,005
  Less: accumulated depreciation   (4,575,481)  (4,372,997)
                                  ___________  ___________
                                  $ 5,873,417   $5,748,008
                                  ===========  ===========

Note 3 - Line of Credit
_______________________
The Company has a revolving line of credit for $500,000. The interest rate is variable at one percent over prime, with an initial rate of 8.0 percent expiring March 2002. The purpose of the loan is to augment operating cash needs in off-
Season months. There were no outstanding amounts as of September 30, 2001 or 2000.

Note 4 - Common Stock
_____________________
Each share of stock is intended to provide the shareholder with a maximum free use of the park for 45 days per year. If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

A shareholder is entitled to a pro rata share of any dividends as well as a pro rata share of the assets of the Company in the event of its liquidation or sale. The shares are personal property and do not constitute an interest in real property. The ownership of a share does not entitle the owner to any interest in any particular site or camping spot.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000
PAGE 3

Note 5 - Income Taxes
_____________________
The provision for income taxes consists of the following components:

                              2001         2000
                            ________     ________
Current:
  Federal                   $102,000     $119,000
  State                       28,000       36,000
                            ________     ________
                             130,000      155,000

Deferred:
  Federal                     19,000       10,000
  State                        1,000        1,000
                            ________     ________
                            $150,000     $166,000
                            ========     ========

The deferred tax assets (liabilities) are comprised of the following:

                              2001          2000
                           _________     ________
Depreciation               $(111,000)    $(95,000)
                           _________     ________
 Total gross deferred
   tax liabilities          (111,000)     (95,000)
                           _________     ________

Vacation accrual              10,000       12,000
Miscellaneous                 16,000       18,000
                           _________     ________
Total gross deferred
 tax assets                  $26,000      $30,000
                           _________     ________

                           $ (85,000)    $(65,000)
                           =========     ========

The above deferred tax assets (liabilities) consist of the following temporary differences:

                            2001               2000
                     _________________ ____________________
                    Current  Long-term   Current  Long-term

Deferred tax assets:
 Federal            $24,000  $           $28,000  $
 State                2,000                2,000

Deferred tax liabilities
 Federal                       (89,000)           (74,000)
 State                         (22,000)           (21,000)
                    _______   ________   _______  _______
                    $26,000  $(111,000)  $30,000  $95,000
                    =======  ==========  =======  =======

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000
PAGE 4

Note 5 - Income Taxes (Continued)
_________________________________
The effective income tax rate varies from the statutory federal income tax rate as follows:

                                  2001       2000
                                 ______     ______

Statutory federal
 income tax rate                  34.0%      34.0%
Increase (decrease)
 State income taxes, net of
  federal benefit                  5.9        5.8
 Effective rate change on
  deferred taxes                  (0.2)       1.5
 Miscellaneous                               (1.7)
                                 ______     ______
   Effective income tax rate      39.7%      39.6%
                                 ======     ======

Note 6 - Operating Expenses
___________________________
Operating expenses for the years ended September
30, 2001 and 2000, consisted of the following:

                              2001         2000
                           __________   __________

Direct Labor               $  675,022   $  587,279
Administrative Salaries       216,233      214,048
Insurance                     148,166      133,639
Payroll Tax Expense            76,509       65,247
Employee Travel & Training     18,205       18,592
Property Taxes                 54,655       53,097
Taxes and Licenses              4,591        6,686
Corporation Expense            41,750       45,930
Advertising & Promotion        52,282       54,204
Telephone                      28,610       28,640
Security                       82,411       76,181
Office Supplies & Expense      46,494       45,448
Custodial Supplies             11,948        7,985
Recreational Supplies           9,283       10,831
Professional Supplies          28,955       27,454
Retail Operating Supplies       6,402        2,914
Repairs & Maintenance          93,764       97,471
Contract Services             105,241      101,298
Equipment Lease                 1,686        1,975
Utilities                     258,317      249,306

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000
PAGE 5

Note 6 - Operating Expenses (Continued)
_______________________________________

                              2001         2000
                           __________   __________

Auto & Truck Expense       $   39,580   $   40,021
Rent - Storage Lots            66,568       66,880
Bad Debts                       1,448          234
Service Charges                53,886       42,874
Uniforms                       14,535       12,873
Miscellaneous                  50,434       43,570
                           __________   __________
 Total Operating Expenses  $2,186,975   $2,034,677
                           ==========   ==========

Note 7 - Operating Leases
_________________________
The Company leases two pieces of property to use as storage lots. One is leased under a cancelable month-to-month lease. The other was renewed effective January 1, 1997, for five years with an option to extend for an additional five years.
Monthly lease payments are currently $2,410 and are increased annually based on the Consumer Price
Index. Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

Year Ended September 30,
________________________
          2002                        $21,690
                                      =======

Rent expense under these agreements was $66,568
and $66,880 for the year ended September 30, 2001 and 2000, respectively.

Note 8 - Employee Retirement Plans
__________________________________
The Company is the sponsor of a 401(k)
profit-sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan for the year ended September 30, 2001 and 2000, was $11,041 and $11,700 respectively.

Note 9 - Contingent Liability
_____________________________
The Company is currently undergoing an audit by the Internal Revenue Service. The outcome of the audit cannot reasonably be determined. Should the Company have an unfavorable outcome, the impact to the financial statements could be material.

GLENN, BURDETTE, PHILLIPS & BRYSON
CERTIFIED PUBLIC ACCOUNTANTS
1150 PALM STREET
SAN LUIS OBISPO, CA 93401




         INDEPENDENT AUDITORS' REPORT
           ON ADDITIONAL INFORMATION


Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California 93449

Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2001 and 2000, appears on page 3.
Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of operations
(unaudited) for the three months ended September
30, 2001 and 2000, are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and, accordingly we express no opinion on it.


GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation

October 29, 2001

            PISMO COAST VILLAGE, INC.
       STATEMENTS OF OPERATIONS (UNAUDITED)
  THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                               2001        2000
                            __________  __________

Income
______
Resort Operations           $1,009,592  $  962,154
Retail Operations              245,732     206,586
Interest Income                 12,485      13,660
                            __________  __________
 Total Income                1,267,809   1,182,400
                            __________  __________

Cost & Expenses
Operating Expenses             622,271     595,130
Cost of Goods Sold             137,048     115,210
Depreciation                    84,000      78,000
Other Expense                  (33,171)        917
Loss on Sale of
  Fixed Assets                  72,173         903
                            __________  __________
 Total Cost & Expenses         882,320     790,160
                            __________  __________

Income Before Provision
 for Taxes On Income           385,489     392,240

Provision for Taxes
 on Income                     164,500     141,000
                            __________  __________

Net Income                    $220,989    $251,240
__________                  ==========  ==========

Earnings per Share             $122.77     $139.58
__________________             =======     =======

ITEM 8  CHANGES IN AND DISAGREEMENT WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE

Inapplicable.

                         PART III

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF
        THE EXCHANGE ACT

(a) The Company's Directors were chosen at the Shareholder's Annual Meeting on January 20, 2001.
Director Emily Barton passed away in October 2001 and her seat is to remain unfilled until the next election at the Annual Shareholders' Meeting set for January 19, 2002. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

(b) The following is a list of the Company's
Directors and Executive Officers setting forth their functions and experience. There is no familial relationship between the Directors nor between the Directors and the Officers. There is no understanding or agreement under which the Directors hold office.

HOWARD ALLARD, Director
Howard Allard, age 76, resides at 5161 Diablo
Drive, Sacramento, California  95842.  He has a
Master's degree in education administration from California State University, Sacramento. He was an elementary school principal in the Rio Linda
Union School District for 29 years prior to retirement in 1985. He has been a partner since
1978 in Allard Enterprises which maintains rental properties, and he has also been a partner since
1982 in Allard Limousine. Mr. Allard has served on the Board for 21 years, including three years as President, two years as Secretary, and one year as Vice President - Administration.

ALBERT BROWN, Director
Albert Brown is 78 years old.  He resides at 22718
Lone Eagle Road, Apple Valley, California  92308.
He was employed at Hughes Aircraft for 20 years, from 1945 to 1965, TRW Systems for 3.5 years, from 1965 to 1968, and Rohr Industry, Inc., for 11.5 years, from 1968 until retirement in 1979. He worked his way up from being an assembler to a senior industrial engineer, reporting directly to the manager of industrial engineering. He has completed extensive continued education in the field of industrial engineering at U.S.C. He has served on the Board of Directors for 17 years, including two years as Vice President -
Administration.

HARRY BUCHAKLIAN, Director
Harry Buchaklian is 69 years old. He resides at 1361 E. Ticonderoga Drive, Fresno California
93720. He has a B.A. degree from C.S.U.F. in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career has included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College and technical supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He has served on the Board for 17 accumulative years, including most recently from September 1995 to present, and served one year as Executive Vice President.

FRANK DRAKE, Director and Executive Vice President
Frank Drake is 60 years old.  He resides at 9511
Birch Creek Court, Bakersfield, California 93312.
Mr. Drake has an A.A. degree from Bakersfield
College, and holds an administration of justice lifetime vocational teaching credential from
U.C.L.A. Mr. Drake retired after 20 years with the Kern County Sheriffs Department where he was commander of detective, administration and jail facilities. Following his retirement from the Sheriff's Department in 1988, he was employed as a safety consultant with State Compensation
Insurance Fund assisting clients in complying with OSHA and other safety standards. He retired from this position in December 1995. Mr. Drake has served on the Board for six years, including one year as Vice President - Policy, and is currently serving a third year as Executive Vice President.

NORMAN GOULD, Director
Norman Gould is 82 years old.  He resides at 10597
Road 30, Madera, California  93637.  He has a B.A.
in education and an M.A. in administration. His occupation prior to retirement in 1987 was as the superintendent of schools for Madera County. He was a member of the board of directors of Kingsview, Inc., from 1968 to 1980 and held the positions of vice chairman and chairman of the board. He is currently on the board of directors of Valley Teen Ranch, Inc. Mr. Gould is currently president of the California Retired Teachers
Association, a nonprofit corporation. He has served on the Board for 24 accumulative years, including most recently from March 1993 to present, serving nine years as President, one year as Treasurer and two years as Secretary.

R. ELAINE HARRIS, Director
R. Elaine Harris is 63 years old and resides at 3418 El Potrero Lane, Bakersfield, California
93304. She commenced her 31-year career with Pacific Telephone in the business office and was facility administrator during the last ten years prior to her retirement in 1990. Mrs. Harris thoroughly enjoys having more time to spend with her grandchildren, and she is looking forward to serving as a member of the Board of Directors for Pismo Coast Village. Mrs. Harris has served on the Board of Directors for two years.

GLENN HICKMAN, Director
Glenn Hickman is 68 years old.  He resides at 3584
W. Wathen Avenue, Fresno, California 93711. He has a B. A. in Business and a secondary teaching credential from Fresno State University. His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal
Resources, a subsidiary of Shell Oil Company.  Mr.
Hickman has served on the Board for three years.

EDWARD HINDS, JR., Director and Vice President -
Secretary
Edward (Dee) Hinds, Jr., age 74, resides at 3416
West Magill Avenue, Fresno, California 93711.
Prior to his retirement in 1988, he was employed for more than 38 years by Bank of America serving as a branch officer, vice president, manager and regional credit administrator. He has served on the Board for 21 years, and is currently serving an ninth year as Vice President - Secretary.

TERRIS HUGHES, Director and Vice President -
Policy
Terris (Terry) Hughes, is 52 years old and resides at 2426 Sunset, Wasco, California 93280. Mr.
Hughes holds an A.A. degree from Bakersfield
Junior College in police science. He was employed by Cal Resources LLC for 23 years, from 1973 to 1997, holding the position of senior training technician for the last 10 years of that time.
Mr. Hughes is currently employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties are to serve as a behavior-base safety advisor and provide safety training to Aera Energy LLC employees. Mr.
Hughes has served on the Board for six years and is currently serving as Vice President - Policy.

LARRY KELLER, Director
Larry Keller, age 48, resides at 3807 Mesa Grande,
Bakersfield California 93304. Mr. Keller founded and operated Nooner Food Service from 1979 until 1992, providing on-site food service of up to 13,000 meals per day at fire camps for the U. S.
Forest Service throughout 11 western states. He also served as president, vice president and secretary/treasurer of the Western Forest Fire
Catering Association. Since 1992 Mr. Keller has been self-employed at Presidio Business Center, a commercial real estate management company he owns and manages. He is currently a director, but is not standing for reelection at this year's annual meeting. Mr. Keller has served on the Board for six years.

RONALD NUNLIST, Director
Ronald Nunlist, age 63, resides at 1105 Minter
Avenue, Shafter, California 93263. Mr. Nunlist was employed in the oil business for many years.
From 1995 to June 1997 he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation.
Mr. Nunlist was then employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil
Corporations from June 1997 until his retirement in June 1999. He has served on the Board for 16 years, including five years as President.

JERALD PETTIBONE, Director and President
Jerry Pettibone, age 75, resides at 4179 Court
Drive, Santa Cruz, California 95062. He sold and retired from his company, Pettibone Signs, in Santa Cruz in October 1988. He started the company which operated statewide in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign
Association, and on the board of directors of the World Sign Association, serving as national president in 1985-1986. He served on the board of directors of the California Electric Sign
Association for 22 years and was elected a director emeritus. Also active in Rotary Club, he is a charter member and past president of the Capitola/Aptos Club. He has served on the Board for nine years, including three years as Chief
Financial Officer, and is currently serving a fifth year as President.

RICHARD PROSCHOLD, Director
Richard Proschold, age 72, resides at 5717 Maywood
Drive, Foresthill, California 95631.  Mr.
Proschold worked his entire career in and for the printing and communications industry. In 1969, he became President/CEO of Graphic Arts Credit Union in Sacramento, California, which served the families of the industry with their financial needs. At the time he took the helm, the credit union had 400 members. In 1989, he completed a merger of Graphic Arts Credit Union and its 5,000 active members into S.A.F.E. Federal Credit Union, also in Sacramento, to benefit the membership with more expanded services. Mr. Proschold remained with S.A.F.E. until 1992 when he retired, and has since enjoyed traveling. In 1996, he became involved as a volunteer with the Foresthill
Community Cemetery, a not-for-profit corporation.
In January 1997, Mr. Proschold was appointed by their board to serve as a director and is now currently serving a two-year term as their President. He is currently a director, but is not standing for reelection at this year's annual meeting. Mr. Proschold has served on the Board for five years.

THOMAS ROURKE, Director
Thomas Rourke is 64 years old. He resides at 899
Stagi Lane, Los Altos, California 94024. Mr.
Rourke graduated from the University of
Massachusetts in 1965 with a B.B.A. degree. He was vice president of operations at Lynch
Communications, Inc., in Reno, Nevada from
1980-1982, and president of Lynch Circuits, Inc., in Sunnyvale, California from 1982-1987. He is currently president and chairman of the board of Startech Electronics, Inc., a management consulting company, in Mountain View, California, a position he has held since 1988. Mr. Rourke has served on the board for six years, Including two years as Vice President - Policy.

GARY WILLEMS, Director
Gary Willems is 47 years old. He resides at 479
South Oak Drive, Reedley, California 93654. He holds a B.A. degree in Music Education and a California Life Teaching Credential from Fresno
Pacific University. Mr. Willems has been teaching music since 1977, and since 1985 has been the Director of Bands at Reedley High School. He is an active member of the California Band Directors'
Association and is the President of Fresno and Madera Counties Music Educators' Association. Mr.
Willems has served on the Board of Directors for one year.

JACK WILLIAMS, Director, Vice President - Finance, and Chief Financial Officer
Jack Williams is 51 years old. He resides at 7801
Revelstoke Way, Bakersfield, California  93309.
Mr. Williams graduated from San Diego State
University in 1974 with a B.S. in accounting.
Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. Mr. Williams established his own C.P.A. practice in 1983. He was employed as a Financial Analyst by Texaco Oil
Corporation in the Bakersfield area from 1997 until March 1999. Mr. Williams has been employed with Goodwill Industries of South Central
California as a Director of Business Services since March 2000. He has served on the Board of Directors for seven years, and is currently serving a fifth year as Chief Financial Officer and Vice President - Finance.

CHARLES ZAHKA, Director
Charles Zahka, age 75, resides at 6300 Alonzo
Avenue, Encino, California 91316. He retired as vice president of the Broadway Department Stores in 1990 after 20 years. He presently serves as a private management consultant. Mr. Zahka is president of the Stroke Association of Southern
California and vice chairman of the Better
Business Bureau of the Southland. He has served on the Board for thirteen years, including one year as Secretary and one year as President.

EMILY BARTON, Director
Emily Barton was 68 years old. She resided at 4008 Glenbrook Avenue, Bakersfield, California
93306.  She held an inactive B-1 California
Contractors License and a supplemental Swimming
Pool License C-53. Since 1967 Ms. Barton was active in the rental business. Her specialty was buying foreclosures. She was active in the building business for many years and in the remodeling and rehabilitation of her properties.
She held an inactive life and disability insurance license. She was a past president of B'nai B'rith
Women Bakersfield Chapter #69. Under her leadership, B'nai B'rith Women received many community service awards. Ms. Barton passed away in October 2001, having served on the Board for nine years.

       Other Officers and Key Employees:

JAY JAMISON, Assistant Corporate Secretary and
General Manager
Jay Jamison, 47 years old, has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. He resides at 17105 Oak Road, Atascadero, California
93422. He has a B.S. degree in agricultural management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family's guest ranch, Rancho Oso, in Santa Barbara
County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college.
The family business was sold in 1983 at which time
Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations
Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518 site, full-service resort located near Hollister,
California. He also managed resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in
Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January
1995 and June 1997. He is active in the Resort and Commercial Recreation Association and is also a member of the American Quarter Horse Association.
Mr. Jamison was appointed to and has served as a commissioner on the Pismo Beach Conference and Visitors Bureau since February 1998, and in August
1999 was elected as Chair.  At the National
Association of RV Parks and Campgrounds Annual
Convention in November 1999, Mr. Jamison was appointed to the ARVC Board of Directors representing the ten western states. Mr. Jamison was recently appointed to serve as a business community representative on the interagency/stakeholder Technical Review Team for the Oceano Dunes State Vehicular Recreation Area.
Mandated by the California Coastal Commission, this team provides ongoing management recommendations to the Park Superintendent.

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

REMUNERATION OF DIRECTORS

The directors received no cash remuneration for their service. However, the directors are entitled to mileage reimbursement for travel to and from meetings upon request. In addition, they are entitled to use of the Resort for attending meetings and are provided with food and refreshments in connection with Board Meetings.
The aggregate value of the foregoing during the fiscal year ended September 30, 2001, was estimated at $18,751.

OPTIONS, WARRANTS OR RIGHTS

The Company has no outstanding options, warrants or rights to purchase any of its securities.

INDEBTEDNESS OF MANAGEMENT

No member of management was indebted to the Company during its last fiscal year.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS MANAGEMENT

(a) No person owns beneficially of record more than 5% of the Company's securities.

SECURITY OWNERSHIP OF MANAGEMENT

(b)  The following sets forth the securities
beneficially owned, directly, by all directors and officers as a group as of September 30, 2001:


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

Norman Gould            Common Stock     1 Share    0.056%
10597 Road 30
Madera CA 93637

R. Elaine Harris        Common Stock     4 Shares   0.222%
3418 El Potrero Lane
Bakersfield CA 93304

Glenn Hickman           Common Stock     1 Share    0.056%
3584 W Wathen Ave
Fresno CA 93711

Edward Hinds, Jr.       Common Stock     1 Share    0.056%
3416 W Magill Ave
Fresno CA 93711


                                         Amount of  Percent
Board Member            Title of Class   Ownership  of Class

Terris Hughes           Common Stock     1 Share     0.056%
2426 Sunset
Wasco CA 93280

Larry Keller            Common Stock     2 Shares    0.111%
3807 Mesa Grande
Bakersfield CA 93304

Ronald Nunlist          Common Stock     4 Shares    0.222%
1105 Minter Ave
Shafter CA 93263

Jerald Pettibone        Common Stock     2 Shares    0.056%
4179 Court Dr.
Santa Cruz CA 95062

Richard Proschold       Common Stock     1 Share     0.056%
5717 Maywood Dr.
Foresthill CA 95631-9636

Thomas Rourke           Common Stock     2 Shares    0.111%
899 Stagi Ln
Los Altos CA 94024

Gary Willems            Common Stock     1 Share     0.056%
479 South Oak Drive
Reedley CA 93654

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

                     PART IV

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

(a.) Documents Filed as Part of the Report:

     Independent Auditor's Report

     Balance Sheets as of September 30, 2001
      and 2000

     Statements of Operations and Retained
      Earnings (Deficit) for the years ended
      September 30, 2001 and 2000

     Statements of Cash Flows for the years ended
      September 30, 2001 and 2000

     Notes to Financial Statements

(b.) Reports on Form 8-K: None have been filed during the last quarter of the period covered by this report.

                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PISMO COAST VILLAGE, INC.

By: JERALD PETTIBONE       Date: November 10, 2001
    Jerald Pettibone, President
      and Chairman of the Board

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By: KITTY KARSTETTER       Date: November 10, 2001
    Kitty Karstetter, Accounting Supervisor
      and Principal Accounting Officer

By: JERALD PETTIBONE       Date: November 10, 2001
    Jerald Pettibone, President
      and Chairman of the Board

By: FRANK DRAKE            Date: November 10, 2001
    Frank Drake, Executive Vice President
      and Director

By: EDWARD HINDS, JR.      Date: November 10, 2001
    Edward Hinds, Jr., Vice President - Secretary
      and Director

By: JACK WILLIAMS          Date: November 10, 2001
    Jack Williams, Chief Financial Officer,
      Vice President - Finance and Director

By: TERRIS HUGHES          Date: November 10, 2001
    Terris Hughes, Vice President - Policy
      and Director

By: HOWARD ALLARD          Date: November 10, 2001
    Howard Allard, Director

By: ALBERT BROWN           Date: November 10, 2001
    Albert Brown, Director

By: HARRY BUCHAKLIAN       Date: November 10, 2001
    Harry Buchaklian, Director

By: NORMAN GOULD           Date: November 10, 2001
    Norman Gould, Director

By: R. ELAINE HARRIS       Date: November 10, 2001
    R. Elaine Harris, Director

By: GLENN HICKMAN          Date: November 10, 2001
    Glenn Hickman, Director

By: LARRY KELLER           Date: November 10, 2001
    Larry Keller, Director

By: RONALD NUNLIST         Date: November 10, 2001
    Ronald Nunlist, Director

By: RICHARD PROSCHOLD      Date: November 10, 2001
    Richard Proschold, Director

By: THOMAS ROURKE          Date: November 10, 2001
    Thomas Rourke, Director

By: GARY WILLEMS           Date: November 10, 2001
    Gary Willems, Director

By: CHARLES ZAHKA          Date: November 10, 2001
    Charles Zahka, Director