Form 10QSB
period 2001-12-31
PISMO COAST VILLAGE INC
filed 2002-02-12
CIK 216877

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS
  SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

                    FORM 10-QSB

     U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended December 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
     OF THE EXCHANGE ACT

     For the transition period from ___ to ___

          Commission file number #0-8463

            PISMO COAST VILLAGE, INC.
     _______________________________________
     (Exact name of small business issuer as
             specified in its charter)

  California                          95-2990441
  _______________________________________________
 (State or other jurisdiction       (IRS Employer
   Incorporation or organization      I.D. Number)

             165 South Dolliver Street,
           Pismo Beach, California  93449
     ________________________________________
     (Address of Principal Executive Offices)

  (Issuer's telephone number)  (805) 773-5649

  ______________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

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

Income from Resort Operations for the three-month period ended December 31, 2001, increased $13,006, or 2.5%, from the same period in 2000. This increase is primarily due to an 18.7% increase in RV storage and spotting revenue due to additional
RV storage capabilities and an increase in spotting fees. While paid site occupancy remains strong, the Company has experienced reduced site revenues as a result of eliminating the off-season monthly program.

Income from retail operations increased by $39,659 for the three-month period ended December 31, 2001, 40.4% above the same period in 2000.
General Store revenue increased 13.1%, and the RV
Service revenue increased 87.6%, reflecting management's efforts to market services and retail merchandise, and improve customer relations.

The Company anticipates continued moderate growth in both income from resort operations and in retail operations.

Interest income decreased 39.5% for the three-month period ended December 31, 2001, compared to the same period in 2000 due to the decline in the available interest rate. The Company has maintained cash reserves in anticipation of major capital expenditures.

Operating expenses for the three-month period ending December 31, 2001, increased $35,235, or
6.6%, above the same period ended December 31, 2000. This increase is primarily due to increased resort labor, Workman's Compensation and employee health insurance, and electric expense. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of Goods Sold expenses for the three-month period ended December 31, 2001, are 62.7% compared to 54.6% for the same period in 2000, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month periods ended
December 31, 2001 and 2000, was a zero balance.
This elimination of interest expense is due to the Board's decision to pay off the note generated upon the purchase and development of the new RV storage property. The Company has increased its line of credit from $150,000 to $500,000, and currently has no outstanding balance.

Loss before provisions for taxes on income for the three-month period ended December 31, 2001, increased by $13,753 above the same period in 2000. This increase of loss is a result of increased Resort operating expenses. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

In response to increasing operational expenses, especially utilities and labor, the Board voted to increase all nightly rates by one dollar effective
October 1, 2001. Due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary.
Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs as higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength, and market presence will enable it to remain extremely competitive. It is anticipated the published rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

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

LIQUIDITY
The Company plans capital expenditures of $386,000 in Fiscal Year 2002 to further enhance the resort facilities and services, improve roads, demolish and construct a restroom, replace electrical pedestals, repairs to buildings in the core area, improvements to the irrigation system, and replace the fence along the border of the State
Campground. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

The Company's current cash position, including
Certificates of Deposits, as of December 31, 2001, is $763,775, which is 4.5% more than the same position in 2000. This level of cash is in anticipation for this year's large capital expenditures. The Company has increased a line of credit from $150,000 to $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities increased
$46,670 from the same period last year. All undisputed payables have been paid in full accordingly to the Company's policy.

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

         Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

         The annual meeting for the shareholders
         of Pismo Coast Village, Inc., was held
         Saturday, January 19, 2002, at 9:00 a.m.
         at the South County Regional Center, 800
         West Branch Street, Arroyo Grande,
         California 93420.  At that meeting the
         following Directors were elected to serve
         until the annual meeting in January 2003,
         or until successors are elected and have
         qualified.  Following each elected
         Director's name is the total number of
         votes cast for that Director:
         Allard, Howard                   705
         Brittain, Kurt                   680
         Brown, Albert                    742
         Buchaklian, Harry                710
         Drake, Frank                     721
         Eudaly, Douglas                1,230
         Fischer, William                 701
         Gould, Norman                    668
         Harris, R. Elaine              1,170
         Hickman, Glenn                   672
         Hinds, Jr., Edward               714
         Hughes, Terris                   691
         Nunlist, Ronald                  794
         Pettibone, Jerald                725
         Rourke, Thomas                   693
         Willems, Gary                    704
         Williams, Jack                   699
         Zahka, Charles                   731

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matter is set forth below:

  A. A proposal to amend the Company's Bylaws to change the current limit on the number of shares of the Company's stock which any shareholder may own from six to three.

        Affirmative Votes     Negative Votes
               644                  193

  B.  A proposal to approve the selection of
      Glenn, Burdette, Phillips and Bryson to
      serve as independent certified public
      accountants for the Company for the Fiscal
      Year 2001-2002.

        Affirmative Votes     Negative Votes
               855                   13


ITEM 5 - OTHER INFORMATION

The annual meeting of the shareholders of Pismo
Coast Village, Inc., was held Saturday, January
19, 2002, at 9:00 a.m. at the South County
Regional Center, 800 West Branch Street, Arroyo
Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual
Shareholders' Meeting:


  President                     Jerald Pettibone
  Executive Vice President      Glenn Hickman
  V.P. - Finance/Chief
    Financial Officer           Jack Williams
  V.P. - Policy                 Ronald Nunlist
  V.P. - Secretary              Edward Hinds, Jr.
  Assistant Corporate
    Secretary                   Jay Jamison

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index:
                                       Sequential
     Exhibit No.   Item Description   Page Number
     ___________   ________________   ___________

         27        Financial Data Schedule    **
         99        Accountant's Review Report
     ____________________________________________

                    SIGNATURES
                    __________

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.


Date: FEBRUARY 12, 2002

Signature: JERALD PETTIBONE
Jerald Pettibone, President


Date: FEBRUARY 12, 2002

Signature: JACK WILLIAMS
Jack Williams, V.P. - Finance / Chief
Financial Officer


Date: FEBRUARY 12, 2002

Signature: KITTY KARSTETTER
Kitty Karstetter, Accounting Supervisor /
Principal Accounting Officer

           ACCOUNTANTS' REVIEW REPORT
           __________________________


Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have made a review of the balance sheets of Pismo Coast Village, Inc. as of December 31, 2001 and 2000, and the related statements of operations and retained earnings and cash flows for the three months ended December 31, 2001 and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters.
It is substantially less in scope than an examination in accordance with U.S. generally accepted auditing standards which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any Material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with U.S.
generally accepted accounting principles.

We previously audited, in accordance with U.S.
generally accepted auditing standards, the balance sheet as of September 30, 2001, (presented herein) and the related statements of operations and retained earnings and cash flows for the year then ended (not presented herein); and in our report dated October 29, 2001, we expressed an unqualified opinion on those financial statements.



GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
San Luis Obispo, California

January 26, 2002


                  PISMO COAST VILLAGE, INC.
                      BALANCE SHEETS
       DECEMBER 31, 2001 AND 2000 AND SEPTEMBER 30, 2001
       _________________________________________________

                          December 31, September 30, December 31,
                              2001         2001          2000
                          (Unaudited)    (Audited)   (Unaudited)
                          ___________  ____________  ___________

        ASSETS
        ______

Current Assets
______________

Cash and cash equivalents $1,069,563   $1,121,965      $948,155
Accounts receivable            9,297        8,120           860
Inventory                     70,304       74,429        66,873
Current deferred tax assets   41,877       26,000        33,974
Prepaid income taxes          32,000                     19,141
Prepaid expenses              21,995       64,742        22,263
                          __________   __________    __________
  Total current assets     1,245,036    1,295,256     1,091,266

Pismo Coast Village Recreational
  Vehicle Resort and Related Assets -
_____________________________________
  Net of accumulated
    depreciation           5,810,203    5,873,417     5,699,956

Other Assets                   8,253        8,253         1,616
____________              __________   __________    __________

    Total Assets          $7,063,492   $7,176,926    $6,792,838
                          ==========   ==========    ==========

See accountant's review report.
The accompanying notes are an integral part of these financial statements.

                          December 31, September 30, December 31,
                              2001        2001          2000
                          (Unaudited)    (Audited)   (Unaudited)
                          ___________  ____________  ____________

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________

Current Liabilities
___________________
Accounts payable and
  accrued liabilities       $137,573       99,039        $90,903
Accrued salaries and
  vacation                    37,327      105,794         35,108
Rental deposits              277,588      326,648        234,555
                          __________   __________    ___________
  Total current
    liabilities              452,488      531,481        360,566

Long-Term Liabilities
_____________________
Long-term deferred taxes     106,750      111,000        102,500
                          __________   __________    ___________
  Total liabilities          559,238      642,481        463,066
                          __________   __________    ___________

Stockholders' Equity
____________________
Common stock - no par
  value, issued and
  outstanding 1,800
  shares                   5,647,708    5,647,708     5,647,708
Retained earnings            856,546      886,737       682,064
                          __________   __________    __________
  Total stockholders'
    equity                 6,504,254    6,534,445     6,329,772
                          __________   __________    __________

  Total Liabilities and
    Stockholders' Equity  $7,063,492   $7,176,926    $6,792,838
                          ==========   ==========    ==========

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                    PISMO COAST VILLAGE, INC.
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            (UNAUDITED)
          THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
          ______________________________________________

                                       2001          2000
                                       ____          ____
Income
______
Resort operations                    $531,523      $518,517
Retail operations                     137,778        98,119
Interest income                         6,696        11,077
                                     ________      ________
  Total income                        675,997       627,713
                                     ________      ________

Cost and Expenses
_________________
Operating expenses                    570,963       535,728
Cost of goods sold                     72,989        53,550
Depreciation                           82,363        75,000
                                     ________      ________
                                      726,315       664,278
                                     ________      ________

Loss Before Provision for Taxes       (50,318)      (36,565)
_______________________________

Income Tax Expense (Benefit)          (20,127)      (15,162)
____________________________         ________      _________

Net Loss                              (30,191)      (21,403)
________

Retained Earnings - Beginning
  of Period                           886,737       703,467
_____________________________        ________      _________

Retained Earnings - End of Period    $856,546      $682,064
_________________________________    ========      ========

Net Loss Per Share                    $(16.77)      $(11.89)
                                     ========      =========

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                    PISMO COAST VILLAGE, INC.
              STATEMENTS OF CASH FLOWS (UNAUDITED)
         THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
         _____________________________________________

                                2001                 2000
                        ____________________  ___________________

Cash Flows From Operating Activities
____________________________________
Net loss                         $  (30,191)           $ (21,403)
Adjustments to
 reconcile net loss to
 net cash used in
 operating activities:
  Depreciation          $82,363               $75,000
  Decrease (increase)
   in accounts
   receivable            (1,177)                6,377
  Decrease in inventory   4,125                 4,893
  Increase in deferred
   tax asset            (15,877)               (3,974)
  Increase in prepaid
   income taxes         (32,000)              (19,141)
  Decrease in prepaid
   expenses              42,747                 9,294
  Increase in accounts
   payable and accrued
   liabilities           38,534                19,746
  Decrease in accrued
   salaries and
   vacation             (68,467)              (62,426)
  Decrease in rental
   deposits             (49,060)              (55,298)
  Decrease in income
   taxes payable                               (7,000)
  Increase (decrease)
   in long-term
   deferred taxes       (4,250)                 7,500
                        _______                ______
  Total adjustments                  (3,062)             (25,029)
                                    ________             ________
  Net cash used in
   operating activities             (33,253)             (46,432)

Cash Flows From Investing Activities
____________________________________
Capital expenditures   (29,666)               (26,948)
Insurance reimbursement
 for fixed asset
 additions              10,517
                       _______                 _______
  Net cash used in
   investing activities             (19,149)            (26,948)
                                     _______             _______

  Net decrease in cash
   and cash equivalents             (52,402)            (73,380)

Cash and Cash Equivalents -
 Beginning of Period              1,121,965           1,021,535
___________________________       _________           _________

Cash and Cash Equivalents -
 End of Period                   $1,069,563            $948,155
___________________________      ==========           =========

Schedule of Payments of
Interest and Taxes
_______________________
Payments for income tax          $    -                  $7,453

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

            PISMO COAST VILLAGE, INC.
          NOTES TO FINANCIAL STATEMENTS
                  (UNAUDITED)
DECEMBER 31, 2001 AND 2000 AND SEPTEMBER 30, 2001
_________________________________________________


Note 1 - Summary of Significant Accounting Policies
___________________________________________________

A.   Nature of Business
     __________________
     Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

B.   Inventory
     _________
     Inventory has been valued at the lower of cost or market on a first-in, first-out basis. Inventory is comprised primarily of finished goods in the general store and in the RV repair shop.

C.   Depreciation and Amortization
     _____________________________
     Depreciation of property and equipment is computed using an accelerated method based on the cost of the assets, less allowance for salvage value, where appropriate.
     Depreciation rates are based upon the
     following estimated useful lives:

     Building and resort
      improvements                5 to 40 years
     Furniture, fixtures,
      equipment and
      leasehold improvements      5 to 31.5 years
     Transportation equipment     5 to 10 years

D.   Earnings (Loss) Per Share
     _________________________
     The earnings (loss) per share are based on the 1,800 shares issued and outstanding.

E.   Cash and Cash Equivalents
     _________________________
     For purposes of the statement of cash flows, the Company considers all highly liquid investments, including certificates of deposit with a maturity of three months or less when purchased, to be cash equivalents.

F.   Use of Estimates
     ________________
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures.
     Accordingly, actual results could differ from those estimates.

G.   Revenue and Cost Recognition
     ____________________________
     The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF DECEMBER 31, 2001 AND 2000 AND SEPTEMBER 30,
2001
PAGE 2
__________________________________________________

Note 1 - Summary of Significant Accounting
         Policies (Continued)
__________________________________________

H.   Advertising
     ___________
     The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $10,875 and $13,315 for the three months ended
     December 31, 2001 and 2000, respectively.

Note 2 - Pismo Coast Village Recreational Vehicle
         Resort and Related Assets
_________________________________________________

  At December 31, 2001, September 30, 2001 and
  December 31, 2000, property and equipment included the following:


                        December 31,  September 30,  December 31,
                            2001           2001          2000
                        ___________   ____________   ____________

  Land                  $3,208,617     $3,208,617     $3,384,420
  Building and resort
   improvements          6,586,017      6,486,043      5,823,728
  Furniture, fixtures,
   equipment and
   leasehold
   improvements            332,863        413,687        660,958
  Transportation
   equipment               338,110        338,110        250,555
  Construction in
   progress                  2,441          2,441         20,292
                        __________    ___________    ___________
                        10,468,048     10,448,898     10,139,953
  Less: accumulated
   depreciation         (4,657,845)    (4,575,481)    (4,439,997)
                        __________    ___________    ____________
                        $5,810,203     $5,873,417     $5,699,956
                        ==========    ===========    ============

Note 3 - Line of Credit
_______________________
The Company has a revolving line of credit for $500,000. The interest rate is variable at one percent over prime, with an initial rate of 8.0 percent expiring March 2002. The purpose of the loan is to augment operating cash needs in off-season months. There were no outstanding amounts as of December 31, 2001 and 2000 and September 30, 2001.

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF DECEMBER 31, 2001 AND 2000 AND SEPTEMBER 30,
2001
PAGE 3
__________________________________________________

Note 5 - Income Taxes
_____________________
The provision for income taxes is as follows:

                          December 31, 2001   December 31, 2000
                          _________________   _________________

 Income tax provision         $(20,127)            $(15,162)
                          =================   =================

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

Note 6 - Operating Leases
_________________________
The Company leases two pieces of property to use as storage lots. One is leased under a cancelable month-to-month lease. The other was entered into effective January 1, 2001, for five years. Monthly lease payments are currently $2,410 and are increased annually based on the Consumer Price
Index.

Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

    Year Ended December 31,
    _______________________

             2002                $ 28,923
             2003                  28,923
             2004                  28,923
             2005                  28,923
             2006                  28,923
                                 ________
                                 $144,615
                                 ========

Rent expense under these agreements was $17,022 and $16,499 for the three-month period ended
December 31, 2001 and 2000, respectively.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF DECEMBER 31, 2001 AND 2000 AND SEPTEMBER 30,
2001
PAGE 4
__________________________________________________

Note 7 - Employee Retirement Plans
__________________________________
The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan was $3,325 and $3,481 for the three months ended
December 31, 2001 and 2000, respectively.