Form 10QSB
period 2002-03-31
PISMO COAST VILLAGE INC
filed 2002-05-10
CIK 216877

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
          TO THE 1934 ACT REPORTING REQUIREMENTS

                        FORM 10-QSB

          U.S. SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

       For the transition period from _____ to _____

             Commission file number #0-8463

                PISMO COAST VILLAGE, INC.
____________________________________________________________
         (Exact name of small business issuer
               as specified in its charter)


     California                           95-2990441
____________________________________________________________
(State or other jurisdiction           (IRS Employer I.D.
of incorporation or organization)             Number)


165 South Dolliver Street, Pismo Beach, California  93449
____________________________________________________________
          (Address of Principal Executive Offices)


      (Issuer's telephone number)   (805) 773-5649


____________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

                        FORM 10-QSB
                        ___________


State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
 practicable date:   -1800-

                            PART I
                           ________


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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION
________________________________________
Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, California tourism and weather conditions, dependence on existing management, leverage and debt service, the regulation of the recreational vehicle industry, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

RESULTS OF OPERATIONS
_____________________
The Company develops its income from two sources:  (a)
Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease of laundry and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from General Store operations and from RV parts and service operations.

Income from Resort Operations for the three-month period ended March 31, 2002, increased $148,458, or 35.8%, above the same period in 2001. Resort Income for the six months ended March 31, 2002, increased $161,464, or 17.3%, from the same period ended March 31, 2001. This increase is due primarily to the 2002 Spring Break of which one week fell within the quarter ending March 31, 2002, whereas in 2001 all of Spring Break was in the following quarter. Spring Break is historically a high occupancy period which has a significant positive impact on all revenue generating activities. For the three months ending March 31, 2002, site revenue increased 34.1%, RV storage revenue increased 31.8%, and RV towing and spotting increased 81.4% over the same period in 2001. In addition, it is important to note that some revenues, specifically site, and RV towing and spotting, were impacted negatively last year due to inclement weather and subsequent flooding.

Income from Retail Operations for the three-month period ended March 31, 2002, increased $65,423, or 75.7%, above the same period in 2001. The General Store and RV Service departments contributed by increasing revenues 89.1% and 64.6% respectively. This revenue increase in the quarter ending March 31, 2002, was a result of the timing of Spring Break and favorable weather conditions. Income from Retail Operations for the six month period ending March 31, 2002, increased by $105,082, or 57.0%, over the same period ended
March 31, 2001.   This increase is a result of management's
ongoing review of retail product mix, attention to service, and staff training. The Company anticipates moderate growth in both income from resort operations and retail operations through the remainder of Fiscal Year 2002.

Operating expenses for the three-month period ending March 31, 2002, increased $105,956, or 22.4%, above the same period ended March 31, 2001, and for the six month period ending March 31, 2002, operating expenses increased by $141,191, or 14.0%, above the same period in 2001. This increase in expenses reflects maintenance projects, tree trimming and removal, medical and worker's compensation insurance, wages, and electricity. Due to the age of the Resort, the Company is undertaking maintenance activity which is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, restroom upgrades, utility improvements, and building repair. Due to the flood of March 2001, the Resort recognized substantial expenses to repair facilities and replace equipment in the quarters ending March 31, 2001, and June 30, 2001.

Cost of Goods Sold expenses for the three months ended March 31, 2002, are 65.2% compared to 57.2% for the same period in 2001. 2002 Year-to-date Cost of Goods Sold expenses were 59.4% compared to 55.8% year-to-date 2001. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three months ended March 31, 2002, is zero, as it is for the same period in 2001. This reflects the decision by the Board of Directors to pay off the note which was a result of the December 1998 purchase of property developed and opened in October 1999 as RV storage. The Company has also renewed a $500,000 line of credit in anticipation of large capital expenditures or emergencies.

Loss before provisions for taxes on income for the three-month period ended March 31, 2002, decreased by $117,277, or 81.4%, and the loss for the six months ended March 31, 2002, decreased by $103,524, or 57.3%. The decrease in loss is a reflection of this period's growth in income compared to operating expenses. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

Upon review of operational expenses, occupancy and
competition, in September 2000, the Board of Directors
decided to increase site fees, which had remained unchanged
since 1994, beginning January 1, 2001.  The Board had
previously voted to increase RV storage, towing, and set-up
fees effective October 1, 1998.   In response to increasing
operational expenses, especially utilities and labor, the Board voted again to increase all nightly rates and towing fees effective October 1, 2001.

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

LIQUIDITY
_________
The Company's plan for capital expenditures of $386,000 in Fiscal 2002 is currently on schedule with the exception of the replacement of an existing restroom which will be rescheduled. The plan includes replacing electrical pedestals, road improvements, construction of a storage building, repairs to buildings in the core area, and replacing the fence along the border with the State Campground. Funding for these projects is expected to be from revenue generated from the normal course of business. The Company's current cash position as of March 31, 2002, is $1,318,982, which is 16.4% more than the same position in 2001. This increase in cash reflects an increase in collected advance deposits and also reflects management's decision to move cash into a long term investment account. The present level of cash is being maintained in anticipation for this and next year's large capital expenditures. Management has begun the process of planning long term renovations to the Resort property which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles. The Company has also renewed its $500,000 line of credit to insure additional funds will be available, if required.

Accounts payable and accrued liabilities decreased $13,808 from the same period last year. This reflects the financial activity during this period compared to last year relative to the Company's capital projects. All undisputed payables have been paid in full according to the Company's policy.

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


                PART II - OTHER INFORMATION
              _______________________________


ITEM 1 -  LEGAL PROCEEDINGS

          No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2 -  CHANGES IN SECURITIES

          Not Applicable

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

          Not Applicable

ITEM 5 -  OTHER INFORMATION

          Not Applicable

ITEM 6 -  EXHIBITS AND REPORTS

          (a)  Exhibit Index:

                           Sequential
           Exhibit Number  Item Description    Page Number
           ______________  ________________    ___________
                 27        Financial Data
                              Schedule

                 99        Accountant's Review
                              Report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PISMO COAST VILLAGE, INC.

Date:      May 10, 2002

Signature: JERALD PETTIBONE
           ____________________________________________
           Jerald Pettibone, President


Date:      May 10, 2002

Signature: JACK WILLIAMS
           ____________________________________________
           Jack Williams, V.P. - Finance /
           Chief Financial Officer


Date:      May 10, 2002

Signature: KITTY KARSTETTER
           ____________________________________________
           Kitty Karstetter, Accounting Supervisor/
           Principal Accounting Officer

                   ACCOUNTANTS' REVIEW REPORT

Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have made a review of the balance sheets of Pismo Coast Village, Inc. as of March 31, 2002 and 2001, and the related statements of operations and retained earnings for the three and six month periods ended March 31, 2002 and 2001, and the statements of cash flows for the six month periods ended March 31, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

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

GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation

April 19, 2002

                                      PISMO COAST VILLAGE, INC.
                                           BALANCE SHEETS
                           MARCH 31, 2002 AND 2001 AND SEPTEMBER
30, 2001

                                             March 31,
September 30,     March 31,
                                               2002
2001            2001
                                           (Unaudited)
(Audited)      (Unaudited)
                                           ___________
_____________    ___________
     ASSETS
     ______
Current Assets
______________
Cash and cash equivalents                  $1,318,982
$1,121,965       $1,133,578
Accounts receivable                             9,515
8,120            6,915
Inventory                                      91,819
74,429           77,783
Current deferred taxes                         36,143
26,000           28,000
Prepaid income taxes                          112,000
            81,693
Prepaid expenses                               11,248
64,742           12,807
                                           __________
__________       __________
  Total current assets                      1,579,707
1,295,256        1,340,776

Pismo Coast Village Recreational
Vehicle Resort and Related Assets -
___________________________________
Net of accumulated depreciation             5,805,698
5,873,417        5,763,358

Other Assets                                    8,253
8,253            1,616
____________                               __________
__________       __________
  Total Assets                             $7,393,658
$7,176,926       $7,105,750
                                           ==========
==========       ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ____________________________________

Current Liabilities
___________________
Accounts payable and accrued expenses      $  136,466      $
99,039       $  150,274
Accrued salaries and vacation                  40,180
105,794           37,011
Rental deposits                               623,914
326,648          576,330
                                           __________
__________       __________
  Total current liabilities                   800,560
531,481          763,615

Long-Term Liabilities
_____________________
Long-term deferred taxes                      104,875
111,000           98,500
                                           __________
__________       __________

  Total liabilities                           905,435
642,481          862,115
                                           __________
__________       __________

Stockholders' Equity
____________________
Common stock - no par value, issued
  and outstanding 1,800 shares              5,647,708
5,647,708        5,647,708
Retained earnings                             840,515
886,737          595,927
                                           __________
__________       __________
  Total stockholders' equity                6,488,223
6,534,445        6,243,635
                                           __________
__________       __________

  Total Liabilities and Stockholders'
    Equity                                 $7,393,658
$7,176,926       $7,105,750
                                           ==========
==========       ==========

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                             PISMO COAST VILLAGE, INC.
                   STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                      (UNAUDITED)
                 THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND
2001

                                          Three Months
   Six Months
                                         Ended March 31,
 Ended March 31,
                                        2002         2001
2002         2001
                                      ___________________
________________________

Income
______

Resort operations                     $563,246     $414,788
$1,094,769     $933,305
Retail operations                      151,795       86,372
289,573      184,491
Interest income                          5,595        9,133
12,291       20,210
                                      ________     ________
__________    _________
  Total income                         720,636      510,293
1,396,633    1,138,006
                                      ________     ________
__________    _________

Cost and Expenses
_________________

Operating expenses                     578,281      472,325
1,149,244    1,008,053

Cost of goods sold                      99,097       49,473
172,086      103,023
Depreciation                            81,960       75,000
164,323      150,000
                                      ________     ________
__________    _________
  Total cost and expenses              759,338      596,798
1,485,653    1,261,076
                                      ________     ________
__________    _________

Loss from operations                   (38,702)     (86,505)
(89,020)    (123,070)
                                      ________     ________
__________    _________

Other Income (Expense)
______________________
Other income (expense)                  12,003      (62,670)
12,003      (62,670)
Gain on sale of fixed assets                          5,200
              5,200
                                      ________     ________
__________    _________
  Total other income (expense)          12,003      (57,470)
12,003      (57,470)
                                      ________     ________
__________    _________

Loss Before Provision for Income Tax   (26,699)    (143,975)
(77,017)    (180,540)

Income Tax Expense (Benefit)           (10,668)     (57,838)
(30,795)     (73,000)
                                      ________     ________
__________    _________

Net Loss                              $(16,031)    $(86,137)
(46,222)    (107,540)
                                      ========     ========

Retained Earnings
_________________
Beginning of period
886,737      703,467

__________    _________

End of period
$840,515     $595,927

==========    =========
Net Loss Per Share                      $(8.91)     $(47.85)
$(25.68)     $(59.74)
                                      ========     ========
==========    =========


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                               PISMO COAST VILLAGE, INC.
                         STATEMENTS OF CASH FLOWS (UNAUDITED)
                       SIX MONTHS ENDED MARCH 31, 2002 AND 2001

                                               2002
      2001
                                      _____________________
________________________


Cash Flows From Operating Activities
____________________________________
Net loss                                           $(46,222)
           $(107,540)
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
    Depreciation                      $164,323
$150,000
    Gain on sale of fixed assets
(5,200)
    Decrease in accounts receivable     (1,395)
 322
    (Increase) decrease in inventory   (17,390)
(6,017)
    Decrease (increase) in current
      deferred taxes                   (10,143)
2,000
    Increase in prepaid income taxes  (112,000)
(81,693)
    Decrease in prepaid expenses        53,494
18,750
    Increase in accounts payable
      and accrued expenses              37,427
79,117
    Decrease in accrued salaries
      and vacation                     (65,614)
(60,523)
    Increase in rental deposits        297,266
286,477
    Decrease in income taxes payable
(7,000)
    (Decrease) increase in long-term
      deferred taxes                    (6,125)
3,500
                                      ________
________
      Total adjustments                             339,843
             379,733
                                                  _________
           _________
      Net cash provided by
        operating activities                        293,621
             272,193

Cash Flows From Investing Activities
____________________________________
Capital expenditures                  (107,121)
(165,350)
Insurance reimbursement for fixed
 asset additions                        10,517
Proceeds on sale of fixed assets
5,200
                                      ________
_______
  Net cash used in investing
    activities                                      (96,604)
             (160,150)
                                                    _______
              _______

  Net increase in cash and cash
    equivalents                                     197,017
              112,043

Cash and Cash Equivalents - Beginning
  of Period                                       1,121,965
            1,021,535
                                                 __________
           __________
Cash and Cash Equivalents - End
  of Period                                      $1,318,982
           $1,133,578
                                                 ==========
           ==========


Schedule of Payments of Interest and Taxes
__________________________________________
Payments for interest                            $   -
           $   -
Payments for income tax                          $80,000
           $81,693

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                 PISMO COAST VILLAGE, INC.
              NOTES TO FINANCIAL STATEMENTS
                       (UNAUDITED)
      MARCH 31, 2002 AND 2001 AND SEPTEMBER 30, 2001


Note 1 - Summary of Significant Accounting Policies
___________________________________________________

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

Earnings (Loss) Per Share
_________________________
The earnings (loss) per share is based on the 1,800 shares issued and outstanding.

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2002 AND 2001 AND SEPTEMBER 30, 2001
PAGE 2


Note 1 - Summary of Significant Accounting Policies (Continued)
_______________________________________________________________


Advertising
___________
The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $17,790 and $24,944 for the six months ended March 31, 2002 and 2001, respectively, and $52,282 for the year ended September 30, 2001. No advertising expense was capitalized in prepaid expense as of March 31, 2002 and 2001 or September 30, 2001.

Note 2 - Pismo Coast Village Recreational Vehicle Resort
         and Related Assets
________________________________________________________

At March 31, 2002, September 30, 2001 and March 31, 2001, property and equipment included the following:

                                      March 31, 2002  September
30, 2001  March 31, 2001
                                      ______________
__________________  _______________

Land                                    $3,475,836
$3,208,617        $3,384,420
Building and resort improvements         5,846,353
6,486,043         5,823,728
Furniture, fixtures, equipment and
  leasehold improvements                   625,287
413,687           660,958
Transportation equipment                   340,088
338,110           292,009
Construction in progress                   257,938
2,441           107,240
                                        __________
__________        __________
                                        10,545,502
10,448,898        10,268,355
Less: accumulated depreciation          (4,739,804)
(4,575,481)       (4,504,997)
                                        __________
__________        __________
                                        $5,805,698
$5,873,417        $5,763,358
                                        ==========
==========        ==========

Note 3 - Line of Credit
_______________________
The Company renewed its revolving line of credit of $500,000.
The interest rate is variable at one percent over prime, with an initial rate of 8 percent expiring March 2003. The purpose of the loan is to augment operating cash needs in off-season months. There were no outstanding amounts as of March 31, 2002 and 2001 and September 30, 2001.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2002 AND 2001 AND SEPTEMBER 30, 2001
PAGE 3


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

Note 5 - Income Taxes
_____________________
The provision for income taxes is as follows:

                                March 31, 2002     March 31, 2001
                                ______________     ______________
  Income tax expense (benefit)     $(30,795)          $(73,000)
                                   =========          =========

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


Note 6 - Operating Leases
_________________________
The Company leases two pieces of property to use as storage lots. One is leased under a cancelable month-to-month lease. The other was renewed January 1, 2001, for five years. Monthly lease payments are currently $2,410 and are increased annually based on the Consumer Price Index.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2002 AND 2001 AND SEPTEMBER 30, 2001
PAGE 4


Note 6 - Operating Leases (Continued)
_____________________________________

Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

     Year Ended March 31,
             2003                      $28,920
             2004                       28,920
             2005                       28,920
             2006                       21,690
                                       -------
                                      $108,450
                                      ========

Rent expense under these agreements was $31,799 and $33,104 for the six months ended March 31, 2002 and 2001, respectively, and $66,568 for the year ended September 30, 2001.

Note 7 - Employee Retirement Plans
__________________________________
The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all qualified full- and part-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan was $6,004 and $6,046 for the six months ended March 31, 2002 and 2001, respectively, and $11,041 for the year ended September 30, 2001.

Note 8 - Other Expenses
_______________________
The resort experienced a flood during the early part of March 2001, which resulted in the Company incurring additional costs for repairs and reconstruction of administrative office and other areas. These costs are included in other expense on the income statement.