Form 10QSB
period 2002-06-30
PISMO COAST VILLAGE INC
filed 2002-08-09
CIK 216877

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS
SUBJECT TO THE 1934 ACT REPORTING REQUIREMENTS

                    FORM 10-QSB

    U.S. SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C.  20549

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
    OF THE EXCHANGE ACT

    For the transition period from _____ to _____

         Commission file number #0-8463

             PISMO COAST VILLAGE, INC.
__________________________________________________
     (Exact name of small business issuer as
             specified in its charter)

        California                95-2990441
__________________________________________________
(State or other jurisdiction   (IRS Employer I.D.
    of incorporation or              Number)
       organization

            165 South Dolliver Street,
          Pismo Beach, California  93449
__________________________________________________
     (Address of Principal Executive Offices)

  (Issuer's telephone number)   (805) 773-5649

__________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

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

                       PART I
                      ________

                 Financial Information
                _______________________

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

Resort Operations Income for the three-month period ended June 30, 2002, increased $31,783, or 4.5%, from the same period in 2001. Retail
Operations Income increased $42,591, or 23.0%, for the same quarter. The increase in Resort
Operations is a result of higher transient occupancy due to favorable weather conditions, a site rate increase, and a 15.3% increase in storage and spotting activity. For the nine-month period ending June 30, 2002, Resort Operations increased $193,247, or 11.8%, from the same period in 2001. Retail Operations increased $147,673, or
40.0%, from the same nine-month period in 2001.
The increase in Resort Operations Income for the nine-month period is a result of a rate increase effective October 1, 2001, and a 21.7% increase in RV storage and spotting revenue. While the Company recognizes flooding of the Resort on March 5, 2001 had a negative affect on revenue, the total impact has not been determined. Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Operating Expenses for the quarter ended June 30, 2002, increased $88,185, or 15.8%, from the same period in 2001. This increase in expense is a result of increased labor and labor associated expenses, and necessary operational expenses to prepare for the Spring and Summer seasons.
Operating Expenses for the nine-month period ended
June 30, 2002, increased $229,376, or 14.6%, from
the same period in 2001. In addition to labor related expenses, this is primarily reflecting aggressive tree maintenance, legal and accounting fees associated with an Internal Revenue Service tax audit, and expenses necessary to operate a quality resort that is 29 years old.

Cost of Goods Sold for 2002 are within projected levels at 44.5% for the quarter and 52.8% year-to-date. Cost of Goods Sold for 2001 were 54.5% and 55.1% respectively.

Interest Expense for the three-month and nine month periods ended June 30, 2002, remains at zero as it was the previous year. This elimination of interest expense reflects the note payoff resulting from the purchase of an RV storage property which became a Company asset on December
31, 1998. The Company has increased its available line of credit to $500,000. Further details regarding financing are found in the Liquidity section below.

Net Income for the quarter ending June 30, 2002, decreased by $10,766, or 11.4%, as compared with the same period ending June 30, 2001. Net income for the nine months ending June 30, 2002 increased by $75,436, compared with the same period ending
June 30, 2001. This is a result of an extraordi-nary expense of $87,554, reflected last year due to damages sustained from a flooding event on March 5, 2001. The last quarter of 2002 is expected to provide adequate resources for con-tinuing business and provide for planned capital expenditures. Of the last ten years, with each year-end being profitable, the Company has shown losses from $42,475 to $229,759 as of the end of the first nine months. Losses during this period are consistent with the seasonal occupancy of a tourist-oriented business.

Upon review of occupancy, competition, and expenses, in June of 2001, the Board of Directors elected to increase site fees beginning October 1, 2001. Due to the current impact of utility and labor associated costs on profitability, the Board felt this action was necessary. The Board had previously approved an increase in site fees effective January 1, 2001, following a period of unchanged site rates since 1994.

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

LIQUIDITY
The Company's plan for capital expenditures of $386,000 in Fiscal Year 2002 is currently on schedule with the exception of the replacement of an existing restroom which will be rescheduled.
The construction of a block wall along the common border with the State Campground, demolition and construction of a new storage building, road repair, some electrical pedestal replacement, and door replacement in all buildings in the Square area have been completed. Funding for these projects is expected to be from revenue generated from the normal course of business. The Company's current cash position as of June 30, 2002, is $1,301,174, compared to $930,488 for the previous year. This cash position is a result of an increase in rental deposits, and anticipation of large capital and maintenance expenditures.

Capital projects are designed to enhance the marketability of the camping sites and enhance support facilities. Recognizing the age of the Resort and increased demands resulting from modern recreational vehicles, the Board has directed management to provide plans to update and improve accommodations of the Resort. Future renovation would include new utilities, larger sites, improved site access, new restroom facilities, and additional amenities.

Accounts Payable and accrued liabilities increased
$59,069, to an amount of $178,425 for June 30, 2002, compared to the same period ending 2001.
This increase was primarily due to increased inventory and timing of payment of monthly liabilities. All undisputed payables have been paid in full according to the Company's policy.

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


           PART II - OTHER INFORMATION
          _____________________________

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

         Exhibit  Sequential Item  Page Number
         Number     Description

           27     Financial Data Schedule
           99     Accountant's Review Report

                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PISMO COAST VILLAGE, INC.


Date:       AUGUST 9, 2002

Signature:  /S/ JERALD PETTIBONE
            Jerald Pettibone, President


Date:       AUGUST 9, 2002

Signature: /S/ JACK WILLIAMS
           Jack Williams, V.P. Finance /
           Chief Financial Officer

Date:      AUGUST 9, 2002

Signature: /S/ KITTY KARSTETTER
           Kitty Karstetter, Accounting Supervisor
           /(Principal Accounting Officer)

            ACCOUNTANTS' REVIEW REPORT
            __________________________

Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have made a review of the balance sheets of Pismo Coast Village, Inc. as of June 30, 2002 and
2001, and the related statements of operations and retained earnings for the three month and nine month periods ended June 30, 2002 and 2001, and the statements of cash flows for the nine month periods ended June 30, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

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


GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
San Luis Obispo, California

July 17, 2002

                    PISMO COAST VILLAGE, INC.
                         BALANCE SHEETS
          JUNE 30, 2002 AND 2001 AND SEPTEMBER 30, 2001

                             June 30,   September 30,  June 30,
                               2002        2001          2001
                           (Unaudited)   (Audited)   (Unaudited)
                            __________  ____________  __________

  ASSETS
Current Assets
Cash and cash equivalents  $1,479,599    $1,121,965   $1,049,844
Accounts receivable             8,113         8,120        6,880
Inventory                      96,506        74,429       84,350
Current deferred tax assets    49,311        26,000       29,700
Prepaid income taxes          152,000                    122,313
Prepaid expenses                8,500        64,742        3,524
                            _________     _________   __________
Total current assets        1,794,029     1,295,256    1,296,611

Pismo Coast Village Recreational
 Vehicle Resort and Related Assets -
 Net of accumulated depreciation
                            5,832,367     5,873,417    5,937,898
Other Assets                    8,253         8,253        8,253
                            _________     _________   __________
Total Assets               $7,634,649    $7,176,926   $7,242,762
                           ==========    ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and
 accrued liabilities       $  178,425    $   99,039   $  119,356
Accrued salaries & vacation    44,237       105,794       39,907
Rental deposits               683,417       326,648      669,742
Income taxes payable           43,188
                            _________     _________   __________
 Total current liabilities    949,267       531,481      829,005

Long-Term Liabilities
Long-term deferred taxes      113,219       111,000      100,300
                            _________     _________   __________
 Total liabilities          1,062,486       642,481      929,305
                            _________     _________   __________

Stockholders' Equity
Common stock - no par value,
 issued & outstanding
 1,800 shares               5,647,708     5,647,708    5,647,708
Retained earnings             924,455       886,737      665,749
                            _________     _________   __________
 Total stockholders'
  equity                    6,572,163     6,534,445    6,313,457
                            _________     _________   __________

Total Liabilities &
 Stockholders' Equity      $7,634,649    $7,176,926   $7,242,762
                           ==========    ==========   ==========


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                  PISMO COAST VILLAGE, INC.
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                          (UNAUDITED)
        THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                       Three Months             Nine Months
                      Ended June 30,           Ended June 30,
                     2002       2001           2002      2001
                  __________  _________    __________  __________
Income
Resort operations $  732,528  $  700,745   $1,827,297  $1,634,050
Retail operations    227,376     184,785      516,949     369,276
Interest income        4,929       7,318       17,220      27,528
                  __________  __________   __________  __________
 Total income        964,833     892,848    2,361,466   2,030,854
                  __________  __________   __________  __________

Costs and Expenses
Operating expenses   644,836     556,651    1,794,080   1,564,704
Cost of goods sold   101,206     100,656      273,292     203,679
Depreciation          81,960      82,335      246,283     232,335
                  __________  __________   __________  __________
Total costs &
 expenses            828,002     739,642    2,313,655   2,000,718
                  __________  __________   __________  __________
Income from
 operations          136,831     153,206       47,811      30,136
                  __________  __________   __________  __________

Other Income (Expense)
Other income (expense)                         12,003    (87,554)
Gain on sale of fixed assets                                5,200
                                           __________  __________
 Total other income (expense)                  12,003    (82,354)
                                           __________  __________

Income (Loss) Before
 Provision for Taxes 136,831     153,206       59,814    (52,218)

Income Tax Expense
 (Benefit)            52,891      58,500       22,096    (14,500)
                  __________  __________   __________  __________

Net Income (Loss) $   83,940    $ 94,706       37,718    (37,718)
                  ==========  ==========

Retained Earnings -
 Beginning of Period                          886,737     703,467
                                           __________  __________

Retained Earnings -
 End of Period                             $  924,455  $  665,749
                                           ==========  ==========

Net Income (Loss)
 Per Share          $  46.63    $  52.61     $  20.95  $  (20.95)
                    ========    ========     ========  ==========

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                      PISMO COAST VILLAGE, INC.
                      STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
              NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                             2002                   2001
                     _____________________ ______________________
Cash Flows From Operating Activities
Net income (loss)               $   37,718            $  (37,718)
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities:
Depreciation         $  246,283            $  232,335
Loss on sale of fixed assets                   (5,200)
Change in assets & liabilities
 increasing (decreasing) cash:
 Accounts receivable          7                   357
 Inventory              (22,077)              (12,584)
 Current deferred taxes (23,311)                  300
 Prepaid income taxes  (152,000)             (122,313)
 Prepaid expenses        56,242                28,033
 Other assets                                  (6,637)
 Accounts payable &
  accrued liabilities    79,386                48,199
 Accrued salaries &
   vacation             (61,557)              (57,627)
 Rental deposits        356,769               379,889
 Income taxes payable    43,188                (7,000)
 Long-term deferred
  taxes                   2,219                 5,300
                     __________            __________
 Total adjustments                 525,149               483,052
                                __________            __________
 Net cash provided
  by operating activities          562,867               445,334

Cash Flows From Investing Activities
Capital expenditures   (215,750)             (422,225)
Insurance reimbursement for
 fixed asset additions   10,517
Proceeds on sale of
 fixed assets                                   5,200
                     __________            __________
 Net cash used in investing
  activities                      (205,233)             (417,025)
                                __________            __________

Net increase in cash &
 cash equivalents                  357,634                 28,309

Cash and Cash Equivalents -
 Beginning of Period             1,121,965              1,021,535
                                __________            __________

Cash and Cash Equivalents -
 End of Period                  $1,479,599             $1,049,844

                                ==========             ==========
Supplemental Disclosure of Cash Flow Information
Cash paid for income tax        $  120,000             $  122,313

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

            PISMO COAST VILLAGE, INC.
          NOTES TO FINANCIAL STATEMENTS
                    (UNAUDITED)
AS OF JUNE 30, 2002 AND 2001 AND SEPTEMBER 30, 2001

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

Building and resort
  improvements                        5 to 40 years
Furniture, fixtures, equipment &
  leasehold improvements              5 to 31.5 years
Transportation equipment              5 to 10 years

D.  Earnings (Loss) Per Share
The earnings (loss) per share is based on the 1,800 shares issued and outstanding.

E.  Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with a maturity of six months or less when purchased, to be cash equivalents.

F.  Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principle requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2002 AND 2001 AND SEPTEMBER 30, 2001
PAGE 2

Note 1 - Summary of Significant Accounting Policies
         (Continued)

G.  Revenue and Cost Recognition

The Company's revenue is recognized on the accrual basis as earned based on the date of stay.
Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

H.  Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $27,149 and $35,020 for the nine months ended June 30, 2002 and 2001, respectively, and $52,282 for the year ended September 30, 2001. There was no advertising expense capitalized in prepaid expense.

Note 2 - Pismo Coast Village Recreational Vehicle
Resort and Related Assets


At June 30, 2002, September 30, 2001 and June 30, 2001,
property and equipment included the following:

                             June 30,  September 30,    June 30,
                               2002        2001          2001
                            __________  ____________  ___________

Land                        $3,475,836  $ 3,208,617  $ 3,449,870
Building & resort
 improvements                5,943,052    6,486,043    5,823,728
Furniture, fixtures,
 equipment & leasehold
 improvements                  625,287      413,687      660,958
Transportation
 equipment                     340,088      338,110      357,655
Construction in progress       269,869        2,441      233,019
                           ___________  ___________  ____________
                            10,654,132   10,448,898   10,525,230
Less: accumulated
 depreciation               (4,821,765)  (4,575,481)  (4,587,332)
                           ___________  ___________  ____________
                           $ 5,832,367  $ 5,873,417  $ 5,937,898
                           ===========  ===========  ============

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2002 AND 2001 AND SEPTEMBER 30, 2001
PAGE 3


Note 3 - Line of Credit

The Company has a revolving line of credit for $500,000. The interest rate is variable at one percent over prime, with an initial rate of 8 percent expiring
March 2003. The purpose of the loan is to augment operating cash needs in off-season months. There were no outstanding amounts as of June 30, 2002 and 2001 and September 30, 2001.

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

Note 5 - Income Taxes

The provision for income taxes is as follows:

                         June 30, 2002    June 30, 2001
                         _____________    _____________
Income tax
 expense (benefit)       $      22,096    $    (14,500)
                         =============    =============

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2002 AND 2001 AND SEPTEMBER 30, 2001
PAGE 4

Note 6 - Operating Leases

The Company leases two pieces of property to use as storage lots. One is leased under a cancelable month-to-month lease. The other was renewed January 1, 2001, for five years. Monthly lease payments are currently $2,410 and are increased annually based on the Consumer Price Index. Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

  Year Ending June 30,
          2003                 $    28,920
          2004                      28,920
          2005                      28,920
          2006                      14,460
                               ___________
                               $   101,220
                               ===========

Rent expense under these agreements was $48,904 and $49,711 for the nine months ended June 30, 2002 and 2001, respectively, and $66,568 for the year ended
September 30, 2001.

Note 7 - Employee Retirement Plans

The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the plan was $8,875 and $8,518 for the nine months ended June 30, 2002 and 2001, respectively, and $11,041 for the year ended September 30, 2001.

Note 8 - Other Expenses

The resort experienced a flood during the early part of March 2001, which resulted in the Company incurring additional costs for repairs and reconstruction of administrative office and other areas. These costs are included in other expenses on the statement of operations and retained earnings.