Form 10KSB
period 2002-09-30
PISMO COAST VILLAGE INC
filed 2002-12-26
CIK 216877

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
             TO THE 1934 ACT REPORTING REQUIREMENTS

              U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [Fee Required]

     For the Fiscal Year ended September 30, 2002

                  Commission file number 0-8463

                      PISMO COAST VILLAGE, INC.
           (Name of small business issuer in its charter)

          California                       95-2990441
________________________________      _________________________
(State or other jurisdiction           (IRS Employer ID No.)
of incorporation or organization)

        165 South Dolliver Street, Pismo Beach, CA  93449
       ____________________________________________________
      (Address of Principal Executive Offices)   (Zip Code)

             Issuer's telephone number (805)773-5649

Securities registered pursuant to Section 12(b) of the Exchange
Act:

    Title of Each Class                 Name of Each Exchange
                                         on Which Registered.
           N/A                                    N/A

Securities registered pursuant to Section 12(g) of the Exchange
Act:

                            Common Stock
                          _________________
                           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  XX YES        NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. XX

State issuer's revenues for its most recent fiscal year.
$3,692,130.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act). $23,814,000.00

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
1,800

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

     COMPETITION
The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities which include 26 Channels of Satellite TV, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service which includes RV storage and RV repair and service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In Fiscal Year 1999, Pismo Coast Village, Inc., was awarded the designation of RV Park of the Year, Mega Park Category 1999, by the California Travel Parks Association (CTPA). In November 1999, Pismo Coast Village, Inc. was awarded the designation of RV Park of the Year, Large Park Category 1999, by the National Association of RV Parks and Campgrounds (ARVC) which has a membership of more than 3,600 properties. These factors allow the Resort to price its site rental fees above most of its competition based on perceived value received.

Competition for the tourist market is keen between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and Business Improvement Group and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's Internet web page to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $46,365 for Fiscal Year 2002 which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

     EMPLOYEES
As of September 30, 2002, the Company employed approximately 45 people with 21 of these on a part-time basis and 24 on full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-Season. Staffing levels during the fiscal year ranged from approximately 38 employees to 54 employees. Management considers its labor relations to be good.

     ADDITIONAL INFORMATION
The Company has remained conservative when considering rates and rate increases. After five years of unadjusted rates, experiencing increasing expenses, and conducting a local comparative rate study, the Board voted to increase selected nightly rates effective January 1, 2001. Subsequently, in response to increasing operational expenses, especially related to utilities and labor, the Board voted to increase all nightly rates effective October 1, 2002. These new rates range from $29 to $32 per night during the off-season and $36 to $40 per night during prime time. It is anticipated the proposed rates will continue to market site usage at is highest value and not negatively impact the Company's ability to capture an optimum market share.

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

In 1980 the Company purchased a 2.1 acre parcel of real property located at 2250 22nd Street, Oceano, California, at a price of $66,564. The property is being used by the Company as a storage facility for recreational vehicles. The storage capacity of this lot is approximately 123 units.

In 1981 the Company exercised an option and purchased a 3.3 acre parcel located at 300 South Dolliver Street, Pismo Beach,
California, at a price of $300,000. The property, which previously had been leased by the Company, is used primarily as a recreational vehicle storage yard. The storage capacity of this lot is approximately 220 units.

In 1988, the Company purchased approximately 0.6 acres of property at 180 South Dolliver Street, Pismo Beach, California, across the street from the main property, consisting of a large building with a storefront and one large maintenance bay in the rear. Also, on the property is a smaller garage-type building with three parking stalls. The Company enlarged its recreational vehicle repair operation, added RV storage for approximately eleven units and developed the storefront into a RV parts store. The property was purchased for $345,000, of which $300,000 was financed and paid in full during Fiscal Year 1997.

On December 31, 1998, the Company closed escrow on a parcel of property to be developed as an additional RV storage facility. The 5.5 acre property is located in Oceano adjacent to existing Company RV storage. On October 14, 1999, construction was completed and the Company received County approval to occupy the premises. The property was purchased for $495,000, of which $395,000 was financed. Development cost amounted to $195,723 and was allocated from operational cash flow.

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

1. TRAILER STORAGE YARDS. In 1986 the Company leased a parcel of land 100 feet wide by 1,600 feet long from the Union Pacific Railroad Corporation. The property is being used by the Company as a storage facility for recreational vehicles. Capital improvements in the amount of $40,000 were made to this property, which provides storage for approximately 160 units. The property was leased for $950 per month the first year, $1,400 per month for the second year, with continuing years tied to the "CPI" Index, or Fair Market Value of the property according to the lease agreement. During Fiscal Year 2002, lease payments were made in the amount of $39,411, Fiscal Year 2003 lease payments will be $39,954, and Fiscal Year 2004 lease payments will be $39,954, plus applicable changes in index or valuation.

In 1991, the Company developed a lease for a five-acre RV storage lot at the Oceano Airport clear zone as storage for approximately 350 RV's. This lot was developed to replace a 100-unit storage lot that was closed when the lease was not renewed. The original lease on the storage lot was for five years and the Company has recently executed a third five-year option with the County of San Luis Obispo. Construction was completed in January 1992 and capital improvements in the amount of $330,768 were made to this property of which $300,000 was financed and paid in full during Fiscal 1997.

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 for the second year and continuing years are tied to the "CPI" index. During Fiscal Year 2002, lease payments were made in the amount of $26,727, Fiscal Year 2003 lease payments will be $29,448 plus applicable changes in index, and Fiscal Year 2004 lease payments will be $29,448 plus index changes.

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


1. RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC. This agreement is dated November 1, 2002 and pursuant to this agreement the Company granted Coin Amusements, Inc., the concession to operate various coin-operated game units at the Resort. The one year term expires on October 31, 2003, and continued renewal is expected without significant impact.

2. WEB SERVICE COMPANY, GOLETA, CA. The five-year lease expired on July 22, 2002, and was reissued for a seven-year period which will expire on October 31, 2009, and grants to Web Service Company the right to place and service coin-operated laundry machines at the Resort on a 50-50 basis for all revenues derived from their use. On October 10, 2002, Web replaced all 18 washers and 18 dryers with new equipment. Continued renewal is expected without significant impact.

ITEM 3  LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

Paragraph inapplicable.


                             PART II

ITEM 5  MARKET FOR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

(a.) There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company shares as Pismo Coast Investments. The last transaction the Company is aware of occurred on September 30, 2002, at a price of $13,500 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

(b.) The approximate number of holders of the Company's common stock on September 30, 2002 was: 1,536.

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

CURRENT OPERATING PLANS
The Board of Directors continues its previously established policy by adopting a stringent, conservative budget for Fiscal Year 2003, which projects a positive cash flow of approximately $737,771 from operations. While the Company projects a positive cash flow, this cannot be assured for Fiscal Year 2003. Capital expenditures planned for 2003 include the continued enhancement of RV sites and services, a new trailer towing vehicle, and the replacement of two existing restroom facilities. These investments are projected to be approximately $650,000, some of which can be deferred, if necessary. These proposed capital improvements will be funded from cash from operations, from existing working capital, and, if necessary, from financing obtained by the Company. Thus, budgeted cash flow for the year is expected to be within the Company's capabilities based on its present working capital position.

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

Net cash provided by operating activities totaled $658,743 in 2002, compared to $609,147 in 2001. These fluctuations are primarily a result of increased revenues, deferred income tax, depreciation, loss on disposal of fixed assets, and increase in prepaid expenses.

During Fiscal Year 2002, cash investments of $263,296 included the construction of a new storage building, road paving, drainage and fencing for RV storage lots, electrical pedestals, rental bikes, garbage compactor, street sweeper, preliminary developmental expenses for 2003 capital projects, and the construction of a new concrete block wall along the common property line with the State Campground. During Fiscal Year 2001, cash investments of $431,251 included the construction of a new restroom, road paving, drainage and repairs to Storage Lot A, electrical pedestals, a maintenance truck, purchase of a used backhoe, rental bikes, modification of a tow truck, and a new trailer tow truck.

The Company has continued to maintain sufficient cash from operations to not require the addition of long-term debt during 2001 or 2002. With the possibility of requiring additional funds for planned capital improvements and winter season, the Company established a $500,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal Year 2002's current ratio (current assets to current liabilities) of 2.95 increased from Fiscal Year 2001's current ratio of 2.44. The increase in current ratio is the result of increased cash and cash equivalents and decreased accounts payable and accrued liabilities.

Working Capital increased to $1,100,512 at the end of Fiscal Year
2002 compared with $763,775 at year end Fiscal Year 2001. This increase is a result of eliminating all long-term debt, anticipating planned capital improvements, development of cash reserves, and deferment of capital projects that have not detrimentally affected current operations.

CAPITAL RESOURCES AND PLANNED EXPENDITURES
The Company plans capital expenditures of $650,000 in Fiscal Year 2003 to further enhance the resort facilities and services, demolish and construct two restroom facilities, renovate and upgrade thirty-five campsites, and purchase a new tow vehicle. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

     RESULTS OF OPERATIONS

YEAR TO YEAR COMPARISON

INCOME: Increased over the prior fiscal year ended September 30, 2001, by $393,467, or 11.9%.


                      INCOME BY SEGMENT

                              2002            2001
                              ____            ____


OCCUPANCY
% of Shareholder Site Use     22.9%           22.2%
% of Paid Site Rental         46.8%           49.9%
% Total Site Occupancy        69.7%           72.1%
% of Storage Rental           98.0%           91.9%
  Average Paid Site          $30.51          $27.36

RESORT OPERATIONS
Site Rental                $2,085,403       $1,991,638
Storage Operations           $616,877         $513,824
Support Operations           $155,278         $138,180
                           __________       __________
  Total                    $2,857,558       $2,643,642

RETAIL OPERATIONS
Store                        $517,222         $417,630
RV Repair/Parts store        $282,288         $197,378
                           __________       ___________
  Total                      $799,510         $615,008

INTEREST INCOME               $21,958          $40,013

OTHER INCOME                  $13,104             -0-
                           __________       __________

TOTAL INCOME               $3,692,130       $3,298,663
                           ==========       ==========

Occupancy rates on the above table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, Laundromat, recreational activities, and other less significant sources.

2002 COMPARED WITH 2001
Resort operations income increased $213,916, or 8.1%, primarily due to a $103,055, or 20.0%, increase in RV storage and spotting activity. Also, the Resort realized an increase of $93,764, or 4.7%, in site revenue compared to the previous year. Site revenue increased regardless of a 6.1% decrease in paid site occupancy, and reflects a price increase implemented on October 1, 2001. While the Company recognized flooding of the Resort on March 5, 2001 had a negative impact on occupancy and revenue for the previous fiscal year, the total impact has not been determined. Occupancy projections continue to look strong as the local region enjoys mild weather and an ongoing positive trend of outdoor recreation and camping.

Retail operations income increased $184,502, or 30.0%, due to a 23.8% increase in General Store sales and a 43.0% increase in RV Shop activity. These increases are a result of management's continuing program to increase retail from increased occupancy and efforts to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service.

Interest Income decreased 45.1% as a result of current financial institution trends, even with the Company carrying higher cash balances through most of the year. These increased cash balances are due to the Company anticipating capital expenditures to improve the Resort's facilities and services, and the increase in advanced deposits for future reservations.

Operating Expenses increased $306,453, or 14.0%, as a result of payroll, employee health insurance, workers' compensation insurance, electricity, repairs and maintenance, and contracted services. Maintaining the conservative approach, most expense items were managed well below Plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Depreciation Expense increased 6.5% due to the purchase of equipment, property improvements, and elimination of the assets deemed to no longer have a useful life.

Interest Expense continues to be zero ($0) due to early payoff of the note payable for the purchase of the RV storage property.

Loss on Disposal of Fixed Assets for 2002 of $383, represents the reclassification of certain assets determined no longer to have a useful life and were disposed of.

Income before provision for taxes on income of $433,366 is reflective of the Company's current pricing policies and continuing efforts to maximize resort services and value. Income exceeded management's plan of operations for Fiscal Year 2002.

Net income increased by $106,096, or 57.9%, primarily due to increased revenues when compared to the previous year. Expenses resulting from the March 2001 flood and loss on disposal of fixed assets contributed to additional expenses reflected in the previous year. This is the thirteenth consecutive year of positive net income for the Company.

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

DISCLOSURE CONCERNING WEBSITE ACCESS TO COMPANY REPORTS

The Company makes available on its website, www.pismocoastvillage.com, access to its annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-KSB, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities & Exchange Commission.

ITEM 7  FINANCIAL STATEMENTS

                   INDEPENDENT AUDITORS' REPORT
                   ____________________________



Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California 93449

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (a California corporation) as of September 30, 2002 and 2001, and the related statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


/s/   GLENN, BURDETTE, PHILLIPS & BRYSON


Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation

October 24, 2002


                    PISMO COAST VILLAGE, INC.
                         BALANCE SHEETS
                   SEPTEMBER 30, 2002 AND 2001
                  _____________________________

                                         2002           2001
                                     ____________  ______________

                     ASSETS
                   _________

Current Assets
______________

Cash and cash equivalents            $  1,486,370  $  1,121,965
Accounts receivable                         9,101         8,120
Inventory                                  81,585        74,429
Current deferred taxes                     34,000        26,000
Prepaid expenses                           53,476        64,742
                                     ____________   ____________
 Total current assets                   1,664,532     1,295,256

Pismo Coast Village Recreational

Vehicle Resort and Related Assets - net
_______________________________________

                                        5,830,562     5,873,417

Other Assets                               12,737         8,253
                                     ____________  _____________

 Total Assets                        $  7,507,831  $  7,176,926
                                     ============  =============


        LIABILITIES AND STOCKHOLDERS' EQUITY
       ______________________________________


Current Liabilities
___________________

Accounts payable and
 accrued liabilities                 $     79,605  $     99,039
Accrued salaries and vacation             100,505       105,794
Rental deposits                           383,910       326,648
                                     ____________  _____________
 Total current liabilities                564,020       531,481

Long Term Liabilities
_____________________

Long-term deferred taxes                  120,000       111,000
                                     ____________  _____________

 Total liabilities                        684,020       642,481
                                     ____________  _____________

Stockholders' Equity
____________________

Common stock - no par value, issued
 and outstanding 1,800 shares           5,647,708     5,647,708
Retained earnings                       1,176,103       886,737
                                     ____________  _____________
 Total stockholders' equity             6,823,811     6,534,445
                                     ____________  _____________

Total Liabilities and Stockholders'
 Equity                               $ 7,507,831  $  7,176,926
                                     ============  =============

The accompanying notes are an integral part of these financial statements.


                    PISMO COAST VILLAGE, INC.
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
             YEARS ENDED SEPTEMBER 30, 2002 AND 2001
          ______________________________________________



                                          2002           2001
                                     ____________  _____________

Income
______

Resort operations                    $  2,857,558  $  2,643,642
Retail operations                         799,510       615,008
Interest income                            21,958        40,013
Other income                               13,104
                                     ____________  _____________
 Total income                           3,692,130     3,298,663
                                     ____________  _____________

Costs and Expenses
__________________

Operating expenses                      2,493,428     2,186,975
Cost of goods sold                        428,142       340,727
Depreciation                              336,811       316,335
Other expense                                            54,383
Loss on sale of fixed assets                  383        66,973
                                     ____________  _____________
 Total costs and expenses               3,258,764     2,965,393
                                     ____________  _____________

Income Before Provision for
 Taxes on Income                          433,366       333,270
____________________________

Provision for taxes on income             144,000       150,000
                                     ____________  _____________

Net Income                                289,366       183,270
__________

Retained Earnings
_________________
Beginning of Year                         886,737       703,467
                                     ____________  _____________

End of Year                          $  1,176,103  $    886,737
                                     ============  =============

Earnings Per Share                   $     160.76  $     101.82
__________________                   ============  =============

The accompanying notes are an integral part of these financial statements.


                     PISMO COAST VILLAGE, INC.
                     STATEMENTS OF CASH FLOWS
              YEARS ENDED SEPTEMBER 30, 2002 AND 2001
              _______________________________________

                                          2002           2001
                                     ____________  ____________

Cash Flows From Operating Activities
____________________________________

Net income                           $    289,366  $    183,270
                                     ____________  _____________
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
Depreciation                              336,811       316,335
Deferred income tax                         1,000        20,000
Loss on disposal of fixed assets              383        66,973
Increase in accounts receivable              (981)         (883)
Increase in inventory                      (7,156)       (2,663)
Decrease (increase) in prepaid
 expenses                                  11,266       (33,185)
Increase in other assets                   (4,484)       (6,637)
(Decrease) increase in accounts
 payable and accrued liabilities          (19,434)       27,882
(Decrease) increase in accrued
 salaries and vacation                     (5,289)        8,260
Increase in rental deposits                57,262        36,795
Decrease in income taxes payable                         (7,000)
                                     ____________  _____________
  Total adjustments                       369,378       425,877
                                     ____________  _____________

  Net cash provided by operating
   activities                             658,744       609,147
                                     ____________  _____________

Cash Flows From Investing Activities
____________________________________

Proceeds from sale of assets               10,513         5,900
Capital expenditures                     (304,852)     (514,617)
                                     ____________  _____________

  Net cash used in investing
   activities                            (294,339)     (508,717)
                                     ____________  _____________

Net increase in cash and
 cash equivalents                         364,405       100,430

Cash and Cash Equivalents -
 Beginning of Year                      1,121,965     1,021,535
___________________________          ____________  _____________

Cash and Cash Equivalents -
 End of Year                         $  1,486,370  $  1,121,965
___________________________          ============  =============

Schedule of Payments of Interest and Taxes
__________________________________________

Payments for income tax              $    162,582  $    162,933
                                     ============  =============

The accompanying notes are an integral part of these financial statements.


                    PISMO COAST VILLAGE, INC.
                  NOTES TO FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2002 AND 2001
                  _____________________________


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

C.  Property and Equipment
    ______________________

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is computed using an accelerated method based on the cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:

     Building and park improvements            5 to 40 years
     Furniture, fixtures, equipment and
      leasehold improvements                   5 to 31.5 years
     Transportation equipment                  5 to 10 years

D.  Earnings Per Share
    __________________

The earnings per share are based on the 1,800 shares issued and outstanding.

E.  Cash and Cash Equivalents
    _________________________

For purposes of the statements of cash flows, the Company considers all highly liquid investments including certificates of deposit with a maturity of nine months or less when purchased, to be cash equivalents.

F.  Concentration of Credit Risk
    ____________________________

At September 30, 2002, the Company had cash deposits in excess of the $100,000 federally insured limit with Washington Mutual Bank of $1,662, with Los Padres Bank of $796 and Santa Lucia Bank of $901,372. Santa Lucia Bank however has entered into a "contract for deposit of moneys" for $1,500,000 with the Company. This contract states that Santa Lucia Bank will keep as security for the Company's deposits up to $1,500,000 in U.S. Treasury securities with City National Bank of Beverly Hills. The Company receives statements quarterly from City National Bank indicating the funds held in trust.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001
PAGE 2
______________________________

G.  Use of Estimates
    ________________

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

H.  Revenue and Cost Recognition
    ____________________________

The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

I.  Advertising
    ___________

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $46,365 and $52,282 for the years ended September 30, 2002 and 2001, respectively.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and
Related Assets
______________________________________________________________


At September 30, 2002 and 2001, property and equipment, which are recorded at cost, included the following:

                                         2002          2001
                                     ____________  _____________

  Land                               $  3,208,617  $  3,208,617
  Building and park improvements        6,677,338     6,486,043
  Furniture, fixtures, equipment and
   leasehold improvements                 487,551       413,687
  Transportation equipment                332,271       338,110
  Construction in progress                 21,959         2,441
                                     ____________  _____________
                                       10,727,736    10,448,898
Less: accumulated depreciation         (4,897,174)   (4,575,481)
                                     ____________  _____________
                                     $  5,830,562  $  5,873,417
                                     ============  =============

Note 3 - Line of Credit
_______________________

The Company has a revolving line of credit for $500,000. The interest rate is variable at one percent over prime, with an initial rate of 5.75 percent expiring March 2003. The purpose of the loan is to augment operating cash needs in off-season months. There were no outstanding amounts as of September 30, 2002 or 2001.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001
PAGE 3
_____________________________


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

Note 5 - Income Taxes
_____________________

The provision for income taxes consists of the following components:



                                          2002           2001
                                          ____           ____
Current:
 Federal                             $    108,000  $    102,000
 State                                     36,000        28,000
                                     ____________  _____________
                                          144,000       130,000

Deferred:
 Federal                                    1,000        19,000
 State                                     (1,000)        1,000
                                     ____________  _____________

                                     $    144,000  $    150,000
                                     ============  =============

The deferred tax assets (liabilities) are comprised of the following:

                                          2002          2001
                                          ____          ____


Depreciation                         $   (120,000) $   (111,000)
                                     ____________  _____________
 Total gross deferred tax
  liabilities                            (120,000)     (111,000)
                                     ____________  _____________

Vacation accrual                           15,000        10,000
Miscellaneous                              19,000        16,000
                                     ____________  _____________

 Total gross deferred tax assets           34,000        26,000
                                     ____________  _____________

                                     $    (86,000) $    (85,000)
                                     ============  =============


PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001
PAGE 4
_____________________________


Note 5 - Income Taxes (Continued)
__________________________________


The above deferred tax assets (liabilities) consist of the following temporary differences:


                               2002                  2001
                        ___________________  ___________________
                        Current   Long-term  Current   Long-term
                        ________ __________  _________ _________

Deferred tax assets:
  Federal              $  31,000 $           $  24,000 $
  State                    3,000                 2,000
Deferred tax liabilities:
  Federal                          (96,000)              (89,000)
  State                            (24,000)              (22,000)
                       _________ _________   _________ _________

                       $  34,000 $(120,000)  $  26,000 $(111,000)
                       ========= =========   ========= =========

The effective income tax rate varies from the statutory federal income tax rate as follows:


                                          2002           2001
                                         ______         _______

Statutory federal income tax rate         34.0%          34.0%
Increase (decrease):
 State income taxes,
  net of federal benefit                   5.4            5.9
 Effective rate change on deferred taxes                 (0.2)
                                         ______         _______

    Effective Income Tax Rate             39.4%          39.7%
                                         ======         =======


PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001
PAGE 5
_____________________________
Note 6  Operating Expenses
__________________________

Operating expenses for the years ended September 30, 2002 and 2001, consisted of the following:

                                          2002           2001
                                          ____           ____

Direct labor                         $    759,882  $    675,022
Administrative salaries                   223,045       216,233
Insurance                                 213,491       148,166
Payroll tax expense                        84,485        76,509
Employee travel and training               16,511        18,205
Property taxes                             48,981        54,655
Taxes and licenses                          6,770         4,591
Corporation expense                        44,807        41,750
Advertising and promotion                  46,365        52,282
Telephone                                  30,606        28,610
Security                                   98,490        82,411
Office supplies and expense                49,569        46,494
Custodial supplies                         15,307        11,948
Recreational supplies                      16,258         9,283
Professional services                      65,970        28,955
Retail operating supplies                   5,095         6,402
Repairs and maintenance                    93,459        93,764
Contract services                         137,968       105,241
Equipment lease                             4,215         1,686
Utilities                                 320,225       258,317
Auto and truck expense                     36,379        39,580
Rent - storage lots                        66,138        66,568
Bad debts                                     111         1,448
Service charges                            63,153        53,886
Uniforms                                   12,733        14,535
Miscellaneous                              33,415        50,434
                                     ____________  ____________
Total Operating Expenses             $  2,493,428  $  2,186,975
                                     ============  ============


PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001
PAGE 6
_____________________________


Note 7 - Operating Leases
_________________________

The Company leases two pieces of property to use as storage lots. One is leased under a cancelable month-to-month lease. The other was renewed effective January 1, 2001, for six years with an option to extend for an additional five years. Monthly lease payments are currently $2,454 and are increased annually based on the Consumer Price Index. Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

     Year Ended September 30,
     ________________________

              2003              $  29,444
              2004                 29,444
              2005                 29,444
              2006                 29,444
              2007                  7,361
                                _________
                                $ 125,137
                                =========

Rent expense under these agreements was $66,138 and $66,568 for the year ended September 30, 2002 and 2001, respectively.

Note 8 - Employee Retirement Plans
__________________________________

The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan, which is reported under direct labor, for the year ended September 30, 2002 and 2001, is $11,810 and $11,041, respectively.

Note 9 - Contingent Liability
_____________________________

The Company is currently undergoing an audit by the Internal
Revenue Service. The outcome of the audit cannot reasonably be determined. Should the Company have an unfavorable outcome, the impact to the financial statements could be material.

                 INDEPENDENT AUDITORS' REPORT
                  ON ADDITIONAL INFORMATION
                 ____________________________



Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California 93449

Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2002 and 2001, appears on page 3. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of operations (unaudited) for the three months ended September 30, 2002 and 2001, are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and, accordingly we express no opinion on it.



/s/ GLENN, BURDETTE, PHILLIPS AND BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation


October 24, 2002

                   PISMO COAST VILLAGE, INC.
              STATEMENTS OF OPERATIONS (UNAUDITED)
         THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         ______________________________________________

                                         2002           2001
                                     ____________   ____________

Income
______

Resort operations                    $ 1,030,261   $ 1,009,592
Retail operations                        282,561       245,732
Interest income                            4,738        12,485
Other income                               1,101
                                     ___________   ___________
  Total income                         1,318,661     1,267,809

Costs and Expenses
__________________

Operating expenses                       699,348       622,271
Cost of goods sold                       154,850       137,048
Depreciation                              90,528        84,000
Other expense                                          (33,172)
Loss on sale of fixed asset                  383        72,173
                                     ___________   ___________
Total costs and expenses                 945,109       882,320
                                     ___________   ___________

Income Before Provision
 For Taxes On Income                     373,552       385,489
_______________________

Provision for taxes on income            121,904       164,500
                                     ___________   ___________

Net Income                           $   251,648   $   220,989
__________                           ===========   ===========

Earnings Per Share                   $    139.80   $    122.77
__________________                   ===========   ===========


ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                            PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) The Company's Directors were chosen at the Shareholder's Annual Meeting on January 19, 2002. Director Edward Hinds, Jr. submitted his resignation from the Board of Directors on September 30, 2002. At the Board of Directors Meeting held November 9, 2002, shareholder Louis Benedict was duly nominated and elected to fill the seat vacated by Mr. Hinds until the next election at the Annual Shareholders' Meeting set for January 18, 2003. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

(b) The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no familial relationship between the Directors nor between the Directors and the Officers. There is no understanding or agreement under which the Directors hold office.

HOWARD ALLARD, Director
Howard Allard, age 77, resides at 5161 Diablo Drive, Sacramento, California 95842. He has a Master's degree in education administration from California State University, Sacramento. He was an elementary school principal in the Rio Linda Union School District for 29 years prior to retirement in 1985. He has been a partner since 1978 in Allard Enterprises which maintains rental properties, and he has also been a partner since 1982 in Allard Limousine. Mr. Allard has served on the Board for 22 years, including three years as President, two years as Secretary, and one year as Vice President - Administration.

LOUIS BENEDICT, Director
Louis Benedict is 75 years old and resides at 20955 De Mina Street, Woodland Hills, California 91364. Mr. Benedict served in the U. S. Navy from 1944 to 1946, and again during the Korean War, from 1952 to 1953. He attended the University of Southern California, majoring in electrical engineering, and following that, earned a B. S. degree in Electrical Engineering at the University of Colorado. Mr. Benedict was employed from 1957 to 1962 as a Project Engineering Manager with Lockheed Missiles and Space, from 1962 to 1964 as a Vice President with William A. Revelle Corporation, and from 1964 to 1966 as an Engineering Section Manager with Lockheed Missiles and Space. From 1966 to 1975 he was employed as the Director of Sub-Contract Administration with Litton Industries, from 1975 to 1994 as Vice -President of Contract Administration for Datametrics Corporation, and from 1994 to 1998 as a consultant in the field of U S Defense Contracts Administration. Mr. Benedict retired in 1998. He was duly nominated and elected by the Board on November 9, 2002, to fill a vacancy created by the resignation of Edward Hinds, Jr.


KURT BRITTAIN, Director and Vice President - Secretary
Kurt Brittain is 72 years old and resides at 12105 Center Avenue, San Martin, California 95046. After his Marine Corps service, he was employed for more than 33 years by Orange County California, until his retirement in 1986. His background includes public works, flood control and manager of the county's harbors, beaches and parks system. He was in charge of three harbors, seven beaches and more than 26 parks, three of which were camping parks. He has completed extension courses in business administration, management, recreation and real estate. Mr. Brittain was elected to serve as Vice President - Secretary at the Board of Directors Meeting held September 21, 2002, to fill a vacancy in that office created by the resignation of Edward Hinds, Jr. He has served on Board for ten accumulative years, from 1990 to 1999, and from January 2002 to present, serving one year as Vice President - Administration, one year as Vice President - Secretary, and five years as Executive Vice President.

ALBERT BROWN, Director
Albert Brown is 79 years old. He resides at 22718 Lone Eagle Road, Apple Valley, California 92308. He was employed at Hughes Aircraft for 20 years, from 1945 to 1965, TRW Systems for 3.5 years, from 1965 to 1968, and Rohr Industry, Inc., for 11.5 years, from 1968 until his retirement in 1979. He worked his way up from being an assembler to a senior industrial engineer, reporting directly to the manager of industrial engineering. He has completed extensive continued education in the field of industrial engineering at U.S.C. He has served on the Board of Directors for 18 years, including two years as Vice President - Administration.

HARRY BUCHAKLIAN, Director
Harry Buchaklian is 70 years old. He resides at 1361 East Ticonderoga Drive, Fresno California 93720. He has a B.A. degree from C.S.U.F. in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career has included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College and technical supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He has served on the Board for 18 accumulative years, including most recently from September 1995 to present, serving one year as Executive Vice President.

J. RUSSELL CARLSON, Director
J. Russell Carlson is 59 years old. He resides at 1286 West Eymann Avenue, Reedley, California 93654. He holds a B. A. degree in music education and a California Life Teaching Credential from CSU Fresno. Mr. Carlson taught instrumental music for twenty-one years in Reedley and Visalia, California, prior to his retirement in June 2002. Prior to teaching, he worked as service manager for American Air Company and Sequoia Plumbing, a mechanical engineer and plumbing company in Visalia, California for eight years. He also owned a Napa Auto Parts store in Exeter, California for eight years. Mr. Carlson has served on the Board for one year.

DOUGLAS EUDALY, Director
Douglas Eudaly, age 71, resides at 3918 North Carruth Avenue, Fresno California 93705-2001. He has an Associate of Arts Degree from Fresno City College in elementary education, and a Bachelor's degree in elementary education from Fresno State College. He has done doctoral studies at Nova University in Ft. Lauderdale, Florida, and received a Ph.D. from Clayton Theological Institute in Clayton, California. He holds Life Teaching Credentials for Elementary and Junior High School, and Administrative Credentials for preschool through adult school. He retired from the Fresno Unified School District in 1991 with 31 years of service credit the last five years as program director for the Disability Awareness Program. Dr. Eudaly was President of the Fresno Teacher's Association in 1970-71, as well as chairman of the District's Negotiating Council, and served one term as Chief Negotiator. He served three years as President of the Board of Directors for Friendship Center for the Blind, and as chairman of several advisory committees for food banks and other nonprofit organizations. He served over three years as the Deacon Chairman at the Evangelical Free Church of Fresno. Dr. Eudaly has served on the Board for one year.

WILLIAM L. FISCHER, Director
William (Bill) Fischer, age 68, resides at 1947 Sienna Lane, Simi Valley, California 93065. He has been married 46 years and served in the U. S. Air Force during the Korean War. Mr. Fischer is a graduate of California State University, Northridge with a B. S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company's Corporate Office as an accounting supervisor. Subsequently, Texaco, Inc., acquired Getty Oil in 1985 and he was promoted to Manager of Benefits Plans Accounting. Mr. Fischer was responsible for the Savings/Thrift, 401-K, and ESOP Plans Administration until 1989 when he elected early retirement. He has active Real Estate Broker and Tax Preparer licenses. He is a member of the Veterans of Foreign Wars and Knights of Columbus. He looks forward to contributing his financial background to the Board of Directors. Mr. Fischer has served on the Board for one year.

NORMAN GOULD, Director
Norman Gould is 83 years old. He resides at 10597 Road 30, Madera, California 93637. He has a B.A. in education and an M.A. in administration. His occupation prior to retirement in 1987 was as the superintendent of schools for Madera County. He was a member of the board of directors of Kingsview, Inc., from 1968 to 1980 and held the positions of vice chairman and chairman of the board. He is currently on the board of directors of Valley Teen Ranch, Inc. Mr. Gould is currently president of the California Retired Teachers Association, a nonprofit corporation. He has served on the Board for 25 accumulative years, including most recently from March 1993 to present, serving nine years as President, one year as Treasurer and two years as Secretary.

R. ELAINE HARRIS, Director
R. Elaine Harris is 64 years old. She resides at 3418 El Potrero Lane, Bakersfield, California 93304. Mrs. Harris retired in October 1990 from Pacific Telephone with 31 years service, starting in the business office, then advancing to facility administrator the last ten years of that time. She was active with the Jaycettes Club and has worked on several political campaigns. She is now enjoying retirement and feels very blessed serving on the Board for the past three years. She is looking forward to continuing serving the shareholders.

GLENN HICKMAN, Director and Executive Vice President
Glenn Hickman is 69 years old. He resides at 3584 West Wathen Avenue, Fresno, California 93711. He has a B. A. in Business and a secondary teaching credential from Fresno State University. His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal Resources, a subsidiary of Shell Oil Company. Mr. Hickman has served on the Board for four years, and is currently serving as Executive Vice President.

TERRIS HUGHES, Director
Terris (Terry) Hughes, is 53 years old and resides at 2426 Sunset Street, Wasco, California 93280. Mr. Hughes holds an A.A. degree from Bakersfield Junior College in police science. He was employed by Cal Resources LLC for 23 years, from 1973 to 1997, holding the position of senior training technician for the last 10 years of that time. He is currently employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties are to serve as a behavior-base safety advisor and provide safety training to Aera Energy LLC employees. Mr. Hughes has served on the Board for seven years, including one year as Vice President - Policy.

RONALD NUNLIST, Director and Vice President - Policy
Ronald Nunlist, age 64, resides at 1105 Minter Avenue, Shafter, California 93263. Mr. Nunlist was employed in the oil business for many years. From 1995 to June 1997, he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. Mr. Nunlist was then employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations, from June 1997 until his retirement in June 1999. He has served on the Board for 17 years, including five years as President, and is currently serving as Vice President - Policy.

JERALD PETTIBONE, Director and President
Jerry Pettibone, age 76, resides at 4179 Court Drive, Santa Cruz, California 95062. He sold and retired from his company, Pettibone Signs, in Santa Cruz in October 1988. He started the company which operated statewide in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985-1986. He served on the board of directors of the California Electric Sign Association for 22 years and was elected a director emeritus. He has served on the Board for ten years, including three years as Chief Financial Officer, and is currently serving a sixth year as President.

THOMAS ROURKE, Director
Thomas Rourke is 65 years old. He resides at 899 Stagi Lane, Los Altos, California 94024. Mr. Rourke graduated from the University of Massachusetts in 1965 with a B.B.A. degree. He was vice president of operations at Lynch Communications, Inc., in Reno, Nevada from 1980-1982, and president of Lynch Circuits, Inc., in Sunnyvale, California from 1982-1987. He is currently president and chairman of the board of Startech Electronics, Inc., a management consulting company, in Mountain View, California, a position he has held since 1988. Mr. Rourke has served on the board for seven years, including two years as Vice President - Policy.

GARY WILLEMS, Director
Gary Willems is 48 years old. He resides at 479 South Oak Drive, Reedley, California 93654. He holds a B.A. degree in Music Education and a California Life Teaching Credential from Fresno Pacific University. Mr. Willems has been teaching music since 1977, and since 1985 has been the Director of Bands at Reedley High School. He is an active member of the California Band Directors' Association and is the Past President of Fresno and Madera Counties Music Educators' Association. Mr. Willems has served on the Board of Directors for two years.

JACK WILLIAMS, Director, Vice President - Finance, and Chief
Financial Officer
Jack Williams is 52 years old. He resides at 7801 Revelstoke Way, Bakersfield, California 93309. Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. Mr. Williams established his own C.P.A. practice in 1983. He was employed as a Financial Analyst by Texaco Oil Corporation in the Bakersfield area from 1997 until March 1999. Mr. Williams has been employed with Goodwill Industries of South Central California as a Director of Business Services since March 2000. He has served on the Board of Directors for eight years, and is currently serving a sixth year as Chief Financial Officer and Vice President - Finance.

CHARLES ZAHKA, Director
Charles Zahka, age 76, resides at 6300 Alonzo Avenue, Encino, California 91316. He retired as vice president of the Broadway Department Stores in 1990 after 20 years. He presently serves as a private management consultant. Mr. Zahka is president of the Stroke Association of Southern California and vice chairman of the Better Business Bureau of the Southland. He has served on the Board for fourteen years, including one year as Secretary and one year as President.

EDWARD HINDS, JR., Director and Vice President - Secretary
Edward (Dee) Hinds, Jr., age 75, resides at 3416 West Magill Avenue, Fresno, California 93711. Prior to his retirement in 1988, he was employed for more than 38 years by Bank of America serving as a branch officer, vice president, manager and regional credit administrator. He served on the Board for 22 years, having served as Vice President - Secretary for almost ten years. Mr. Hinds submitted his resignation at the Board Meeting held September 21, 2002. He is not seeking reelection to the Board.

               Other Officers and Key Employees:

JAY JAMISON, Assistant Corporate Secretary and General Manager Jay Jamison, 49 years old, has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. He resides at 17105 Oak Road, Atascadero, California 93422. He has a B.S. degree in agricultural management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family's guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. He is active in the Resort and Commercial Recreation Association and is also a member of the American Quarter Horse Association. Mr. Jamison was appointed to and has served as a commissioner on the Pismo Beach Conference and Visitors Bureau since February 1998, and since August 1999 has served as Chair. At the National Association of RV Parks and Campgrounds' Annual Convention in November 1999, Mr. Jamison was appointed to the ARVC Board of Directors representing the ten western states. At the 2001 Annual Convention, he was elected Treasurer of the National Association, and in November 2002, he was reelected to serve another one year term. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross.

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

REMUNERATION OF DIRECTORS

The directors received no cash remuneration for their service. However, the directors are entitled to mileage reimbursement for travel to and from meetings upon request. In addition, they are entitled to use of the Resort for attending meetings and are provided with food and refreshments in connection with Board Meetings. The aggregate value of the foregoing during the fiscal year ended September 30, 2002, was estimated at $21,237.

OPTIONS, WARRANTS OR RIGHTS

The Company has no outstanding options, warrants or rights to purchase any of its securities.

INDEBTEDNESS OF MANAGEMENT

No member of management was indebted to the Company during its last fiscal year.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) No person owns beneficially of record more than 5% of the Company's securities.

SECURITY OWNERSHIP OF MANAGEMENT

(b) The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2002:

                                             Amount of  Percent
Board Member                 Title of Class  Ownership  of Class

Howard Allard                 Common Stock    1 Share    0.056%
5161 Diablo Avenue
Sacramento CA 95842

Louis Benedict                Common Stock    1 Share    0.056%
2955 De Mina Street
Woodland Hills CA 91364

Kurt Brittain                 Common Stock    2 Shares   0.111%
12105 Center Avenue
San Martin CA 95046

Albert Brown                  Common Stock    2 Shares   0.111%
22718 Lone Eagle Road
Apple Valley CA 92308

Harry Buchaklian              Common Stock    1 Share    0.056%
1361 East Ticonderoga Drive
Fresno CA 93720

J. Russell Carlson            Common Stock    2 Shares   0.111%
1286 West Eymann Avenue
Reedley CA 93654

Douglas Eudaly                Common Stock    6 Shares   0.333%
3918 North Carruth Avenue
Fresno CA 93705

William Fischer               Common Stock    1 Share    0.056%
1947 Sienna Lane
Simi Valley CA 93065

Norman Gould                  Common Stock    1 Share    0.056%
10597 Road 30
Madera CA 93637

R. Elaine Harris              Common Stock    4 Shares   0.222%
3418 El Potrero Lane
Bakersfield CA 93304

Glenn Hickman                 Common Stock    1 Share    0.056%
3584 West Wathen Avenue
Fresno CA 93711

                                             Amount of  Percent
Board Member                 Title of Class  Ownership  of Class

Terris Hughes                 Common Stock     1 Share   0.056%
2426 Sunset Street
Wasco CA 93280

Ronald Nunlist                Common Stock     4 Shares  0.222%
1105 Minter Avenue
Shafter CA 93263

Jerald Pettibone              Common Stock     2 Shares  0.056%
4179 Court Drive
Santa Cruz CA 95062

Thomas Rourke                 Common Stock     2 Shares  0.111%
899 Stagi Lane
Los Altos CA 94024

Gary Willems                  Common Stock     2 Shares  0.111%
479 South Oak Drive
Reedley CA 93654

Jack Williams                 Common Stock     1 Share   0.056%
7801 Revelstoke Way
Bakersfield CA 93309

Charles Zahka                 Common Stock     2 Shares  0.111%
6300 Alonzo Way
Encino CA 91316

All Officers and
Directors as a Group          Common Stock    36 Shares  2.000%

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


                            PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K

(a.)  Documents Filed as Part of the Report:

    Independent Auditor's Report

    Balance Sheets as of September 30, 2002 and 2001

    Statements of Operations and Retained Earnings (Deficit) for the years ended September 30, 2002 and 2001

    Statements of Cash Flows for the years ended September 30, 2002 and 2001

    Notes to Financial Statements

(b.) Reports on Form 8-K: None have been filed during the last quarter of the period covered by this report.

                           SIGNATURES
                           __________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PISMO COAST VILLAGE, INC.

By: /s/ Jerald Pettibone                  Date: November 9, 2002
    Jerald Pettibone, President
    and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By: /s/ Kitty Karstetter                  Date: November 9, 2002
    Kitty Karstetter, Accounting Supervisor
    and Principal Accounting Officer

By: /s/ Jerald Pettibone                  Date: November 9, 2002
    Jerald Pettibone, President
    and Chairman of the Board

By: /s/ Glenn Hickman                     Date: November 9, 2002
    Glenn Hickman, Executive Vice President
    and Director

By: /s/ Kurt Brittain                     Date: November 9, 2002
    Kurt Brittain, Vice President - Secretary
    and Director

By: /s/ Jack Williams                     Date: November 9, 2002
    Jack Williams, Chief Financial Officer,
    Vice President - Finance and Director

By: /s/ Ronald Nunlist                    Date: November 9, 2002
    Ronald Nunlist, Vice President - Policy and Director

By: /s/ Howard Allard                     Date: November 9, 2002
    Howard Allard, Director

By: /s/ Louis Benedict                    Date: November 9, 2002
    Louis Benedict, Director

By: /s/ Albert Brown                      Date: November 9, 2002
    Albert Brown, Director

By: /s/ Harry Buchaklian                  Date: November 9, 2002
    Harry Buchaklian, Director

By: /s/ J. Russell Carlson                Date: November 9, 2002
    J. Russell Carlson, Director

By: /s/ Douglas Eudaly                    Date: November 9, 2002
    Douglas Eudaly, Director

By: /s/ William Fischer                   Date: November 9, 2002
    William Fischer, Director

By: /s/ Norman Gould                      Date: November 9, 2002
    Norman Gould, Director

By: /s/ R. Elaine Harris                  Date: November 9, 2002
    R. Elaine Harris, Director

By: /s/ Terris Hughes                     Date: November 9, 2002
    Terris Hughes, Director

By: /s/ Thomas Rourke                     Date: November 9, 2002
    Thomas Rourke, Director

By: /s/ Gary Willems                      Date: November 9, 2002
    Gary Willems, Director

By: /s/ Charles Zahka                     Date: November 9, 2002
    Charles Zahka, Director

                           CERTIFICATION
                           _____________


I, Jerald Pettibone, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Pismo
    Coast Village, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
    13a-14 and 15d-14) for the registrant and have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 9, 2002

Signature:  /s/  JERALD PETTIBONE

Title:      President and Chairman of the Board

                         CERTIFICATION
                         _____________


I, Jack Williams, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Pismo
    Coast Village, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
    13a-14 and 15d-14) for the registrant and have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
        "Evaluation Date"); and

    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 9, 2002

Signature: /s/ JACK WILLIAMS

Title:  Vice President - Finance and Chief Financial Officer