Form 10QSB
period 2002-12-31
PISMO COAST VILLAGE INC
filed 2003-02-11
CIK 216877

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
            TO THE 1934 ACT REPORTING REQUIREMENTS

                          FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

     For the transition period from _____ to ______

                 Commission file number #0-8463


                    PISMO COAST VILLAGE, INC.
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)


        California                             95-2990441
_________________________________________________________________
 (State or other jurisdiction of      (IRS Employer I.D. Number)
  incorporation or organization)


   165 South Dolliver Street, Pismo Beach, California  93449
_________________________________________________________________
            (Address of Principal Executive Offices)


          (Issuer's telephone number)   (805) 773-5649


________________________________________________________________
       (Former name, former address & former fiscal year,
                  if changed since last report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes ____ No_____

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

Income from Resort Operations for the three-month period ended December 31, 2002, increased $82,193, or 15.4%, from the same period in 2001. This increase is primarily due to a 9.2% increase in site revenue following a rate increase at the beginning of the period. Paid occupancy increased 3.5% over the same period the previous year. RV storage and spotting activity increased 12.2% and currently RV storage is considered operating at full capacity.

Income from retail operations increased by $20,169 for the three-month period ended December 31, 2002, 14.6% above the same period in 2001. General Store revenue increased 16.6%, and the RV Service revenue increased 16.8%, reflecting management's efforts to market services and retail merchandise, and improve customer relations.

The Company anticipates continued moderate growth in both income from resort operations and in retail operations.

Interest income decreased 36.2% for the three-month period ended
December 31, 2002, compared to the same period in 2001 due to the decline in the available interest rate. The Company has maintained cash reserves in anticipation of major capital expenditures.

Operating expenses for the three-month period ending December 31, 2002, increased $98,288, or 17.2%, above the same period ended December 31, 2001. This increase is primarily due to increased resort labor, Workman's Compensation, and temporary contracted security needs. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of Goods Sold expenses for the three-month period ended December 31, 2002, are 61.0% compared to 62.7% for the same period in 2001, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expenses for the three-month periods ended December 31, 2002 and 2001, were a zero balance. This elimination of interest expense is due to the Board's decision to pay off the note generated upon the purchase and development of the new RV storage property. The Company has increased its line of credit from $150,000 to $500,000, and currently has no outstanding balance.

Loss before provisions for taxes on income for the three-month period ended December 31, 2002, increased by $11,618 above the same period in 2001. This increase of loss is a result of increased Resort operating expenses. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

In response to increasing operational expenses, especially related to utilities and labor, the Board voted to increase all nightly rates by at least one dollar effective October 1, 2002. Due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs as higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength, and market presence will enable it to remain extremely competitive. It is anticipated the published rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

The Company is currently undergoing an audit by the Internal
Revenue Service. The outcome of the audit cannot reasonably be determined. Should the Company have an unfavorable outcome, the impact to the financial statements could be material.

LIQUIDITY
The Company plans capital expenditures of $650,000 in Fiscal Year 2003 to further enhance the resort facilities and services.
These projects include: demolish and construct two restrooms, upgrade campsites, and purchase an additional trailer tow vehicle. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

The Company's current cash position, including Certificates of Deposits, as of December 31, 2002, is $982,790, which is 30% more than the same position in 2001. This level of cash is in anticipation for this year's large capital expenditures. The Company has increased a line of credit from $150,000 to $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities decreased $22,908 from the same period last year. All undisputed payables have been paid in full accordingly to the Company's policy.

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

                  PART II - OTHER INFORMATION
                ________________________________

ITEM 1 -  LEGAL PROCEEDINGS

          No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2 -  CHANGES IN SECURITIES

          Not Applicable

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting for the shareholders of Pismo Coast Village, Inc., was held Saturday, January 18, 2003, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting the following Directors were elected to serve until the annual meeting in January 2004, or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

               Allard, Howard                     797
               Benedict, Louis                    725
               Brittain, Kurt                     745
               Brown, Albert                      780
               Buchaklian, Harry                  780
               Carlson, J. Russell                763
               Eudaly, Douglas                  2,231
               Fischer, William                   710
               Gould, Norman                      736
               Harris, R. Elaine                1,123
               Hickman, Glenn                     729
               Hughes, Terris                     707
               Nunlist, Ronald                    856
               Pettibone, Jerald                  745
               Rourke, Thomas                     741
               Willems, Gary                      732
               Williams, Jack                     809
               Zahka, Charles                     742

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matter is set forth below:

     (A) A proposal to approve the selection of Glenn, Burdette, Phillips and Bryson to serve as independent certified public accountants for the Company for the Fiscal Year
         2002-2003.

             Affirmative Votes             Negative Votes
                     839                          2

ITEM 5 - OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc., was held Saturday, January 18, 2003, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Shareholders' Meeting:

  President                                Jerald Pettibone
  Executive Vice President                 Glenn Hickman
  V.P. - Finance/Chief Financial Officer   Jack Williams
  V.P. - Policy                            Ronald Nunlist
  V.P. - Secretary                         Kurt Brittain
  Assistant Corporate Secretary/G.M.       Jay Jamison

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibit Index:
                                                   Sequential
       Exhibit Number  Item Description            Page Number
       ______________  _________________________   ___________

             27        Financial Data Schedule          **
             99        Accountant's Review Report

       ________________________________________________________

                           SIGNATURES
                          ____________

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.

Date: FEBRUARY 8, 2003

Signature: /S/ JERALD PETTIBONE
Jerald Pettibone, President

Date: FEBRUARY 8, 2003

Signature: /S/ JACK WILLIAMS
Jack Williams, V.P. - Finance /
  Chief Financial Officer

Date: FEBRUARY 8, 2003

Signature: /S/ KITTY KARSTETTER
Kitty Karstetter, Accounting Supervisor /
  Principal Accounting Officer

                     ACCOUNTANTS' REVIEW REPORT
                     __________________________

Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have made a review of the balance sheets of Pismo Coast Village, Inc. as of December 31, 2002 and 2001, and the related statements of operations and retained earnings and cash flows for the three months ended December 31, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

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

We previously audited, in accordance with U.S. generally accepted auditing standards, the balance sheet as of September 30, 2002, (presented herein) and the related statements of operations and retained earnings and cash flows for the year then ended (not presented herein); and in our report dated October 24, 2002, we expressed an unqualified opinion on those financial statements.

/s/ GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
San Luis Obispo, California

January 25, 2003

                    PISMO COAST VILLAGE, INC.
                         BALANCE SHEETS
       DECEMBER 31, 2002 AND 2001 AND SEPTEMBER 30, 2002
       _________________________________________________

                        December 31,  September 30,  December 31,
                           2002          2002            2001
                        (Unaudited)    (Audited)     (Unaudited)
                        ___________   _____________   ___________

     ASSETS
     ______

Current Assets
______________

Cash and cash
 equivalents             $1,371,020    $1,486,370    $1,069,563
Accounts receivable           7,967         9,101         9,297
Inventory                    87,022        81,585        70,304
Current deferred
 tax assets                  58,841        34,000        41,877
Prepaid income taxes         23,000                      32,000
Prepaid expenses             21,431        53,476        21,995
                         __________    __________    __________
 Total current assets     1,569,281     1,664,532     1,245,036

Pismo Coast Village Recreational
 Vehicle Resort and Related Assets -
____________________________________

 Net of accumulated
   depreciation           5,827,593     5,830,562     5,810,203

Other Assets                 12,737        12,737         8,253
____________             __________    __________    __________

 Total Assets            $7,409,611    $7,507,831    $7,063,492
                         ==========    ==========    ==========


See accountants' review report.

The accompanying notes are an integral part of these financial statements.

                        December 31,  September 30,  December 31,
                           2002          2002            2001
                        (Unaudited)    (Audited)     (Unaudited)
                        ____________  ____________   ____________

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ____________________________________

Current Liabilities
___________________
Accounts payable and
 accrued liabilities       $114,665       $79,605      $137,573
Accrued salaries and
 vacation                    41,742       100,505        37,327
Rental deposits             346,488       383,910       277,588
                         __________    __________    __________
 Total current
   liabilities              502,895       564,020       452,488

Long-Term Liabilities
_____________________

Long-term deferred taxes    118,250       120,000       106,750
                         __________    __________    __________
 Total liabilities          621,145       684,020       559,238
                         __________    __________    __________

Stockholders' Equity
____________________
Common stock - no
 par value, issued
 and outstanding
 1,800 shares             5,647,708     5,647,708     5,647,708
Retained earnings         1,140,758     1,176,103       856,546
                         __________    __________    __________
 Total stockholders'
   equity                 6,788,466     6,823,811     6,504,254
                         __________    __________    __________
 Total Liabilities and
  Stockholders' Equity   $7,409,611    $7,507,831    $7,063,492
                         ==========    ==========    ==========


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                    PISMO COAST VILLAGE, INC.
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (UNAUDITED)
          THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
          ______________________________________________


                                            2002         2001
                                            ____         ____

Income
______

Resort operations                        $613,716      $531,523
Retail operations                         157,947       137,778
Interest income                             4,270         6,696
                                      ___________    __________
 Total income                             775,933       675,997
                                      ___________    __________

Cost and Expenses
_________________

Operating expenses                        669,251       570,963
Cost of goods sold                         79,820        72,989
Depreciation                               88,798        82,363
                                      ___________    __________
                                          837,869       726,315
                                      ___________    __________

Loss Before Provision for Taxes          (61,936)       (50,318)
_______________________________

Income Tax Expense (Benefit)             (26,591)       (20,127)
____________________________          __________     __________

Net Loss                                 (35,345)       (30,191)
________

Retained Earnings -
 Beginning of Period                   1,176,103        886,737
____________________                 __________     __________

Retained Earnings -
 End of Period                        $1,140,758       $856,546
___________________                   ==========     ==========

Net Loss Per Share                       $(19.64)       $(16.77)
__________________                    ==========     ==========


See accountants' review report.
The accompanying notes are an integral part of these financial statements.


                   PISMO COAST VILLAGE, INC.
              STATEMENTS OF CASH FLOWS (UNAUDITED)
          THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                 2002               2001
                            ________________ ___________________

Cash Flows From Operating Activities
____________________________________

Net loss                            $(35,345)         $  (30,191)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
Depreciation                $88,798          $82,363
Decrease (increase) in
 accounts receivable          1,135           (1,177)
(Increase) decrease in
 inventory                   (5,437)           4,125
Increase in deferred
 tax asset                  (24,841)         (15,877)
Increase in prepaid
 income taxes               (23,000)         (32,000)
Decrease in prepaid
 expenses                    32,045           42,747
Increase in accounts payable
 & accrued liabilities       35,060           38,534
Decrease in accrued salaries
 & vacation                 (58,763)         (68,467)
Decrease in rental deposits (37,422)         (49,060)
Decrease in long-term
 deferred taxes              (1,750)          (4,250)
                             _______         ________
Total adjustments                      5,825              (3,062)
                                     _______              _______

Net cash used in
 operating activities                (29,520)            (33,253)

Cash Flows From Investing Activities
____________________________________

Capital expenditures        (85,830)         (29,666)
Insurance reimbursement for
 fixed asset additions                        10,517
                            ________         _______
Net cash used in
 investing activities                (85,830)            (19,149)
                                   __________        ____________

Net decrease in cash and
 cash equivalents                   (115,350)            (52,402)

Cash and Cash Equivalents -
 Beginning of Period               1,486,370           1,121,965
___________________________       __________          __________

Cash and Cash Equivalents -
 End of Period                    $1,371,020          $1,069,563
___________________________       ==========          ==========

Schedule of Payments of Interest and Taxes
__________________________________________

Payments for income tax              $12,065          $     -


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                    PISMO COAST VILLAGE, INC.
                  NOTES TO FINANCIAL STATEMENTS
        DECEMBER 31, 2002 AND 2001 AND SEPTEMBER 30, 2002
        __________________________________________________

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002 AND 2001 AND SEPTEMBER 30, 2002
PAGE 2

Note 1 - Summary of Significant Accounting Policies (Continued)
_______________________________________________________________

H.   Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $14,169 and $10,875 for the three months ended December 31, 2002 and 2001, respectively.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and
         Related Assets
________________________________________________________________

At December 31, 2002, September 30, 2002 and December 31, 2001, property and equipment included the following:


                          December 31, September 30, December 31,
                              2002         2002          2001
                          ____________ ____________  ____________

Land                        $3,228,862   $3,208,617   $3,208,617
Building and resort
 improvements                6,763,589    6,677,338    6,586,017
Furniture, fixtures, equipment
 & leasehold improvements      443,988      487,551      332,863
Transportation equipment       332,271      332,271      338,110
Construction in progress        44,828       21,959        2,441
                           ___________  ___________  ___________
                            10,813,538   10,727,736   10,468,048
Less: accumulated
 depreciation               (4,985,945)  (4,897,174)  (4,657,845)
                           ____________  __________   __________
                            $5,827,593   $5,830,562   $5,810,203
                           ===========   ==========   ==========


Note 3 - Line of Credit
_______________________

The Company has a revolving line of credit for $500,000. The interest rate is variable at one percent over prime, with an initial rate of 5.73 percent expiring March 2003. The purpose of the loan is to augment operating cash needs in off-season months. There were no outstanding amounts as of December 31, 2002 and 2001 and September 30, 2002.

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002 AND 2001 AND SEPTEMBER 30, 2002
PAGE 3

Note 5 - Income Taxes
_____________________

The provision for income taxes is as follows:

                            December 31, 2002  December 31, 2001
                            _________________  _________________

Income tax provision             $(26,591)          $(20,127)
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

Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

   Year Ended December 31,
   _______________________

           2003                             $29,444
           2004                              29,444
           2005                              29,444
                                            _______
                                            $88,332
                                            =======

Rent expense under these agreements was $17,319 and $17,022 for the three-month period ended December 31, 2002 and 2001, respectively.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002 AND 2001 AND SEPTEMBER 30, 2002
PAGE 4

Note 7 - Employee Retirement Plans
__________________________________

The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan was $3,138 and $3,325 for the three months ended December 31, 2002 and 2001, respectively.

                          CERTIFICATION
                          _____________

I, Jerald Pettibone, certify that:

1.  I have reviewed this annual report on Form 10-QSB of Pismo
    Coast Village, Inc.

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

Date:         February 8, 2003

Signature:    /s/  JERALD PETTIBONE

Title:        President and Chairman of the Board

                         CERTIFICATION
                         _____________

I, Jack Williams, certify that:

1.  I have reviewed this annual report on Form 10-QSB of Pismo
    Coast Village, Inc.

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

Date:         February 8, 2003

Signature:    /s/ JACK WILLIAMS

Title:        Vice President - Finance and
              Chief Financial Officer