Form 10QSB
period 2003-03-31
PISMO COAST VILLAGE INC
filed 2003-05-14
CIK 216877

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
    ACT

    For the transition period from __________ to __________

                Commission file number #0-8463

                      PISMO COAST VILLAGE, INC.
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)

         California                          95-2990441
_________________________________________________________________
(State or other jurisdiction of             (IRS Employer
 incorporation or organization)             (Identification No.)

   165 South Dolliver Street, Pismo Beach, California  93449
_________________________________________________________________
             (Address of principal executive offices)

          (Issuer's telephone number)   (805) 773-5649

_________________________________________________________________
      (Former name, former address and former fiscal year,
                  if changed since last report)

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1800

Transitional Small Business Disclosure Format (Check one):
 Yes [ ] No [X]

               PART I  - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
The following financial statements and related information are included in this Form 10-QSB, Quarterly Report.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Income from Resort Operations for the three-month period ended March 31, 2003, decreased $36,680, or 6.5%, below the same period in 2002. Resort Income for the six months ended March 31, 2003, increased $45,513, or 4.1%, from the same period ended March 31, 2002. This decrease in the quarter ending March 31, 2003 is due primarily to the 2002 Spring Break, of which one week fell within the quarter ending March 31, 2002, whereas in 2003 all of Spring Break was in the following quarter. Spring Break is historically a high occupancy period which has a significant positive impact on all revenue generating activities. For the three months ending March 31, 2002, site revenue decreased 7.8%, RV storage revenue increased 6.0%, and RV towing and spotting decreased 13.6% over the same period in 2002.

Income from Retail Operations for the three-month period ended March 31, 2003, decreased $1,387, or 0.9%, below the same period in 2002. The RV Service department contributed by increasing revenues 19.5%, and the General Store decreased revenues by 16.5%. This revenue decrease in the General Store for the quarter ending March 31, 2003 was a result of Spring Break falling in the following period. Income from Retail Operations for the six month period ending March 31, 2003, increased by $18,782, or 6.5%, over the same period ended March 31, 2002. This increase is a result of management's ongoing review of retail product mix, attention to service, and staff training. The Company anticipates moderate growth in both income from resort operations and retail operations through the remainder of Fiscal Year 2003.

Operating expenses for the three-month period ending March 31, 2003, increased $82,683, or 14.3%, above the same period ended March 31, 2002, and for the six month period ending March 31, 2003, operating expenses increased by $180,971, or 15.7%, above the same period in 2002. This increase in expenses reflects maintenance projects, tree trimming and removal, workers' compensation insurance, wages, and legal and accounting fees associated with an IRS audit. Due to the age of the Resort, the Company is undertaking maintenance activity which is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, restroom upgrades, utility improvements, and building repair.

Cost of Goods Sold expenses for the three months ended March 31, 2003, are 67.5% compared to 65.2% for the same period in 2002. 2003 Year-to-date Cost of Goods Sold expenses were 58.8% compared to 59.4% year-to-date 2002. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three months ended March 31, 2003, is $11,081, compared to zero for the same period in 2002. This reflects the decision by the Board of Directors to purchase an additional RV storage property which closed escrow February 28, 2003. This figure also includes $10,074 interest paid to the U.S. Treasury as part of the IRS audit settlement.

The Company has also renewed a $500,000 line of credit in anticipation of large capital expenditures or emergencies. This line of credit is being used as temporary financing for partial payment on land purchased as a new RV storage lot in Oceano until permanent financing has been secured.

Loss before provisions for taxes on income for the three-month period ended March 31, 2003, increased by $153,732, or 575.8%, and the loss for the six months ended March 31, 2003, increased by $165,350, or 214.7%. The increase in loss is a reflection of this period's increase in operating expenses compared to growth in income. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

Upon review of operational expenses, occupancy and competition, the Board of Directors decided to increase all nightly rates effective October 1, 2002. Due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs at higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive. It is anticipated the published rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

The Company recently underwent an audit by the Internal Revenue
Service. As a result of the audit, included in income tax expense is an additional $77,580 federal liability and an additional $20,499 state liability for the years ended September
30, 2000 and 2001.

LIQUIDITY
The Company's plan for capital expenditures of $650,000 in Fiscal 2003 is currently on schedule. These projects include demolishing and constructing two restrooms, renovate campsites, and purchase an additional trailer tow truck. Funding for these projects is expected to be from revenue generated from the normal course of business.

The Company's current cash position as of March 31, 2003, is $1,186,251, which is 10.0% less than the same position in 2002. This decrease in cash reflects current renovation project expenditures and the cash deposit for the new storage property. The present level of cash is being maintained in anticipation for this and next year's large capital expenditures. Management has begun the process of planning long term renovations to the Resort property which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles.

Accounts payable and accrued liabilities increased $40,550 from the same period last year. This reflects the financial activity during this period compared to last year relative to the Company's capital projects. All undisputed payables have been paid in full according to the Company's policy.

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

ITEM 3. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

b. Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                   PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2. CHANGES IN SECURITIES

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

ITEM 5. OTHER INFORMATION

        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit Index:

                                                    Sequential
        Exhibit Number  Item Description            Page Number
              27        Financial Data Schedule
              99        Accountant's Review Report

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PISMO COAST VILLAGE, INC.


Date:       May 13., 2003

Signature:  JERALD PETTIBONE
            Jerald Pettibone, President


Date:       May 13, 2003

Signature:  JACK WILLIAMS
            Jack Williams, V.P. - Finance/Chief Financial Officer


Date:       May 13, 2003

Signature:  KITTY KARSTETTER
            Kitty Karstetter, Accounting Supervisor/
            Principal Accounting Officer

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have made a review of the balance sheets of Pismo Coast Village, Inc. as of March 31, 2003 and 2002, and the related statements of operations and retained earnings for the six month periods ended March 31, 2003 and 2002, and the statements of cash flows for the six month periods ended March 31, 2003 and 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

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


GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation

May 6, 2003


                    PISMO COAST VILLAGE, INC.
                         BALANCE SHEETS
           MARCH 31, 2003 AND 2002 AND SEPTEMBER 30, 2002
_________________________________________________________________

                            March 31,   September 30,   March 31,
                              2003          2002          2002
                           (Unaudited)    (Audited)   (Unaudited)
                           ___________ ______________ ___________

          ASSETS

Current Assets
______________

Cash and cash equivalents   $1,186,251   $1,486,370   $1,318,982
Accounts receivable              6,802        9,101        9,515
Inventory                       97,877       81,585       91,819
Current deferred taxes                       34,000       36,143
Prepaid income taxes            62,492                   112,000
Prepaid expenses                12,412       53,476       11,248
                            __________   __________    _________
 Total current assets        1,365,834    1,664,532    1,579,707

Pismo Coast Village Recreational
  Vehicle Resort and Related Assets -
____________________________________

Net of accumulated
 depreciation                6,747,725    5,830,562    5,805,698

Other Assets                    12,737       12,737        8,253
                            __________   __________   __________
  Total Assets              $8,126,296   $7,507,831   $7,393,658
                            ==========   ==========   ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ____________________________________

Current Liabilities
___________________

Accounts payable and accrued
  expenses                  $  177,016   $   79,605   $ 136,466
Accrued salaries and
 vacation                       44,693      100,505      40,180
Current deferred taxes          12,271
Rental deposits                735,442      383,910     623,914
Line of credit                 500,000
                             _________   __________   _________
 Total current liabilities   1,469,422      564,020     800,560

Long-Term Liabilities
_____________________

Long-term deferred taxes       133,250      120,000     104,875
                            __________   __________   _________
 Total liabilities           1,602,672      684,020     905,435
                            __________   __________   _________

Stockholders' Equity
____________________

Common stock - no par value,
 issued and outstanding
 1,800 shares                5,647,708    5,647,708   5,647,708
Retained earnings              875,916    1,176,103     840,515
                            __________   __________   _________
 Total stockholders'
  equity                     6,523,624    6,823,811   6,488,223
                            __________   __________   _________
 Total Liabilities and
  Stockholders' Equity      $8,126,296   $7,507,831  $7,393,658
                            ==========   ==========   =========


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                 PISMO COAST VILLAGE, INC.
        STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (UNAUDITED)
        THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002
_________________________________________________________________

                         Three Months          Six Months
                        Ended March 31,       Ended March 31,
                       2003        2002    2003            2002
                      __________________  _____________________

Income
______

Resort operations     $526,566  $563,246  $1,140,282  $1,094,769
Retail operations      150,408   151,795     308,355     289,573
Interest income          3,562     5,595       7,832      12,291
                      ________  ________  __________ ___________
 Total income          680,536   720,636   1,456,469   1,396,633
                      ________  ________  __________  __________

Cost and Expenses
_________________

Operating expenses     660,964   578,281   1,330,215   1,149,244
Cost of goods sold     101,564    99,097     181,384     172,086
Depreciation            87,358    81,960     176,156     164,323
                       _______ ________    _________   _________
 Total cost and
  expenses             849,886   759,338   1,687,755   1,485,653
                      ________  ________  __________  __________

Loss from
 operations           (169,350)  (38,702)   (231,286)    (89,020)
                      _________  _________  __________  ________

Other Income (Expense)
______________________

Other income
 (expense)                        12,003                  12,003
Interest expense      ( 11,081)             ( 11,081)
                      ________  ________  __________  __________
 Total other income
  (expense)           ( 11,081)   12,003    ( 11,081)     12,003
                      ________  ________  __________  __________

Loss Before Provision
  for Income Tax      (180,431) ( 26,699)   (242,367)   ( 77,017)

Income Tax Expense
 (Benefit)            ( 84,411) ( 10,668)     57,820     (30,795)
                      ________  ________  __________  __________

Net Loss             $(264,842) $(16,031) $ (300,187) $  (46,222)
                     =========  ========  ==========  ==========

Retained Earnings
_________________

Beginning of period                        1,176,103     886,737
                                          __________  __________

End of period                               $875,916    $840,515
                                          ==========  ==========

Net Loss Per Share    $(147.13)  $( 8.91)  $ (166.77)  $  (25.68)
                      =========  ========  ==========  =========


See accountants' review report.
The accompanying notes are an integral part of these financial statements.


                   PISMO COAST VILLAGE, INC.
              STATEMENTS OF CASH FLOWS (UNAUDITED)
           SIX MONTHS ENDED MARCH 31, 2003 AND 2002
_________________________________________________________________


                             2003                  2002
                     ___________________  _____________________


Cash Flows From Operating Activities
____________________________________

Net loss                       $(300,187)              $ (46,222)
Adjustments to  reconcile
 net loss to net cash
 provided by operating
 activities:
  Depreciation       $ 176,156             $ 164,323
  Decrease (increase)
   in accounts
   receivable            2,299                (1,395)
  (Increase) decrease
    in inventory       (16,292)              (17,390)
  Decrease (increase)
   in current deferred
   taxes                34,000               (10,143)
  Increase in prepaid
   income taxes        (62,492)             (112,000)
  Decrease in prepaid
   expenses             41,064                53,494
  Increase in accounts
   payable and accrued
   expenses             97,411                37,427
  Decrease in accrued
   salaries and
   vacation            (55,835)              (65,614)
  Increase in rental
   deposits            351,532               297,266
 (Decrease) increase
   in deferred taxes    25,521                (6,125)
                      ________            __________
  Total adjustments              593,364                 339,843
                                ________                ________
  Net cash provided by
   operating activities          293,177                 293,621

Cash Flows From Investing Activities
____________________________________

Capital
 expenditures       (1,093,296)             (107,121)
Insurance reimbursement
 for fixed asset
 additions                                    10,517
                     __________              _______

 Net cash used in investing
    activities                (1,093,296)                (96,604)
                               _________                  ______

Cash Flows From Financing Activities
____________________________________

Increase in financing
 activities            500,000
                      ________               ________
Net cash provided by
 financing activities            500,000

Net increase in cash
 and cash equivalents           (300,119)                197,017

Cash and Cash Equivalents -
 Beginning of Period           1,486,370               1,121,965
                               _________               _________

Cash and Cash Equivalents -
 End of Period                $1,186,251              $1,318,982
                              ==========              ==========

Schedule of Payments of Interest and Taxes
__________________________________________

Payments for interest         $    1,007              $      -
Payments for income tax       $   70,865              $   81,693


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                    PISMO COAST VILLAGE, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)
           MARCH 31, 2003 AND 2002 AND SEPTEMBER 30, 2002


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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2003 AND 2002 AND SEPTEMBER 30, 2002
PAGE 2


Note 1 - Summary of Significant Accounting Policies (Continued)
_______________________________________________________________

Advertising
___________
The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $26,055 and $17,790 for the six months ended March 31, 2003 and 2002, respectively, and $46,365 for the year ended September 30, 2002. No advertising expense was capitalized in prepaid expense as of March 31, 2003 and 2002 or September 30, 2002.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and
Related Assets
____________________________________________________________
At March 31, 2003, September 30, 2002 and March 31, 2002, property and equipment included the following:

                           March 31,   September 30,   March 31,
                            2003          2002          2002
                          _________   ____________  ____________

Land                      $3,860,629    $3,208,617    $3,475,836
Building and resort
  improvements             6,691,346     6,677,338     5,846,353
Furniture, fixtures,
  equipment and leasehold
  improvements               518,729       487,551       625,287
Transportation equipment     405,578       332,271       340,088
Construction in progress     344,750        21,959       257,938
                          __________    __________    __________
                          11,821,032    10,727,736    10,545,502
Less: accumulated
  depreciation            (5,073,307)   (4,897,174)   (4,739,804)
                          __________    __________    ___________
                          $6,747,725    $5,830,562    $5,805,698
                          ==========    ==========    ==========

Note 3 - Line of Credit
_______________________
The Company renewed its revolving line of credit of $500,000.
The interest rate is variable at one percent over West Coast Prime, with an initial rate of 5.25 percent expiring March 2004. The purpose of the loan is to augment operating cash needs in off-season months. The outstanding amount for the line of credit increased to $500,000 during the quarter ended March 31, 2003. The proceeds were used as temporary financing for partial payment on land purchased as a new storage lot in Oceano. Permanent financing has not yet been secured. There were no outstanding amounts as of March 31, 2002 or September 30, 2002.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2003 AND 2002 AND SEPTEMBER 30, 2002
PAGE 3


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

Note 5 - Income Taxes
_____________________

The provision for income taxes is as follows:

                                March 31, 2003    March 31, 2002
                                ______________    ______________

  Income tax expense (benefit)     $ 57,820          $(30,795)
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


Note 6 - Operating Leases
_________________________
The Company leases two pieces of property to use as storage lots.
One is leased under a cancelable month-to-month lease. The other was renewed January 1, 2001, for five years. Monthly lease payments on the second lot are currently $2,454 and are increased annually based on the Consumer Price Index.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2003 AND 2002 AND SEPTEMBER 30, 2002
PAGE 4


Note 6 - Operating Leases (Continued)
_____________________________________
Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

     Year Ended March 31,
             2004                       29,448
             2005                       29,448
             2006                       22,086
                                       -------
                                      $ 80,982
                                      ========

Rent expense under these agreements was $34,680 and $31,799 for the six months ended March 31, 2003 and 2002, respectively, and $66,138 for the year ended September 30, 2002.

Note 7 - Employee Retirement Plans
__________________________________
The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all qualified full and part-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan was $5,619 and $6,004 for the six months ended March 31, 2003 and 2002, respectively, and $11,810 for the year ended September 30, 2002.

Note 8 - Additional Income Tax Liability
________________________________________
The company recently underwent an audit by the Internal Revenue
Service. As a result of the audit, included in income tax expense is an additional $77,580 federal liability and an additional $20,499 state liability for the years ended September
30, 2000 and 2001.

                           CERTIFICATION
                           _____________


I, Jerald Pettibone, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Pismo
    Coast Village, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
    13a-14 and 15d-14) for the registrant and have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
        (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
        Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       May 13, 2003

Signature: JERALD PETTIBONE

Title:     President and Chairman of the Board

                         CERTIFICATION
                         _____________

I, Jack Williams, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Pismo
    Coast Village, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
    13a-14 and 15d-14) for the registrant and have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
        (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
        Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       May 13, 2003

Signature:  JACK WILLIAMS

Title:      Vice President - Finance and Chief Financial Officer