Form 10QSB
period 2003-06-30
PISMO COAST VILLAGE INC
filed 2003-08-12
CIK 216877

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                           FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
     OF THE EXCHANGE ACT

     For the transition period from _____ to _____

                Commission file number #0-8463

                   PISMO COAST VILLAGE, INC.
________________________________________________________________
(Exact name of small business issuer as specified in its charter)

           California                        95-2990441
_________________________________________________________________
(State or other jurisdiction of             (IRS Employer
incorporation or organization)            Identification No.)

   165 South Dolliver Street, Pismo Beach, California  93449
_________________________________________________________________
           (Address of principal executive offices)

         (Issuer's telephone number)   (805) 773-5649

_________________________________________________________________
     (Former name, former address and former fiscal year,
                  if changed since last report)

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes [ } No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1800

Transitional Small Business Disclosure Format (Check one):
 Yes [ ] No [X]

                PART I   FINANCIAL INFORMATION

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

Resort Operations Income for the three-month period ended June 30, 2003, increased $102,192, or 14.0%, from the same period in 2002. Retail Operations Income increased $5,903, or 2.6%, for the same quarter. The increase in Resort Operations is a result of a six percent increase in occupancy, a site rate increase, and a 4.8% increase in storage and spotting activity. For the nine-month period ending June 30, 2003, Resort Operations increased $147,705, or 8.0%, from the same period in 2002. Retail Operations increased $24,685, or 4.8%, from the same nine-month period in 2002. The increase in Resort Operations Income for the nine-month period is a result of a rate increase effective October 1, 2002, increased occupancy, and a 5.6% increase in RV storage and spotting revenue. Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Operating Expenses for the quarter ended June 30, 2003, increased $27,503, or 4.3%, from the same period in 2002. This increase in expense is a result of increased labor and labor associated expenses, and necessary operational expenses to prepare for the Spring and Summer seasons. Operating Expenses for the nine-month period ended June 30, 2003, increased $208,474, or 11.6%, from the same period in 2002. In addition to labor related expenses, this is primarily reflecting aggressive tree maintenance, legal and accounting fees associated with an Internal Revenue Service tax audit, and expenses necessary to operate a quality resort that is 30 years old.

Cost of Goods Sold for 2003 are within projected levels at 50.0% for the quarter and 50.2% year-to-date. Cost of Goods Sold for 2002 were 44.5% and 52.8% respectively.

Interest Expense for the three-month and nine-month periods ended June 30, 2003, is $7,256 and $18,337 respectively, compared to zero for both periods the previous year. This expense reflects the Company acquiring new financing to supplement the purchase of an additional RV storage property which closed escrow February 28, 2003. The year to date figure also includes $10,074 interest paid to the U.S. Treasury as part of the IRS audit settlement.

Net Income for the quarter ending June 30, 2003, increased by $52,827, or 62.9%, as compared with the same period ending June 30, 2002. Net income for the nine months ending June 30, 2003, decreased by $201,138, compared with the same period ending June 30, 2002. This nine-month period figure is a result of payments for taxes and interest due to the settlement of the IRS tax audit. The last quarter of 2002 is expected to provide adequate resources for continuing business and provide for planned capital expenditures. Of the last eleven years, with each year-end being profitable, the Company has shown losses from $42,475 to $229,759 as of the end of the first nine months. Losses during this period are consistent with the seasonal occupancy of a tourist-oriented business.

Upon review of occupancy, competition, and expenses, in May of 2002, the Board of Directors elected to increase site fees beginning October 1, 2002. Due to the current impact of utility and labor associated costs on profitability, the Board felt this action was necessary.

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

The Company recently underwent an audit by the Internal Revenue Service. As a result of the audit, included in income tax expense is an additional $77,580 federal liability and an additional $19,642 state liability for the years ended September 30, 2000 and 2001.

LIQUIDITY
The Company's plan for capital expenditures of $650,000 in Fiscal Year 2003 is currently on schedule. These projects include demolishing and constructing two restrooms, renovate campsites, and the purchase an additional trailer tow truck. Funding for these projects is expected to be from revenue generated from the normal course of business.

The Company's current cash position as of June 30, 2003 is $898,640, which is 39.5% less than the previous year. This decrease in cash reflects the capital expenditure projects the Company completed during the year, and the payments as a result of the IRS audit settlement. The Company has been saving cash in anticipation of large capital and maintenance expenditures to facilitate improvements to the resort.

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

Accounts Payable and accrued liabilities increased $5,674, to an amount of $184,099 for June 30, 2003, compared to the same period ending 2002. This increase was primarily due to increased inventory and timing of payment of monthly liabilities. All undisputed payables have been paid in full according to the Company's policy.

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

                 PART II - OTHER INFORMATION

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

PISMO COAST VILLAGE, INC.


Date:       August 12, 2003

Signature:  JERALD PETTIBONE
            Jerald Pettibone, President


Date:       August 12, 2003

Signature:  JACK WILLIAMS
            Jack Williams, V.P. Finance/Chief Financial Officer


Date:       August 12, 2003

Signature:  KITTY KARSTETTER
            Kitty Karstetter, Accounting Supervisor/
             Principal Accounting Officer

                  ACCOUNTANTS' REVIEW REPORT
                  __________________________

Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. as of June 30, 2003 and 2002, and the related statements of operations and retained earnings for the three month and nine month periods ended June 30, 2003 and 2002, and the statements of cash flows for the nine month periods ended June 30, 2003 and 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with U.S. generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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


GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation

August 5, 2003


                     PISMO COAST VILLAGE, INC.
                           BALANCE SHEETS
           JUNE 30, 2003 AND 2002 AND SEPTEMBER 30, 2002
           _____________________________________________


                               June 30,  September 30,  June 30,
                                 2003         2002        2002
                             (Unaudited)  (Audited)  (Unaudited)
                             ___________  _________  ___________

          ASSETS
          ______
Current Assets
______________

Cash and cash equivalents     $  898,640  $1,486,370  $1,479,599
Accounts receivable                6,548       9,101       8,113
Inventory                        103,619      81,585      96,506
Current deferred tax assets       32,900      34,000      49,311
Prepaid income taxes             160,399                 152,000
Prepaid expenses                  35,611      53,476       8,500
                               _________  __________  __________

 Total current assets          1,237,717   1,664,532   1,794,029

Pismo Coast Village Recreational
Vehicle Resort and Related Assets-
__________________________________

Net of accumulated
 depreciation                  7,034,135   5,830,562   5,832,367

Other Assets                      12,737      12,737       8,253
                              __________   _________  __________

 Total Assets                 $8,284,589  $7,507,831  $7,634,649
                              ==========  ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ____________________________________

Current Liabilities
___________________

Accounts payable and
 accrued liabilities          $  184,099  $   79,605  $  178,425
Accrued salaries and vacation     43,375     100,505      44,237
Rental deposits                  780,924     383,910     683,417
Income taxes payable                                      43,188
Current portion of
 long-term debt                    7,209
                              __________  __________  ___________

Total current liabilities      1,015,607     564,020     949,267

Long-Term Liabilities
_____________________

Long-term deferred taxes         115,800     120,000     113,219
N/P Santa Lucia Bank             492,791
                              __________  ___________  _________


Total long-term liabilities      608,591     120,000     113,219
Total liabilities              1,624,198     684,020   1,062,486
                              __________  __________  __________

Stockholders' Equity
____________________

Common stock - no par value,
 issued and outstanding
 1,800 shares                  5,647,708   5,647,708   5,647,708
Retained earnings              1,012,683   1,176,103     924,455
                              __________  __________  __________

Total stockholders' equity     6,660,391   6,823,811   6,572,163
                              __________  __________  __________

Total Liabilities and
 Stockholders' Equity         $8,284,589  $7,507,831  $7,634,649
                              ==========  ==========  ==========


See accountants' review report.
The accompanying notes are an integral part of these financial statements.


                    PISMO COAST VILLAGE, INC.
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            (UNAUDITED)
         THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002
         __________________________________________________

                        Three Months            Nine Months
                       Ended June 30,          Ended June 30,
                      2003        2002        2003        2002
                   ______________________  ______________________

Income
______

Resort operations  $  834,720  $  732,528  $1,975,002  $1,827,297
Retail operations     233,279     227,376     541,634     516,949
                   __________  __________  __________  __________

Total income        1,067,999     959,904   2,516,636   2,344,246
                   __________  __________  __________  __________

Costs and Expenses
__________________

Operating expenses    646,284     644,836   2,002,554   1,794,080
Cost of goods sold    116,736     101,206     272,065     273,292
Depreciation           93,190      81,960     269,346     246,283
                   __________  __________  __________  __________
Total costs and
 expenses             856,210     828,002   2,543,965   2,313,655
                   __________  __________  __________  __________

Income (loss) from
 operations           211,789     131,902     (27,329)     30,591
                   __________  __________  __________  __________

Other Income (Expense)
______________________

Other income (expense)                                     12,003
Interest income         2,698       4,929      10,530      17,220
Interest expense       (7,256)                (18,337)
                   __________  __________  __________  __________

Total other income
 (expense)             (4,558)      4,929      (7,807)     29,223
                   __________  __________  __________  __________

Income (Loss) Before
 Provision for Taxes  207,231     136,831     (35,136)     59,814

Income Tax Expense     70,464      52,891     128,284      22,096
                   __________  __________  __________  __________

Net Income (Loss)  $  136,767  $   83,940    (163,420)     37,718
                   ==========  ==========

Retained Earnings - Beginning of Period     1,176,103     886,737
                                           __________  __________

Retained Earnings - End of Period          $1,012,683  $  924,455
                                           ==========  ==========

Net Income (Loss)
Per Share          $    75.98  $    46.63  $   (90.79) $    20.95
                   ==========  ==========  ==========  ==========



See accountants' review report.
The accompanying notes are an integral part of these financial statements.


                    PISMO COAST VILLAGE, INC.
              STATEMENTS OF CASH FLOWS (UNAUDITED)
       THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002
       __________________________________________________

                                2003                  2002
                       _____________________  ___________________

Cash Flows From Operating Activities
____________________________________

Net income (loss)                $ (163,420)           $   37,718
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
Depreciation          $  269,346             $246,283
Accounts receivable        2,553                    7
Inventory                (22,034)             (22,077)
Current deferred taxes     1,100              (23,311)
Prepaid income taxes    (160,399)            (152,000)
Prepaid expenses          17,865               56,242
Accounts payable and
 accrued liabilities     104,494               79,386
Accrued salaries
 & vacation              (57,130)             (61,557)
Rental deposits          397,014              356,769
Income taxes payable                           43,188
Long-term deferred
 taxes                    (4,200)               2,219
                      __________             ________

 Total adjustments                  548,609               525,149
                                 __________             _________
Net cash provided by
 operating activities               385,189               562,867

Cash Flows From Investing Activities
____________________________________

Capital expenditures  (1,472,919)            (215,750)
Insurance reimbursement for fixed
 asset additions                               10,517
                      __________             ________
Net cash used in
 investing activities            (1,472,919)            (205,233)

Cash Flows From Financing Activities
____________________________________

Proceeds from note payable for
 purchase of land       500,000
                      _________
                                    500,000
                                 __________             _________
Net increase (decrease) in cash
 and cash equivalents              (587,730)              357,634

Cash and Cash Equivalents
 - Beginning of Period            1,486,370             1,121,965
                                 __________            __________

Cash and Cash Equivalents
 - End of Period                 $  898,640            $1,479,599
                                 ==========            ==========

Supplemental Disclosure of Cash Flow Information
________________________________________________

Cash paid for income tax         $  268,784            $  120,000
Cash paid for interest           $   18,337



See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                    PISMO COAST VILLAGE, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)
      AS OF JUNE 30, 2003 AND 2002 AND SEPTEMBER 30, 2002
      ___________________________________________________


Note 1 - Summary of Significant Accounting Policies
___________________________________________________

A.  Nature of Business
    __________________

Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

B.  Inventory
    _________

Inventory has been valued at the lower of cost or market on a first-in, first-out basis. Inventory is comprised primarily of goods in the general store and RV shop.

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2003 AND 2002 AND SEPTEMBER 30, 2002
PAGE 2


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

H.  Advertising
    ___________

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $36,651 and $27,149 for the nine months ended June 30, 2003 and 2002, respectively, and $46,365 for the year ended September 30, 2002. There was no advertising expense capitalized in prepaid expense.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and
Related Assets
____________________________________________________________



At June 30, 2003, September 30, 2002 and June 30, 2002, property and equipment included the following:

                             June 30,   September 30,  June 30,
                               2003         2002         2002
                           ___________  ____________  __________

Land                       $ 3,860,629   $3,208,617   $3,208,617
Building and resort
 improvements                6,853,103    6,677,338    6,661,450
Furniture, fixtures, equipment
 & leasehold improvements      544,346      487,551      422,589
Transportation equipment       405,578      332,271      338,510
Construction in progress       536,976       21,959       22,966
                           ___________   __________   __________

                            12,200,632   10,727,736   10,654,132
Less: accumulated
 depreciation               (5,166,497)  (4,897,174)  (4,821,765)
                            __________   __________   ___________

                            $7,034,135   $5,830,562   $5,832,367
                            ==========   ==========   ==========


Note 3 - Note Payable, Line of Credit
_____________________________________

The Company obtained permanent financing and repaid their revolving line of credit, replacing it with permanent financing for $500,000. The interest rate is variable with an initial rate of 7.5% and a ceiling of 11% with a 10 year term. The purpose of the loan is to partially finance the purchase of a new storage lot. The current monthly payment including principal and interest is $3,705.39 beginning in July 2003.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2003 AND 2002 AND SEPTEMBER 30, 2002
PAGE 3

Note 3 - Note Payable, Line of Credit (Continued)
_________________________________________________

The Company also has a revolving line of credit for $500,000 expiring March 2004. The interest rate is variable at one percent over West Coast Prime, with an initial rate of 5.25 percent. The purpose of the loan is to augment operating cash needs in off-season months. There were no outstanding amounts as of June 30, 2003 and 2002 and September 30, 2002.

Future principal payments under the note payable are as follows:

     Year Ending June 30,
     ____________________

              2004               $  7,209
              2005                  7,769
              2006                  8,372
              2007                  9,022
              2008                  9,722
              Thereafter          457,906
                                 ________
                                 $500,000
                                 ========

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

Note 5 - Income Taxes
_____________________

The provision for income taxes is as follows:

                             Nine Months          Nine Months
                                Ended                Ended
                            June 30, 2003        June 30, 2002
                            _____________        _____________

     Income tax expense        $128,284             $ 22,096
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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2003 AND 2002 AND SEPTEMBER 30, 2002
PAGE 4

Note 5 - Income Taxes (Continued)
_________________________________

The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates and state taxes net of the federal tax benefit.

Included in the current income tax expense are additional amounts relating to payments generated from September 30, 2002 income tax return and amounts due to the resolution of an IRS audit for the years ending September 30, 2000 and 2001. These are considered to be incremental tax expenses for purposes of the deferred tax provision.

Note 6 - Operating Leases
_________________________

The Company leases two pieces of property to use as storage lots.
One is leased under a cancelable month-to-month lease. The other was renewed January 1, 2001, for five years. Monthly lease payments are currently $2,454 and are increased annually based on the Consumer Price Index.

The Company also leases an ATM machine for the public's use in the General Store. Lease payments on the ATM machine are $139 per month ending May 25th, 2006.

Future minimum lease payments under the second storage lot lease and an obligation to lease the ATM machine are as follows:

     Year Ending June 30,
     ____________________

             2004             $31,116
             2005              31,116
             2006              16,253
                              _______

                              $78,485
                              =======

Rent expense under these agreements was $53,383 and $48,904 for the nine months ended June 30, 2003 and 2002, respectively, and $66,138 for the year ended September 30, 2002.

Note 7 - Employee Retirement Plans
__________________________________

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the plan was $8,109 and $8,875 for the nine months ended June 30, 2003 and 2002, respectively, and $11,810 for the year ended September 30, 2002.

Note 8 - Additional Income Tax Liability
________________________________________

The Company recently resolved an audit with the Internal Revenue Service. As a result of the audit, included in income tax expense for the nine months ended June 30, 2003, is an additional $77,580 federal liability and an additional $19,642 state liability for the years ended September 30, 2000 and 2001.