Form 10KSB
period 2003-09-30
PISMO COAST VILLAGE INC
filed 2003-12-24
CIK 216877

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the Fiscal Year ended September 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________
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

             Issuer's telephone number (805)773-5649

Securities registered under Section 12(b) of the Exchange Act:

    Title of Each Class                 Name of Each Exchange
                                         on Which Registered.
           N/A                                    N/A

Securities registered under Section 12(g) of the Exchange Act:

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. XX

State issuer's revenues for its most recent fiscal year.
$3,923,747.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $30,039,000.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court [ ]Yes [ ] No

      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
1,800

          DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2004 Definitive Proxy
Statement for the Annual Meeting of Shareholders to be held
January 17, 2004 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format
(Check one): Yes __; No X

                            FORM 10-KSB
                              PART I

ITEM 1  DESCRIPTION OF BUSINESS

(a)  BUSINESS DEVELOPMENT
Pismo Coast Village, Inc., the "Registrant" or the "Company", was incorporated under the laws of the State of California on April 2, 1975. The Company's sole business is owning and operating a recreational vehicle resort (hereinafter the "Resort") in Pismo Beach, California. The Resort has continued to enhance its business by upgrading facilities and services to better serve customers.

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

     PUBLIC AND SHAREHOLDER USERS
The present policy of the Company is to offer each shareholder the opportunity for 45 days of free use of sites at the Resort, 25 days may be used during prime time and 20 days during non-prime time. The free use of sites by shareholders is managed by designating the nights of the year as prime time and non-prime time. A prime time night is one that is most in demand, for example, Memorial Day Weekend and the period from mid-June until Labor Day. Non-prime time is that time with the least demand. Each shareholder is furnished annually a calendar that designates the prime and non-prime time days; it also provides a schedule of when reservations can be made and the procedure for making reservations. Shareholders' free use of sites average approximately 21% to 23% annually, refer to Item 6 Result of Operations MD&A, page 11.

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

     COMPETITION
The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities which include 28 Channels of Satellite TV, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service which includes RV storage and RV repair and service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In Fiscal Year 1999, Pismo Coast Village, Inc., was awarded the designation of RV Park of the Year, Mega Park Category 1999, by the California Travel Parks Association (CTPA). In November 1999, Pismo Coast Village, Inc., was awarded the designation of RV Park of the Year, Large Park Category 1999, by the National Association of RV Parks and Campgrounds (ARVC) which has a membership of more than 3,600 properties. These factors allow the Resort to price its site rental fees above most of its competition based on perceived value received.

Competition for the tourist market is keen between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and Business Improvement Group and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's Internet web page to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $47,316 for Fiscal Year 2003 which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

     EMPLOYEES
As of September 30, 2003, the Company employed approximately 47 people with 22 of these on a part-time basis and 25 on full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-Season. Staffing levels during the fiscal year ranged from approximately 42 employees to 54 employees. Management considers its labor relations to be good.

     ADDITIONAL INFORMATION
The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing expenses and conducting a local comparative rate study, the Board voted to increase selected nightly rates effective October 1, 2002. Subsequently, in response to increasing operational expenses, especially related to utilities, insurance, and labor, the Board voted to increase all nightly rates effective October 1, 2003. These new rates range from $30 to $33 per night during the off-season and $37 to $41 per night during prime time. It is anticipated the proposed rates will continue to market site usage at is highest value and not negatively impact the Company's ability to capture an optimum market share.

(c)  REPORTS TO SECURITY HOLDERS

Pismo Coast Village files quarterly reports, an annual report, and periodic reports providing the public with current information about the Company and its operations with the Securities and Exchange Commission. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Additionally, the Company makes available on its website, www.pismocoastvillage.com, access to its annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-KSB, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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

On December 31, 1998, the Company closed escrow on a parcel of property to be developed as an additional RV storage facility. The 5.5 acre property is located in Oceano adjacent to existing Company RV storage. On October 14, 1999, construction was completed and the Company received County approval to occupy the premises. The property was purchased for $495,000, of which $395,000 was financed and paid in full in July 2000. Development cost amounted to $195,723 and was allocated from operational cash flow.

On February 28, 2003 the Company closed escrow on a parcel of property to be developed as an additional RV storage facility. The 4.7 acre property is located in Oceano and was purchased for $650,000 of which $500,000 was financed. The project is currently in the permitting process and is expected to accept new storage units during Fiscal Year 2004.

There is no deferred maintenance on any of the Resort's facilities. The Company's facilities are in good condition and adequate to meet the needs of the shareholder users as well as the public users. The Company continues to develop sufficient revenue from general public sites sales to support a continued positive maintenance program and to meet the demands of shareholders use of free sites.

The Resort, RV Repair Shop and Parts Store and four storage facilities constitute substantially all the Company's property, and are owned in fee. Two storage lots and beach access used by the shareholders and general public visitors are leased by the Company pursuant to the herein below described leases.

1. TRAILER STORAGE YARDS. In 1986 the Company leased a parcel of land 100 feet wide by 1,600 feet long from the Union Pacific Railroad Corporation. The property is being used by the Company as a storage facility for recreational vehicles. Capital improvements in the amount of $40,000 were made to this property, which provides storage for approximately 160 units. The property was leased for $950 per month the first year, $1,400 per month for the second year, with continuing years tied to the "CPI" Index, or Fair Market Value of the property according to the lease agreement. During Fiscal Year 2003, lease payments were made in the amount of $39,958, Fiscal Year 2004 lease payments will be $41,157, and Fiscal Year 2005 lease payments will be $39,954, plus applicable changes in index or valuation.

In 1991, the Company developed a lease for a five-acre RV storage lot at the Oceano Airport clear zone as storage for approximately 350 RV's. This lot was developed to replace a 100-unit storage lot that was closed when the lease was not renewed. The original lease on the storage lot was for five years and the Company has executed a third five-year option with the County of San Luis Obispo. Construction was completed in January 1992 and capital improvements in the amount of $330,768 were made to this property of which $300,000 was financed and paid in full during Fiscal 1997.

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 for the second year and continuing years are tied to the "CPI" index. During Fiscal Year 2003, lease payments were made in the amount of $29,747, Fiscal Year 2004 lease payments will be $30,937 plus applicable changes in index, and Fiscal Year 2005 lease payments will be $30,937 plus index changes.

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

1. RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC. This agreement is dated November 1, 2003 and pursuant to this agreement, the Company granted Coin Amusements, Inc., the concession to operate various coin-operated game units at the Resort. The one year term expires on October 31, 2004, and continued renewal is expected without significant impact.

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

3. PISMO COAST INVESTMENTS, The Company entered into an agreement with Ms. Jeanne Sousa, a California Corporations Licensed Broker for the lease of a 200-square foot building at the Resort from which she conducts sales activities in the Company's stock. The term of the lease was for three years commencing on January 1, 2001, and continued renewal is expected without significant impact. Termination or cancellation may be made by either Lessor or Lessee by giving the other party sixty
(60) days written notice.

ITEM 3  LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Paragraph inapplicable.

                             PART II

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a.)  MARKET INFORMATION

There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company shares as Pismo Coast Investments. The last transaction the Company is aware of occurred on September 30, 2003, at a price of $17,000 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

The following table sets forth the high and low closing sales prices as reported by Pismo Coast Investments for the period
October 1, 2001 to September 30, 2003.

Fiscal Year Ended September 30, 2002
____________________________________

                                            High       Low
                                          _______    _______

First Quarter                             $12,000    $11,500
Second Quarter                            $12,000    $11,500
Third Quarter                             $12,500    $12,000
Fourth Quarter                            $13,500    $12,500

Fiscal Year Ended September 30, 2003
____________________________________

                                            High       Low
                                          _______    _______

First Quarter                             $13,500    $13,500
Second Quarter                            $14,000    $14,000
Third Quarter                             $15,000    $15,000
Fourth Quarter                            $17,000    $15,000

(b.) HOLDERS
The approximate number of holders of the Company's common stock on September 30, 2003 was: 1,530.

(c.)  DIVIDENDS
The Company has paid no dividends since it was organized in 1975, and although there is no legal restriction impairing the right of the Company to pay dividends, the Company does not intend to pay dividends in the foreseeable future. The Company selects to invest its available working capital to enhance the facilities at the Resort.

(d.)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY
      COMPENSATION PLANS.
The Company does not currently have securities authorized for issuance under equity compensation plans.

(e.)  RECENT SALES OF UNREGISTERED SECURITIES: USE OF PROCEEDS
      FROM REGISTERED SECURITIES
The Company does not have sales of unregistered securities.

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Statements in this Annual Report on Form 10-KSB which express the"Belief," "Anticipation," "Intention" or "Expectation," as well as other statements which are not historical fact, and statements as to business opportunities, market conditions, and operating performance insofar as they may apply prospectively, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.

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

CURRENT OPERATING PLANS
The Board of Directors continues its previously established policy by adopting a stringent, conservative budget for Fiscal Year 2004, which projects a positive cash flow of approximately $689,362 from operations. While the Company projects a positive cash flow, this cannot be assured for Fiscal Year 2004.

Capital expenditures planned for 2004 include the continued enhancement of RV sites and services, development of a new RV storage property, road paving, entrance renovation, and a new utility pick-up. These investments are projected to be approximately $368,600, some of which can be deferred, if necessary. These proposed capital improvements will be funded from cash from operations, from existing working capital, and, if necessary, from financing obtained by the Company. Thus, budgeted cash flow for the year is expected to be within the Company's capabilities based on its present working capital position.

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

The Company completed its plan to aggressively reduce debt by eliminating, by early payoff, all outstanding loan balances in July 2000. With the purchase of a new storage property in February 2003, the Company obtained financing from a local institution. The Company continues its policy to adopt conservative budgets with managed capital outlays.

The Company has arranged a $500,000 line of credit that is currently not drawn on. The Company has no other liabilities to creditors other than current accounts payable arising from its normal day-to-day operations and advance Resort rental reservation deposits, none of which are in arrears.

The Company has recently reached a settlement with the Internal Revenue Service regarding an audit of the 1999 tax return. As a result of the audit, incremental taxes were paid to total $117,600 federal liability and an additional $30,050 state liability for the years ended September 30, 2000 and 2001. The incremental taxes related to nondeductible variable costs associated with shareholder usage of the park. The impact of these nondeductible costs for the year ending September 30, 2003, is included in the current provision for income taxes. Future impact of shareholder nondeductible variable costs will be based on a formula agreed to in the settlement of the audit.

LIQUIDITY
The Company's policy is to use its ability to generate operating cash flow to meet its expected future needs for internal growth. The Company has continued to maintain sufficient cash so as to not require the use of a short-term line of credit during the off-season period, and the Company expects to be able to do so (although no assurance of continued cash flow can be given).

Net cash provided by operating activities totaled $412,650 in 2003, compared to $658,744 in 2002. This reduction is primarily a result of deferred and prepaid income taxes, depreciation, loss on disposal of fixed assets, and increase in operational expenses.

During Fiscal Year 2003, cash investments of $989,636 included down payment for a new RV storage property, construction of two new restroom/shower facilities, complete renovation of thirty-six RV sites, purchase of a new trailer tow truck, addition to the corporate office building, and the installation of an RV storage security system. During Fiscal Year 2002, cash investments of $304,852 included the construction of a new storage building, road paving, drainage and fencing for RV storage lots, electrical pedestals, rental bikes, garbage compactor, street sweeper, preliminary developmental expenses for 2003 capital projects, and the construction of a new concrete block wall along the common property line with the State Campground.

The Company has continued to maintain sufficient cash from operations to not require the addition of long-term debt. However, with the purchase of the new RV storage property in February 2003, long term financing was acquired from a lending institution. With the possibility of requiring additional funds for planned capital improvements and winter season, the Company established a $500,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal Year 2003's current ratio (current assets to current liabilities) of 1.89 decreased from Fiscal Year 2002's current ratio of 2.95. The decrease in current ratio is the result of decreased cash and cash equivalents due to capital expenditures and increased accounts payable and accrued liabilities.

Working Capital decreased to $555,787 at the end of Fiscal Year
2003 compared with $1,100,512 at year end Fiscal Year 2002. This decrease is a result planned capital improvements and the purchase of new RV storage property.

CAPITAL RESOURCES AND PLANNED EXPENDITURES
The Company plans capital expenditures of $368,600 in Fiscal Year 2004 to further enhance the resort facilities and services, develop a new RV storage facility, and renovate twenty-seven campsites. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

     RESULTS OF OPERATIONS

YEAR TO YEAR COMPARISON

INCOME: Increased over the prior fiscal year ended September
30, 2002, by $266,679 or 7.3%.


                      INCOME BY SEGMENT
                      _________________


                              2003            2002
                              ____            ____

OCCUPANCY
% of Shareholder Site Use     23.2%           22.9%
% of Paid Site Rental         46.9%           46.8%
% Total Site Occupancy        70.2%           69.7%
% of Storage Rental           99.5%           98.0%
  Average Paid Site          $32.66          $30.51

RESORT OPERATIONS
Site Rental               $2,237,783        $2,085,403
Storage Operations          $643,233          $616,877
Support Operations          $189,756          $155,278
                          __________        __________

  Total                   $3,070,772        $2,857,558

RETAIL OPERATIONS
Store                       $531,418          $517,222
RV Repair/Parts store       $321,557          $282,288
                          __________        __________

  Total                     $852,975          $799,510

INTEREST INCOME              $12,797           $21,958

OTHER INCOME                     -0-           $13,104
                          __________        __________

TOTAL INCOME              $3,936,544        $3,692,130


Occupancy rates on the above table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, Laundromat, recreational activities, and other less significant sources.

2003 COMPARED WITH 2002
Resort operations income increased $213,214, or 7.4%, primarily due to a $152,380 or 7.3%, increase in site revenue. Also, the Resort realized an increase of $26,356, or 5.4%, in RV storage activity. Occupancy projections continue to look strong as the local region enjoys mild weather and an ongoing positive trend of outdoor recreation and camping.

Retail operations income increased $53,465, or 6.7%, due to a 2.7% increase in General Store sales and a 13.9% increase in RV Service activity. These increases are a result of management's continuing program to increase retail from increased occupancy and efforts to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service.

Interest Income decreased 41.7% as a result of current financial institution trends compounded with the Company utilizing significant cash reserves. These reserves were maintained in preparation for capital expenditure projects to improve the Resort's facilities and services.

Operating Expenses increased $281,046, or 11.3%, as a result of payroll, employee health insurance, workers' compensation insurance, property payments, repairs and maintenance, contracted services, and expenses associated with defending the IRS audit. Maintaining the conservative approach, most expense items were managed well below Plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Depreciation Expense increased 8.3% due to the purchase of equipment, property improvements, and elimination of the assets deemed to no longer have a useful life.

Interest Expense increased from zero ($0) in Fiscal Year 2002 to
$31,777 in 2003 due to financing the purchase of the new RV storage property and interest owed on taxes paid as a result of the IRS audit.

Loss on Disposal of Fixed Assets for 2003 of $38,993, represents the reclassification of certain assets determined no longer to have a useful life and were disposed of.

Income before provision for taxes on income of $303,082 is reflective of the Company's current pricing policies and continuing efforts to maximize resort services and value. This figure also represents increased depreciation, interest, and loss on sale of fixed assets.

Net income decreased by $306,834, or 106.0%, despite increased revenues over the previous year. This decrease in net income is a reflection of the substantial incremental federal and state taxes paid as a result of the Internal Revenue Service tax audit settlement. The loss of $17,468 for Fiscal Year 2003 is the first negative net income for the Company in fourteen years.

INFLATION has not had a significant impact on our profit position. The Company has increased rates which have more than compensated for the rate of inflation.

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

ITEM 7  FINANCIAL STATEMENTS

                 INDEPENDENT AUDITORS' REPORT

Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California 93449

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (a California corporation) as of September 30, 2003 and 2002, and the related statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation

October 31, 2003

                   PISMO COAST VILLAGE, INC.
                        BALANCE SHEETS
                  SEPTEMBER 30, 2003 AND 2002
_________________________________________________________________

                                             2003        2002
                                          __________ ___________
          ASSETS
          ______

Current Assets
______________

Cash and cash equivalents                 $  905,110  $1,486,370
Investment in certificate of deposit           1,109
Accounts receivable                            8,410       9,101
Inventory                                     88,175      81,585
Current deferred taxes                        34,200      34,000
Prepaid income taxes                          94,200      23,000
Prepaid expenses                              49,044      30,476
                                          __________  __________
  Total current assets                     1,180,248   1,664,532

Pismo Coast Village Recreational
Vehicle Resort and Related Assets - net    6,916,410   5,830,562
_______________________________________


Other Assets                                  17,756      12,737
____________                              __________  __________

  Total Assets                            $8,114,414  $7,507,831
                                          ==========  ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ____________________________________

Current Liabilities
___________________

Accounts payable and accrued liabilities  $   96,040  $   79,605
Accrued salaries and vacation                 94,296     100,505
Rental deposits                              427,000     383,910
Current portion of long-term debt              7,125
                                           _________  __________
 Total current liabilities                   624,461     564,020

Long-Term Liabilities
_____________________

Long-term deferred taxes                     193,900     120,000
N/P Santa Lucia Bank                         489,710
                                          __________  __________
 Total liabilities                         1,308,071     684,020
                                          __________  __________

Stockholders' Equity
____________________

Common stock - no par value, issued
 and outstanding 1,800 shares              5,647,708   5,647,708
Retained earnings                          1,158,635   1,176,103
                                          __________  __________

 Total stockholders' equity                6,806,343   6,823,811
                                          __________  __________
Total Liabilities and Stockholders'
 Equity                                   $8,114,414  $7,507,831
                                          ==========  ==========


The accompanying notes are an integral part of these financial statements.

                   PISMO COAST VILLAGE, INC.
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
             YEARS ENDED SEPTEMBER 30, 2003 AND 2002
_______________________________________________________________

                                            2003        2002
                                         __________  __________
Income
______

Resort operations                        $3,070,772  $2,857,558
Retail operations                           852,975     799,510
                                         __________  __________
 Total income                             3,923,747   3,657,068
                                         __________  __________

Costs and Expenses
__________________

Operating expenses                        2,774,474   2,493,428
Cost of goods sold                          423,423     428,142
Depreciation                                364,795     336,811
                                         __________  __________

 Total costs and expenses                 3,562,692   3,258,381
                                         __________  __________

 Income from operations                     361,055     398,687

Other Income (Expense)
______________________

Other income (expense)                                   13,104
Interest income                              12,797      21,958
Interest expense                            (31,777)
Loss on sale of fixed assets                (38,993)       (383)
                                           _________  __________

 Total other income (expense)               (57,973)     34,679
                                           _________  _________


Income Before Provision
for Income Taxes                            303,082     433,366

Income Tax Expense                          320,550     144,000
__________________                         ________  ___________

Net Income (Loss)                           (17,468)    289,366
_________________

Retained Earnings-
Beginning of Year                         1,176,103     886,737
__________________                       __________  ___________


Retained Earnings-End of Year            $1,158,635  $1,176,103
_____________________________            ==========  ==========

Net Income (Loss) Per Share                 $ (9.70)   $ 160.76
___________________________              =========== ==========


The accompanying notes are an integral part of these financial statements.

                 PISMO COAST VILLAGE, INC.
                  STATEMENTS OF CASH FLOWS
           YEARS ENDED SEPTEMBER 30, 2003 AND 2002
________________________________________________________________

                                            2003         2002
                                         ___________  __________

Cash Flows From Operating Activities
____________________________________

Net income (loss)                        $  (17,468)  $  289,366
                                                      __________

Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
Depreciation                                364,795      336,811
Deferred income tax                          73,700        1,000
Loss on disposal of fixed assets             38,993          383
(Increase) decrease in accounts receivable      691         (981)
Increase in inventory                        (6,590)      (7,156)
(Increase) decrease in prepaid expenses     (18,568)      34,266
Increase in prepaid income taxes            (71,200)     (23,000)
Increase in other assets                     (5,019)      (4,484)
Increase (decrease) in accounts payable
 and accrued liabilities                     16,435      (19,434)
(Decrease) in accrued salaries and vacation  (6,209)      (5,289)
Increase in rental deposits                  43,090       57,262
                                         __________  ___________

 Total adjustments                          430,118      369,378
                                         __________  ___________

Net cash provided by operating activities   412,650      658,744
                                         __________  ___________

Cash Flows From Investing Activities
____________________________________

Proceeds from sale of assets                              10,513
Investment in certificate of deposit         (1,109)
Capital expenditures                       (989,636)    (304,852)
                                         ___________  ___________

 Net cash used in investing activities     (990,745)    (294,339)
                                         ___________  ___________


Cash Flows From Financing Activities
____________________________________

Principal repayments of note payable         (3,165)
                                         ___________


 Net cash used in financing activities       (3,165)
                                         ___________

 Net (decrease) increase in cash and
 cash equivalents                          (581,260)     364,405

Cash and Cash Equivalents
 - Beginning of Year                      1,486,370    1,121,965
_________________________                ___________  __________

Cash and Cash Equivalents - End of Year    $905,110   $1,486,370
_______________________________________  ===========  ==========


Schedule of Payments of Interest and Taxes
__________________________________________

Cash paid for income tax                   $341,050     $162,582
Cash paid for interest                      $31,777

Schedule of Non-Cash Investing and Financing Activities
_______________________________________________________

During the year ended September 30, 2003, the Company obtained land for use as a storage lot through a note payable in the amount of $500,000.


The accompanying notes are an integral part of these financial statements.

                    PISMO COAST VILLAGE, INC.
                 NOTES TO FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2003 AND 2002
_________________________________________________________________


Note 1 - Summary of Significant Accounting Policies
___________________________________________________

A. Nature of Business
   __________________

Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature and historically the fourth quarter, the summer, is it's busiest and generates the most revenue.

B. Inventory
   _________

Inventory has been valued at the lower of cost or market on a first-in, first-out basis.

C. Property and Equipment
   ______________________

Property and equipment are stated at cost. Normal, recurring, repair and maintenance costs are charged to expense as incurred. All major renovations, which will result in an extended produc-tive life, are capitalized as park improvements or leasehold improvements. Depreciation of property and equipment is computed using an accelerated method based on the cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:

 Building and park improvements                  5 to 40 years
 Furniture, fixtures, equipment and
  leasehold improvements                         3 to 31.5 years
 Transportation equipment                        5 to 10 years

D. Earnings Per Share
   __________________

The earnings per share are based on the 1,800 shares issued and outstanding.

E. Cash and Cash Equivalents
   _________________________

For purposes of the statements of cash flows, the Company considers all highly liquid investments including certificates of deposit with maturities of three months or less when purchased, to be cash equivalents.

F. Concentration of Credit Risk
   ____________________________

At September 30, 2003, the Company had cash deposits in excess of the $100,000 federally insured limit with Santa Lucia Bank of $568,740. Santa Lucia Bank however has entered into a contract for deposit of moneys for $1,500,000 with the Company. This contract states that Santa Lucia Bank will keep as security for the Company's deposits up to $1,500,000 in U.S. Treasury securities with City National Bank of Beverly Hills. The Company receives statements quarterly from City National Bank indicating the funds held in trust.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
PAGE 2
______________________________

Note 1 - Summary of Significant Accounting Policies (Continued)
_______________________________________________________________

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

I. Advertising
   ___________

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $47,316 and $46,365 for the years ended September 30, 2003 and 2002, respectively.

J. Reclassifications
   _________________

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and
Related Assets
_____________________________________________________________



At September 30, 2003 and 2002, property and equipment included the following:

                                              2003       2002
                                          __________  __________

Land                                      $4,612,507  $3,208,617
Building and park improvements             6,802,315   6,677,338
Furniture, fixtures, equipment and
 leasehold improvements                      267,662     487,551
Transportation equipment                     443,476     332,271
Construction in progress                       8,113      21,959
                                          ___________  __________

                                          12,134,073  10,727,736
Less: accumulated depreciation            (5,217,663) (4,897,174)
                                          ___________ ___________

                                          $6,916,410  $5,830,562
                                          =========== ===========

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
PAGE 3
_____________________________

Note 3 - Line of Credit
_______________________

The Company has a revolving line of credit for $500,000 with Santa Lucia Bank. The interest rate is variable based on the West Coast Prime index plus 1% with a minimum rate of 5% and a maximum rate of 30%. The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of September 30, 2003 or 2002.

Note 4 - Note Payable
_____________________

The Company secured permanent financing on the purchase of storage lot land in Oceano with Santa Lucia Bank. The loan is for a term of ten years with a variable interest rate based on the West Coast Prime index plus 1% with a minimum rate of 7.5% and a maximum rate of 11%. The payments are $3,705 per month with the balance of the note due upon maturity in June 2013. The interest rate at September 30, 2003, was 7.5%.


Future principal payments on the note payable are as follows:

      Year Ending September 30,
      _________________________

                2004                       $   7,125
                2005                           8,008
                2006                           8,630
                2007                           9,300
                2008                          10,022
              Thereafter                     453,750
                                            ________

                                            $496,835
                                            ========

Note 5 - Common Stock
_____________________

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
PAGE 4
_____________________________


Note 6 - Income Taxes
_____________________

The provision for income taxes consists of the following components:

                                                2003      2002
                                              ________  ________

Current:
 Federal                                      $ 66,200  $108,000
 State                                          33,000    36,000
 Incremental federal tax due to
  resolution of tax audit                      117,600
 Incremental state tax due to
  resolution of federal tax audit               30,050
                                              ________  ________
                                               246,850   144,000
Deferred:
 Federal                                        67,300     1,000
 State                                           6,400    (1,000)
                                              ________  ________
                                              $320,550  $144,000
                                              ========  ========


The deferred tax assets (liabilities) are comprised of the following:

                                2003                 2002
                         __________________   ___________________

                         Current  Long-term    Current  Long-term
                         _______  _________   _______  __________
Deferred tax assets:
 Federal                 $31,400  $           $31,000  $
 State                     2,800                3,000
Deferred tax liabilities:
 Federal                           (163,700)             (96,000)
 State                              (30,200)             (24,000)
                         _______  __________  _______  _________
                         $34,200  $(193,900)  $34,000  $(120,000)
                         =======  ==========  =======  =========


The deferred tax assets (liabilities) consist of the following temporary differences:


                                              2003        2002
                                           __________  __________
Depreciation                               $(193,900)  $(120,000)
                                           __________  __________
Total gross deferred tax liabilities        (193,900)   (120,000)
                                           __________  __________

Vacation accrual                              13,700      15,000
Miscellaneous                                 20,500      19,000
                                           __________  __________
 Total gross deferred tax assets              34,200      34,000
                                           __________  __________

                                           $(159,700)   $(86,000)
                                           ==========  ==========


PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
PAGE 5
_____________________________

Note 6 - Income Taxes (Continued)
_________________________________

The Company has not recorded a valuation allowance for deferred tax assets since the benefit is expected to be realized in the following year.

The effective income tax rate varies from the statutory federal income tax rate as follows:

                                                   2003    2002
                                                  ______  ______

Statutory federal income tax rate                  34.0%   34.0%
Increase (decrease):
State income taxes, net of federal benefit          8.6     5.4
Effect of graduated tax rates                      (2.0)
Nondeductible variable costs of shareholder usage  13.5
Incremental tax due to resolution of tax audit     48.9
Miscellaneous                                       3.0
                                                  ______  ______
Effective Income Tax Rate                         106.0%   39.4%
                                                  ======  ======


The Company recorded incremental tax expenses during the year ended September 30, 2003, related to (1) the resolution of an IRS audit for the years ending September 30, 2000 and 2001, (2) amended state tax returns for the years ending September 30, 2000 and 2001, and (3) additional amounts paid with the federal and state income tax returns for the year ending September 30, 2002. The incremental taxes related to nondeductible variable costs associated with shareholder usage of the park. The impact of these nondeductible costs for the year ending September 30, 2003, is included in the current provision for income taxes.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
PAGE 6
_____________________________


Note 7 - Operating Expenses
___________________________

Operating expenses for the years ended September 30, 2003 and 2002, consisted of the following:

                                             2003        2002
                                          __________  __________


Administrative salaries                   $  259,944  $  223,045
Advertising and promotion                     47,316      46,365
Auto and truck expense                        57,847      36,379
Bad debts                                      1,207         111
Contract services                            148,433     137,968
Corporation expense                           42,247      44,807
Custodial supplies                            14,732      15,307
Direct labor                                 813,069     759,882
Employee travel and training                  21,665      16,511
Equipment lease                                3,679       4,215
Insurance                                    315,478     213,491
Miscellaneous                                 29,614      33,415
Office supplies and expense                   38,171      49,569
Payroll tax expense                           91,602      84,485
Professional services                         71,713      65,970
Property taxes                                52,494      48,981
Recreational supplies                          7,109      16,258
Rent - storage lots                           69,705      66,138
Repairs and maintenance                      112,522      93,459
Retail operating supplies                      5,095       5,095
Security                                     119,803      98,490
Service charges                               73,641      63,153
Taxes and licenses                             8,691       6,770
Telephone                                     32,037      30,606
Uniforms                                      14,826      12,733
Utilities                                    321,834     320,225
                                          __________  __________
 Total Operating Expenses                 $2,774,474  $2,493,428
                                          ==========  ==========


PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
PAGE 7
_____________________________

Note 8 - Operating Leases
_________________________

The Company leases two pieces of property to use as storage lots. One is leased under a cancelable month-to-month lease. The other was renewed effective January 2001, for five years with an option to extend for an additional five years. Monthly lease payments are currently $2,554 and are increased annually based on the Consumer Price Index.

The Company also leases an ATM machine for the public's use in the General Store. Lease payments on the ATM machine are $152 per month through May 2006.

Future minimum lease payments under the second property lease and the obligation to lease equipment are as follows:

       Year Ended September 30,
       ________________________

                 2004                     $32,468
                 2005                      32,468
                 2006                       8,878
                                          _______
                                          $73,813
                                          =======

Rent expense under these agreements was $69,705 and $66,138 for the years ended September 30, 2003 and 2002, respectively.

Note 9 - Employee Retirement Plans
__________________________________

The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan, which is reported under direct labor, for the years ended September 30, 2003 and 2002, is $10,562 and $11,810, respectively.

                  INDEPENDENT AUDITORS' REPORT
                    ON ADDITIONAL INFORMATION
                  ____________________________


Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California 93449

Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2003 and 2002, appears on page 3. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of operations (unaudited) for the three months ended September 30, 2003 and 2002, are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and, accordingly we express no opinion on it.

GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation

October 31, 2003

                   PISMO COAST VILLAGE, INC.
             STATEMENTS OF OPERATIONS (UNAUDITED)
        THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
_________________________________________________________________

                                             2003         2002

                                          __________  __________
Income
______

Resort operations                         $1,095,770  $1,030,261
Retail operations                            311,341     282,561
                                          __________  __________

 Total income                              1,407,111   1,312,822

Costs and Expenses
__________________

Operating expenses                           771,920     699,348
Cost of goods sold                           151,358     154,850
Depreciation                                  95,449      90,528
                                          __________  __________
 Total costs and expenses                  1,018,727     944,726
                                          __________  __________

 Income from operations                      388,384     368,096

Other Income (Expense)
______________________
Other income(expense)                                      1,101
Interest income                                2,267       4,738
Interest expense                             (13,440)
Loss on sale of fixed assets                 (38,993)       (383)
                                          ___________  _________
 Total other income (expense)                (50,166)      5,456
                                          ___________  _________

Income Before Provision For Income Taxes     338,218     373,552
________________________________________

Provision for Tax Expense                    192,266     121,904
_________________________                 ___________  _________

Net Income                                  $145,952    $251,648
__________                                ===========  =========

Earnings Per Share                            $81.08     $139.80
__________________                        ===========  =========


ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                            PART III

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
        ACT

(a) The Company's Directors were chosen at the Shareholder's Annual Meeting on January 18, 2003. Two directors passed away during the fiscal year, Albert Brown in March 2003 and Thomas Rourke in September 2003. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive
Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

HOWARD ALLARD, Director
Howard Allard, age 78, resides at 5161 Diablo Drive, Sacramento, California 95842. He has a Master's degree in education administration from California State University, Sacramento. He was an elementary school principal in the Rio Linda Union School District for 29 years prior to retirement in 1985. He has been a partner since 1978 in Allard Enterprises which maintains rental properties, and he has also been a partner since 1982 in Allard Limousine. Mr. Allard has served on the Board for 23 years, including three years as President, two years as Secretary, and one year as Vice President - Administration.

LOUIS BENEDICT, Director
Louis Benedict is 76 years old and resides at 20955 De Mina Street, Woodland Hills, California 91364. Mr. Benedict served in the U. S. Navy from 1944 to 1946, and again during the Korean War, from 1952 to 1953. He attended the University of Southern California, majoring in electrical engineering, and following that, earned a B. S. degree in Electrical Engineering at the University of Colorado. Mr. Benedict was employed from 1957 to 1962 as a Project Engineering Manager with Lockheed Missiles and Space, from 1962 to 1964 as a Vice President with William A. Revelle Corporation, and from 1964 to 1966 as an Engineering Section Manager with Lockheed Missiles and Space. From 1966 to 1975 he was employed as the Director of Sub-Contract Administration with Litton Industries, from 1975 to 1994 as Vice -President of Contract Administration for Datametrics Corporation, and from 1994 to 1998 as a consultant in the field of U S Defense Contracts Administration. Mr. Benedict retired in 1998. He has served on the Board of Directors for two years.

KURT BRITTAIN, Director and Vice President - Secretary
Kurt Brittain is 73 years old and resides at 12105 Center Avenue, San Martin, California 95046. After his Marine Corps service, he was employed for more than 33 years by Orange County California, until his retirement in 1986. His background includes public works, flood control and manager of the county's harbors, beaches and parks system. He was in charge of three harbors, seven beaches and more than 26 parks, three of which were camping parks. He has completed extension courses in business administration, management, recreation and real estate. Mr. Brittain was elected to serve as Vice President - Secretary at the Board of Directors Meeting held September 21, 2002, to fill a vacancy in that office created by the resignation of Edward Hinds, Jr. He has served on Board for eleven accumulative years, from 1990 to 1999, and from January 2002 to present, serving one year as Vice President - Administration, three years as Vice President - Secretary, and five years as Executive Vice President.

HARRY BUCHAKLIAN, Director
Harry Buchaklian is 71 years old. He resides at 1361 East Ticonderoga Drive, Fresno California 93720. He has a B.A. degree from C.S.U.F. in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career has included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College and technical supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He has served on the Board for 19 accumulative years, including most recently from September 1995 to present, serving one year as Executive Vice President. During his service on the Board, he has served as a Chairman of the Policy and Audit Committees.

J. RUSSELL CARLSON, Director
J. Russell Carlson is 60 years old. He resides at 1286 West Eymann Avenue, Reedley, California 93654. He holds a B. A. degree in music education and a California Life Teaching Credential from CSU Fresno. Mr. Carlson taught instrumental music for twenty-one years in Reedley and Visalia, California, prior to his retirement in June 2002. Prior to teaching, he worked as service manager for American Air Company and Sequoia Plumbing, a mechanical engineer and plumbing company in Visalia, California for eight years. He also owned a Napa Auto Parts store in Exeter, California for eight years. Mr. Carlson has served on the Board for two years.

DOUGLAS EUDALY, Director
Douglas Eudaly, age 72, resides at 3918 North Carruth Avenue, Fresno California 93705-2001. He has an Associate of Arts Degree from Fresno City College in elementary education, and a Bachelor's degree in elementary education from Fresno State College. He has done doctoral studies at Nova University in Ft. Lauderdale, Florida, and received a Ph.D. from Clayton Theological Institute in Clayton, California. He holds Life Teaching Credentials for Elementary and Junior High School, and Administrative Credentials for preschool through adult school. He retired from the Fresno Unified School District in 1991 with 31 years of service credit the last five years as program director for the Disability Awareness Program. Dr. Eudaly was President of the Fresno Teacher's Association in 1970-71, as well as chairman of the District's Negotiating Council, and served one term as Chief Negotiator. He served three years as President of the Board of Directors for Friendship Center for the Blind, and as chairman of several advisory committees for food banks and other nonprofit organizations. He served over three years as the Deacon Chairman at the Evangelical Free Church of Fresno. Dr. Eudaly has served on the Board for two years.

WILLIAM L. FISCHER, Director
William (Bill) Fischer, age 69, resides at 1947 Sienna Lane, Simi Valley, California 93065. He has been married 46 years and served in the U. S. Air Force during the Korean War. Mr. Fischer is a graduate of California State University, Northridge with a B. S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company's Corporate Office as an accounting supervisor. Subsequently, Texaco, Inc., acquired Getty Oil in 1985 and he was promoted to Manager of Benefits Plans Accounting. Mr. Fischer was responsible for the Savings/Thrift, 401-K, and ESOP Plans Administration until 1989 when he elected early retirement. He then went into residential real estate and also has been a financial consultant to various companies until August 2001. He has active Real Estate Broker and Tax Preparer licenses. He is a member of the Veterans of Foreign Wars and Knights of Columbus. He looks forward to contributing his financial background to the Board of Directors. Mr. Fischer has served on the Board for two years.

NORMAN GOULD, Director
Norman Gould is 84 years old. He resides at 10597 Road 30, Madera, California 93637. He has a B.A. in education and an M.A. in administration. His occupation prior to retirement in 1987 was as the superintendent of schools for Madera County. He was a member of the board of directors of Kingsview, Inc., from 1968 to 1980 and held the positions of vice chairman and chairman of the board. He is currently on the board of directors of Valley Teen Ranch, Inc. Mr. Gould is currently president of the California Retired Teachers Foundation, a nonprofit corporation. He has served on the Board for 26 accumulative years, including most recently from March 1993 to present, serving nine years as President, one year as Treasurer and two years as Secretary.

R. ELAINE HARRIS, Director
R. Elaine Harris is 65 years old. She resides at 3418 El Potrero Lane, Bakersfield, California 93304. Mrs. Harris retired in October 1990 from Pacific Telephone with 31 years service, starting in the business office, then advancing to facility administrator the last ten years of that time. She was active with the Jaycettes Club and has worked on several political campaigns. She is now enjoying retirement and feels very blessed serving on the Board for the past four years. She is looking forward to continuing serving the shareholders.

GLENN HICKMAN, Director and Executive Vice President
Glenn Hickman is 70 years old. He resides at 3584 West Wathen Avenue, Fresno, California 93711. He has a B. A. in Business and a secondary teaching credential from Fresno State University. His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal Resources, a subsidiary of Shell Oil Company. Mr. Hickman has served on the Board for five years, and is currently serving as Executive Vice President.

TERRIS HUGHES, Director
Terris (Terry) Hughes, is 54 years old and resides at 2426 Sunset Street, Wasco, California 93280. Mr. Hughes holds an A.A. degree from Bakersfield Junior College in police science. He was employed by Cal Resources LLC for 23 years, from 1973 to 1997, holding the position of senior training technician for the last 10 years of that time. He is currently employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties are to serve as a behavior-base safety advisor and provide safety training to Aera Energy LLC employees. Mr. Hughes has served on the Board for eight years, including one year as Vice President - Policy.

RONALD NUNLIST, Director and Vice President - Policy
Ronald Nunlist, age 65, resides at 1105 Minter Avenue, Shafter, California 93263. Mr. Nunlist was employed in the oil business for many years. From 1995 to June 1997, he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. Mr. Nunlist was then employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations, from June 1997 until his retirement in June 1999. He has served on the Board for 18 years, including five years as President, and is currently serving a second year as Vice President - Policy.

JERALD PETTIBONE, Director and President
Jerry Pettibone, age 77, resides at 4179 Court Drive, Santa Cruz, California 95062. He sold and retired from his company, Pettibone Signs, in Santa Cruz in October 1988. He started the company which operated statewide in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985-1986. He served on the board of directors of the California Electric Sign Association for 22 years and was elected a director emeritus. He has served on the Board for ten years, including three years as Chief Financial Officer, and is currently serving a seventh year as President.

GARY WILLEMS, Director
Gary Willems is 49 years old. He resides at 479 South Oak Drive, Reedley, California 93654. He holds a B.A. degree in Music Education and a California Life Teaching Credential from Fresno Pacific University. Mr. Willems has been teaching music since 1977, and since 1985 has been the Director of Bands at Reedley High School. He is an active member of the California Band Directors' Association and is the Past President of Fresno and Madera Counties Music Educators' Association. Mr. Willems has served on the Board of Directors for three years.

JACK WILLIAMS, Director, Vice President - Finance, and Chief
Financial Officer
Jack Williams is 53 years old. He resides at 7801 Revelstoke Way, Bakersfield, California 93309. Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. Mr. Williams established his own C.P.A. practice in 1983. He was employed as a Financial Analyst by Texaco Oil Corporation in the Bakersfield area from 1997 until March 1999. Mr. Williams has been employed with Goodwill Industries of South Central California as a Director of Business Services since March 2000. He has served on the Board of Directors for nine years, and is currently serving a seventh year as Chief Financial Officer and Vice President - Finance.

CHARLES ZAHKA, Director
Charles Zahka, age 77, resides at 6300 Alonzo Avenue, Encino, California 91316. He retired as vice president of the Broadway Department Stores in 1990 after 20 years. He presently serves as a private management consultant. Mr. Zahka is president of the Stroke Association of Southern California and vice chairman of the Better Business Bureau of the Southland. He has served on the Board for fifteen years, including one year as Secretary and one year as President.

ALBERT BROWN, Director
Albert Brown was 80 years old. He resided at 22718 Lone Eagle Road, Apple Valley, California 92308. He was employed at Hughes Aircraft for 20 years, from 1945 to 1965, TRW Systems for 3.5 years, from 1965 to 1968, and Rohr Industry, Inc., for 11.5 years, from 1968 until his retirement in 1979. He worked his way up from being an assembler to a senior industrial engineer, reporting directly to the manager of industrial engineering. He has completed extensive continued education in the field of industrial engineering at U.S.C. Mr. Brown passed away in March 2003, having served on the Board for nineteen years.

THOMAS ROURKE, Director
Thomas Rourke was 66 years old. He resided at 899 Stagi Lane, Los Altos, California 94024. Mr. Rourke graduated from the University of Massachusetts in 1965 with a B.B.A. degree. He was vice president of operations at Lynch Communications, Inc., in Reno, Nevada from 1980-1982, and president of Lynch Circuits, Inc., in Sunnyvale, California from 1982-1987. He was most recently president and chairman of the board of Startech Electronics, Inc., a management consulting company, in Mountain View, California, a position he held since 1988. Mr. Rourke passed away in September 2003, having served as a member of the Board of Directors for eight years.

(b.)  Other Officers and Significant Employees:

JAY JAMISON, Assistant Corporate Secretary and General Manager Jay Jamison, 50 years old, has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. He resides at 17105 Oak Road, Atascadero, California 93422. He has a B.S. degree in Agricultural Management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family's guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. He is active in the Resort and Commercial Recreation Association and is also a member of the American Quarter Horse Association. Mr. Jamison was appointed to and has served as a commissioner on the Pismo Beach Conference and Visitors Bureau since February 1998, and since August 1999 has served as Chair. At the National Association of RV Parks and Campgrounds' Annual Convention in November 1999, Mr. Jamison was appointed to the ARVC Board of Directors representing the ten western states. At the 2001 Annual Convention, he was elected Treasurer of the National Association, and in November 2003, he was reelected to serve a third one year term. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross and in June 2003 was elected Treasurer.

(c.)  FAMILY RELATIONSHIPS

There are no familial relationships between the Directors nor between the Directors and the Officers.

(d.) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

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

(e.)  AUDIT COMMITTEE FINANCIAL EXPERT

The Company's Board of Directors has not yet designated an Audit
Committee expert.

(f.) CODE OF ETHICS
On November 8, 2003, our board of directors adopted our code of ethical conduct that applies to all the Company's employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or accounting supervisor, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

The Company's Code of Ethical Conduct is designed to deter wrongdoing and to promote:

* Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

* Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities and Exchange Commission and in other public communications made by us;

* Compliance with applicable governmental laws, rules and regulations;

* The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and

* Accountability for adherence to the Code.

(G.)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC. The Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended September 30, 2003, by any director or officer.

ITEM 10   EXECUTIVE COMPENSATION

No Officer or Director was paid more than $100,000 during the past fiscal year.

REMUNERATION OF DIRECTORS AND OFFICERS

The directors and officers received no cash remuneration for their service. However, the directors and officers are entitled to mileage reimbursement for travel to and from meetings upon request. In addition, they are entitled to use of the Resort for attending meetings and are provided with food and refreshments in connection with Board Meetings. The aggregate value of the foregoing during the fiscal year ended September 30, 2003, was estimated at $19,746.

OPTIONS, WARRANTS OR RIGHTS

The Company has no outstanding options, warrants or rights to purchase any of its securities.

INDEBTEDNESS OF MANAGEMENT

No member of management was indebted to the Company during its last fiscal year.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
PLANS

Not applicable.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a.)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

No person owns beneficially of record more than 5% of the Company's securities.

(b.)  SECURITY OWNERSHIP OF MANAGEMENT.
The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2003:

                                             Amount of  Percent
Board Member                 Title of Class  Ownership  of Class
____________                 ______________  _________  ________

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

Harry Buchaklian              Common Stock    1 Share    0.056%
1361 East Ticonderoga Drive
Fresno CA 93720

J. Russell Carlson            Common Stock    2 Shares   0.111%
1286 West Eymann Avenue
Reedley CA 93654

Douglas Eudaly                Common Stock    6 Shares   0.333%
3918 North Carruth Avenue
Fresno CA 93705

William Fischer               Common Stock    1 Share    0.056%
1947 Sienna Lane
Simi Valley CA 93065


                                             Amount of  Percent
Board Member                 Title of Class  Ownership  of Class
____________                 ______________  _________  ________

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

Thomas Rourke                 Common Stock     2 Shares  0.056%
899 Stagi Lane
Los Altos CA 94024

Gary Willems                  Common Stock     2 Shares  0.111%
479 South Oak Drive
Reedley CA 93654

Jack Williams                 Common Stock     1 Share   0.056%
7801 Revelstoke Way
Bakersfield CA 93309

Charles Zahka                 Common Stock     1 Shares  0.056%
6300 Alonzo Way
Encino CA 91316

All Officers and
Directors as a Group          Common Stock    31 Shares  1.722%


All such shares are owned beneficially and of record, there are no additional shares known to the Company for which the listed beneficial owner has the right to acquire beneficial ownership as specified in Rule 13D-3(d)(1) of the Exchange Act.

(c.)  CHANGES IN CONTROL

Not applicable

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions during the past two years, or proposed transactions, to which the Company was or is to be a party, in which any of the officers, directors, nominees, named shareholders, or family members of any such persons, had or is to have a direct or indirect material interest, other than transac-tions where competitive bids determine the rates or charges involved, or where the amount involved does not exceed $60,000, or where the interest of the party arises solely from the owner-ship of securities of the Company and the party received no extra or special benefit that was not shared by all shareholders.

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K

(a.)  EXHIBITS AND INDEX OF EXHIBITS.

Documents filed as part of the report:

    Independent Auditor's Report

    Balance Sheets as of September 30, 2003 and 2002

    Statements of Operations and Retained Earnings (Deficit) for the years ended September 30, 2003 and 2002

    Statements of Cash Flows for the years ended September 30, 2003 and 2002

    Notes to Financial Statements

(b.) Reports on Form 8-K: None have been filed during the last quarter of the period covered by this report.

ITEM 14. CONTROLS AND PROCEDURES.

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

                           SIGNATURES
                           __________

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PISMO COAST VILLAGE, INC.

By: /s/ JERALD PETTIBONE                  Date: November 8, 2003
    Jerald Pettibone, President
    and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ KITTY KARSTETTER                  Date: November 8, 2003
    Kitty Karstetter, Accounting Supervisor
    and Principal Accounting Officer


By: /s/ JERALD PETTIBONE                  Date: November 8, 2003
    Jerald Pettibone, President
    and Chairman of the Board

By: /s/ GLENN HICKMAN                     Date: November 8, 2003
    Glenn Hickman, Executive Vice President
    and Director

By: /s/ KURT BRITTAIN                     Date: November 8, 2003
    Kurt Brittain, Vice President - Secretary
    and Director

By: /s/ JACK WILLIAMS                     Date: November 8, 2003
    Jack Williams, Chief Financial Officer,
    Vice President - Finance and Director

By: /s/ RONALD NUNLIST                    Date: November 8, 2003
    Ronald Nunlist, Vice President - Policy and Director

By: /s/ HOWARD ALLARD                     Date: November 8, 2003
    Howard Allard, Director

By: /s/ LOUIS BENEDICT                    Date: November 8, 2003
    Louis Benedict, Director

By: /s/ HARRY BUCHAKLIAN                  Date: November 8, 2003
    Harry Buchaklian, Director

By: /s/ J. RUSSELL CARLSON                Date: November 8, 2003
    J. Russell Carlson, Director

By: /s/ DOUGLAS EUDALY                    Date: November 8, 2003
    Douglas Eudaly, Director

By: /s/ WILLIAM FISCHER                   Date: November 8, 2003
    William Fischer, Director

By: /s/ NORMAN GOULD                      Date: November 8, 2003
    Norman Gould, Director

By: /s/ R. ELAINE HARRIS                  Date: November 8, 2003
    R. Elaine Harris, Director

By: /s/ TERRIS HUGHES                     Date: November 8, 2003
    Terris Hughes, Director

By: /s/ GARY WILLEMS                      Date: November 8, 2003
    Gary Willems, Director

By: /s/ CHARLES ZAHKA                     Date: November 8, 2003
    Charles Zahka, Director