Form 10QSB
period 2003-12-31
PISMO COAST VILLAGE INC
filed 2004-02-12
CIK 216877

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-QSB

(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003

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
_________________________________________________________________
(State or other jurisdiction of          (IRS Employer
 incorporation or organization)       Identification Number)

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

Income from Resort Operations for the three-month period ended December 31, 2003, increased $23,170, or 3.8%, from the same period in 2002. This increase is primarily due to a 12.2% increase in site revenue, as a result of a 7.1% increase in paid occupancy, and in addition to a rate increase at the beginning of the period. RV storage and spotting activity increased 3.0%, and currently RV storage is considered operating at full capacity. This income also reflects the variance due to a one-time $30,000 commission payment received in FY 2002 from Web Services, the Company's laundromat equipment provider.

Income from retail operations increased by $7,458 for the three-month period ended December 31, 2003, 4.5% above the same period in 2002, reflecting management's efforts to market services and retail merchandise, and improve customer relations.

The Company anticipates continued moderate growth in both income from resort operations and in retail operations.

Interest income decreased 50.0% for the three-month period ended December 31, 2003, compared to the same period in 2002 due to the decline in the available interest rate and the Company's decision to utilize capital for resort improvements. The Company has maintained cash reserves in anticipation of major capital expenditures.

Operating expenses for the three-month period ending December 31, 2003, decreased $28,429, or 4.2%, below the same period ended December 31, 2002. This reflects a reduction of legal and accounting expenses compared to last year as a result of resolving the IRS audit, and last year's extraordinary security and workman's compensation expenses. Employee medical and liability insurance continue an upward trend by increasing 56.1% and 60.0% respectively over the previous year. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of Goods Sold expenses for the three-month period ended December 31, 2003, are 59.7% compared to 61.0% for the same period in 2002, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expenses for the three-month period ended December 31, 2003 was $6,691, compared to a zero balance for the same period ending 2002. The interest expense is a reflection of the Board's decision to purchase another property for RV storage in February of 2003. The Company obtained financing from a local institution. The Company has also maintained a $500,000 line of credit which currently has no outstanding balance.

Loss before provisions for taxes on income for the three-month period ended December 31, 2003, decreased by $37,302 below the same period in 2002. This decrease of loss is a result of decreased Resort operating expenses of which most notably are legal, accounting, insurance benefits, and workman's compensation. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

In response to increasing operational expenses, especially related to utilities and labor, the Board voted to increase all nightly rates by at least one dollar effective October 1, 2003. Due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs as higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive. It is anticipated the published rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

LIQUIDITY
The Company plans capital expenditures of $368,600 in Fiscal Year 2004 to further enhance the resort facilities and services. These projects include: upgrade of twenty-seven campsites, develop a new RV storage property, entrance renovation, road paving, and purchase of an additional vehicle. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort's value to its shareholders and the general public.

The Company's current cash position, including Certificates of Deposits, as of December 31, 2003, is $918,723, which is 33% less than the same position in 2002. This is a reflection of the substantial capital improvements completed on the resort during FY 2003. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities decreased $22,867 from the same period last year. All undisputed payables have been paid in full accordingly to the Company's policy.

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

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting for the shareholders of Pismo Coast Village, Inc., was held Saturday, January 17, 2004, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting, the following Directors were elected to the Board, by a combination of proxy and voice vote, resulting in 637 votes for the slate and 98 votes against the slate, to serve until the annual meeting in January 2005, or until successors are elected and have qualified.

  Allard, Howard        Eudaly, Douglas     Hughes, Terris
  Benedict, Louis       Figueroa, Ed        Nunlist, Ronald
  Brady, Nancy          Fischer, William    Pettibone, Jerald
  Brittain, Kurt        Gould, Norman       Willems, Gary
  Buchaklian, Harry     Harris, R. Elaine   Williams, Jack
  Carlson, J. Russell   Hickman, Glenn      Zahka, Charles

Further, the following additional matters were voted upon at the meeting:

Glenn, Burdette, Phillips and Bryson was approved as independent
Certified Public Accounts for the Company for fiscal year 2003-
2004, also through a combination of voice and proxy vote, resulting in 701 votes for and two votes against.

ITEM 5. OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc., was held Saturday, January 17, 2004, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Shareholders' Meeting:

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibit Index:
                                                  Sequential
       Exhibit Number       Item Description      Page Number
       ______________       ________________      ___________

             27             Financial Data
                            Schedule                   **
             99             Accountant's Review
                            Report

                           SIGNATURES
                           __________

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.


Date: FEBRUARY 11, 2004

Signature: JERALD PETTIBONE
Jerald Pettibone, President


Date: FEBRUARY 11, 2004

Signature: JACK WILLIAMS
Jack Williams, V.P. - Finance /
  Chief Financial Officer


Date: FEBRUARY 11, 2004

Signature: KITTY KARSTETTER
Kitty Karstetter, Accounting Supervisor /
  Principal Accounting Officer

                    ACCOUNTANTS' REVIEW REPORT
                    __________________________


Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have made a review of the balance sheets of Pismo Coast Village, Inc. as of December 31, 2003 and 2002, and the related statements of operations and retained earnings and cash flows for the three months ended December 31, 2003 and 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

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

We previously audited, in accordance with U.S. generally accepted auditing standards, the balance sheet as of September 30, 2003, (presented herein) and the related statements of operations and retained earnings and cash flows for the year then ended (not presented herein); and in our report dated October 31, 2003, we expressed an unqualified opinion on those financial statements.


GLENN, BURDETTE, PHILLIPS AND BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
San Luis Obispo, California

February 3, 2004


                     PISMO COAST VILLAGE, INC.
                           BALANCE SHEETS
          DECEMBER 31, 2003 AND 2002 AND SEPTEMBER 30, 2003
          _________________________________________________


                          December 31, September 30, December 31,
                              2003         2003         2002
                          (Unaudited)    (Audited)   (Unaudited)
                          ____________ _____________ ____________
   ASSETS
   ______

Current Assets
______________

Cash and cash equivalents  $  917,614   $  905,110   $1,371,020
Investment in certificate
 of deposit                     1,109        1,109
Accounts receivable             8,966        8,410        7,967
Inventory                      87,570       88,175       87,022
Current deferred tax assets    36,200       34,200       58,841
Prepaid income taxes          132,900       94,200       23,000
Prepaid expenses               32,881       49,044       21,431
                           __________   __________   __________
 Total current assets       1,217,240    1,180,248    1,569,281

Pismo Coast Village Recreational
 Vehicle Resort and Related Assets -
____________________________________

Net of accumulated
 depreciation               6,827,237    6,916,410    5,827,593

Other Assets                   17,754       17,756       12,737
                           __________   __________   __________

Total Assets               $8,062,231   $8,114,414   $7,409,611
                           ==========   ==========   ==========


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                          December 31, September 30, December 31,
                              2003         2003         2002
                          (Unaudited)    (Audited)   (Unaudited)
                          ____________ _____________ ____________

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________

Current Liabilities
___________________

Accounts payable and
 accrued liabilities       $   91,798   $   96,040   $  114,665
Accrued salaries and
 vacation                      36,063       94,296       41,742
Rental deposits               424,523      427,000      346,488
Current portion of
 long-term debt                 7,270        7,125
                           __________   __________   __________
 Total current liabilities    559,654      624,461      502,895

Long-Term Liabilities
_____________________
Long-term deferred taxes      222,200      193,900      118,250
N/P Santa Lucia Bank          486,268      489,710
                           __________   __________   __________
 Total liabilities          1,268,122    1,308,071      621,145
                           __________   __________   __________

Stockholders' Equity
____________________

Common stock - no par
 value, issued and
 outstanding 1,800 shares   5,647,708    5,647,708    5,647,708
Retained earnings           1,146,401    1,158,635    1,140,758
                           __________   __________   __________
Total stockholders' equity  6,794,109    6,806,343    6,788,466
                           __________   __________   __________

 Total Liabilities and
  Stockholders' Equity     $8,062,231   $8,114,414   $7,409,611
                           ==========   ==========   ==========


See accountants' review report.
The accompanying notes are an integral part of these financial statements.


                   PISMO COAST VILLAGE, INC.
         STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            (UNAUDITED)
         THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
         ______________________________________________


                                            2003         2002
                                        ___________ ____________

Income
______

Resort operations                       $  636,886   $  613,716
Retail operations                          165,405      157,947
                                        ___________ ____________
 Total income                              802,291      771,663
                                        ___________  ___________

Cost and Expenses
_________________

Operating expenses                         640,822      669,251
Cost of goods sold                          82,260       79,820
Depreciation                                99,284       88,798
                                        ___________  ___________
 Total costs and expenses                  822,366      837,869

Loss from operations                       (20,075)     (66,206)

Other Income (Expense)
______________________

Interest income                              2,132        4,270
Interest expense                            (6,691)
                                        ___________  ___________
 Total other income (expense)               (4,559)       4,270

Loss Before Provision for
 Income Taxes                              (24,634)     (61,936)

Income Tax Expense (Benefit)               (12,400)     (26,591)
                                        ___________  ___________

Net Loss                                   (12,234)     (35,345)

Retained Earnings - Beginning
 of Period                               1,158,635    1,176,103
                                        ___________  ___________


Retained Earnings - End
 of Period                              $1,146,401   $1,140,758
                                        ===========  ===========

Net Loss Per Share                      $    (6.80)  $   (19.64)
                                        ===========  ===========

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                     PISMO COAST VILLAGE, INC.
                STATEMENTS OF CASH FLOWS (UNAUDITED)
            THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
            _____________________________________________


                                 2003                2002
                        ___________________  ____________________


Cash Flows From Operating  Activities
_____________________________________

Net loss                         $(12,234)             $ (35,345)
Adjustments to reconcile
 net loss to net cash
 provided by (used in)
 operating activities:
 Depreciation           $99,284              $88,798
Increase) decrease in
 accounts receivable       (555)               1,135
(Increase) decrease in
 inventory                  605               (5,437)
Increase in deferred
 tax asset               (2,000)             (24,841)
Increase in prepaid
 income taxes           (38,700)             (23,000)
Decrease in prepaid
 expenses                16,163               32,045
Increase (decrease) in
 accounts payable &
 accrued liabilities     (4,242)              35,060
Decrease in accrued
 salaries & vacation    (58,233)             (58,763)
Decrease in rental
 deposits                (2,477)             (37,422)
Increase (decrease)
 in long-term deferred
 taxes                   28,300               (1,750)
                        ________             ________

 Total adjustments                   38,145                5,825
                                    _______              _______
Net cash provided by
 (used in)operating
  activities                         25,911              (29,520)

Cash Flows From Investing Activities
____________________________________

Capital expenditures    (10,112)             (85,830)
                        ________             ________
 Net cash used in
  investing activities              (10,112)             (85,830)
                                    ________           __________

Cash Flows From Financing Activities
____________________________________

Principal payments on
 long-term debt          (3,295)
                        ________

 Net cash used in financing
 activities                          (3,295)
                                   _________

 Net increase in cash &
  cash equivalents                   12,504             (115,350)

Cash and Cash Equivalents -
 Beginning of Period                905,110             1,486,370
___________________________        _________           __________

Cash and Cash Equivalents -
 End of Period                     $917,614            $1,371,020
___________________________        =========           ==========

Schedule of Payments of Interest and Taxes
__________________________________________

Payments for income tax            $    -              $   12,065
Payments for interest              $  6,691            $     -


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                  PISMO COAST VILLAGE, INC.
               NOTES TO FINANCIAL STATEMENTS
       DECEMBER 31, 2003 AND 2002 AND SEPTEMBER 30, 2003
       _________________________________________________

Note 1 - Summary of Significant Accounting Policies
___________________________________________________

A. Nature of Business
   ___________________

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003 AND 2002 AND SEPTEMBER 30, 2003
PAGE 2
_______________________________________________________

Note 1 - Summary of Significant Accounting Policies (Continued)
_______________________________________________________________


H. Advertising
   ___________

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $10,071 and $14,169 for the three months ended December 31, 2003 and 2002, respectively.

I. Reclassifications
   _________________

Certain reclassifications have been made to the prior period's balances to conform to the current period's presentations.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and
Related Assets
____________________________________________________________

At December 31, 2003, September 30, 2003 and December 31, 2002, property and equipment included the following:


                            December 31 September 30 December 31
                                2003        2003        2002
                            ___________ ____________ ____________

Land                         $3,860,629  $3,860,629   $3,228,862
Building & resort
 improvements                 7,272,509   7,268,448    6,763,589
Furniture, fixtures, equipment
 & leasehold improvements       534,912     534,918      443,988
Transportation equipment        405,578     405,578      332,271
Construction in progress         70,551      64,500       44,828
                             ___________ ___________ ____________
                             12,144,179  12,134,073   10,813,538

Less: accumulated
 depreciation                (5,316,942) (5,217,663)  (4,985,945)
                             ___________ ___________ ____________

                             $6,827,237  $6,916,410   $5,827,593
                             =========== ===========  ===========


Note 3 - Line of Credit
_______________________

The Company has a revolving line of credit for $500,000. The interest rate is variable, based on the West Coast Prime index plus 1% with a minimum rate of 5% and a maximum rate of 30%. The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of December 31, 2003 and 2002 and September 30, 2003.

Note 4 - Note Payable
_____________________

The Company secured permanent financing on the purchase of storage lot land in Oceano with Santa Lucia Bank. The loan is for a term of ten years with a variable interest rate based on the West Coast Prime index plus 1% with a minimum rate of 7.5% and a maximum rate of 11%. The payments are $3,705 per month with the balance of the note due upon maturity in June 2013. The interest rate at December 31, 2003 was 7.5%.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003 AND 2002 AND SEPTEMBER 30, 2003
PAGE 3
_______________________________________________________

Note 4 - Note Payable (Continued)
_________________________________

Future principal payments of the note payable are as follows:

     Year Ending December 30,
     ________________________

          2004                       $  7,270
          2005                          7,834
          2006                          8,442
          2007                          9,098
          2008                          9,804
       Thereafter                     451,090
                                     _________
                                     $493,538
                                     ========

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

Note 6 - Income Taxes
_____________________

The provision for income taxes is as follows:

                             December 31, 2003  December 31, 2002
                             _________________ __________________

Income tax provision (benefit)   $(12,400)         $(26,591)
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

The difference between the effective tax rate and the statutory federal tax rate is due primarily to the effects of graduated tax rates, state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003 AND 2002 AND SEPTEMBER 30, 2003
PAGE 4
_______________________________________________________


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

Future minimum lease payments under the second property lease and the obligation to lease equipment are as follows:

     Year Ended December 31,
     _______________________

              2004                    $32,472
              2005                     32,472
              2006                        760
                                      _______
                                      $65,704
                                      =======

Rent expense under these agreements was $18,322 and $17,766 for the three-month period ended December 31, 2003 and 2002, respectively.

Note 8 - Employee Retirement Plans
__________________________________

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan was $2,877 and $3,138 for the three months ended December 31, 2003 and 2002, respectively.