Form 10QSB
period 2004-03-31
PISMO COAST VILLAGE INC
filed 2004-05-14
CIK 216877

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
    ACT

    For the transition period from ____ to ____

                Commission file number #0-8463

                      PISMO COAST VILLAGE, INC.
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)

         California                          95-2990441
_________________________________________________________________
(State or other jurisdiction of             (IRS Employer
 incorporation or organization)          (Identification Number)

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

Income from Resort Operations for the three-month period ended March 31, 2004, increased $60,069, or 11.4%, above the same period in 2003. Resort Income for the six months ended March 31, 2004, increased $83,239, or 7.3%, from the same period ended March 31, 2003. This increase in the quarter ending March 31, 2004 is due primarily to an increase of 8.5% in paid site occupancy which accounts for $52,561 in additional revenue. Income from RV storage and spotting activity increased 4.4% over the same period last year. Due to Spring Break falling completely in April this year, there is no impact on the quarter ended March 31, 2004. Spring Break is historically a high occupancy period which has a significant positive impact on all revenue generating activities.

Income from Retail Operations for the three-month period ended March 31, 2004, increased $835, or 0.55%, above the same period in 2003. The General Store contributed by increasing revenues 12.9%, which is attributed to the overall increase of resort site occupancy (general public and shareholder)of 5.9%. Income from Retail Operations for the six month period ending March 31, 2004, increased by $8,299, or 2.7%, over the same period ended March 31, 2003. This increase is a result of occupancy and management's ongoing review of retail product mix, attention to service, and staff training. The Company anticipates moderate growth in both income from resort operations and retail operations through the remainder of Fiscal Year 2004.

Operating expenses for the three-month period ending March 31, 2004, increased $30,850, or 4.6%, above the same period ended March 31, 2003. This increase in expenses reflects labor and associated expenses, electricity, and land payments. For the six month period ending March 31, 2004, operating expenses decreased by $11,748, or 0.8%, below the same period in 2003. This decrease reflects expenses from the previous year which have been reduced, such as legal and accounting expenses due to the IRS audit, tree trimming, and contracted security. Due to the age of the Resort, the Company is undertaking maintenance activity which is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, restroom upgrades, utility improvements, and building repair.

Cost of Goods Sold expenses for the three months ended March 31, 2004, are 51.2% compared to 59.6% for the same period in 2003. For the six months ended March 31, 2004, Cost of Goods Sold expenses were 50.4% compared to 50.3% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three months ended March 31, 2004, is $10,376 compared to $11,081 for the same period in 2003. This expense reflects financing for the purchase of an additional RV storage property which closed escrow February 28, 2003. The 2003 figure also includes $10,074 interest paid to the U.S. Treasury as part of the IRS audit settlement.

The Company has also renewed a $500,000 line of credit in anticipation of large capital expenditures or emergencies.

Loss before provisions for taxes on income for the three-month period ended March 31, 2004, decreased by $26,634, or 14.7%, and the loss for the six months ended March 31, 2004, decreased by $63,936, or 26.4%. The decrease in loss is a reflection of this period's decrease in operating expenses compared to growth in income. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

Upon review of operational expenses, occupancy and competition, the Board of Directors decided to increase all nightly rates effective October 1, 2003. Due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs at higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive. It is anticipated the published rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

The Company recently underwent an audit by the Internal Revenue
Service. As a result of the audit settlement, period ending March
31, 2003 income tax expense included an additional $77,580 federal liability and an additional $20,499 state liability for the years ended September 30, 2000 and 2001.

LIQUIDITY
The Company's plan for capital expenditures of $368,600 in Fiscal 2004 is currently on schedule. These projects include renovation of twenty-seven sites, road paving, RV storage lot development, entrance improvements, and a vehicle. Funding for these projects is expected to be from revenue generated from the normal course of business.

The Company's current cash position as of March 31, 2004, is $1,276,134, which is 7.5% more than the same position in 2003. This increase in cash reflects current advanced rental deposit and increased revenue from other resort revenue activity. The present level of cash is being maintained in anticipation for this and next year's large capital expenditures. Management has begun the process of planning long term renovations to the Resort property which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles.

Accounts payable and accrued liabilities decreased $27,606 from the same period last year. This reflects the financial activity during this period compared to last year relative to the Company's capital projects. All undisputed payables have been paid in full according to the Company's policy.

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

        Not Applicable

ITEM 5. OTHER INFORMATION

        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit Index:

                                                    Sequential
        Exhibit Number  Item Description            Page Number
        ______________  __________________________  ___________

              27        Financial Data Schedule
              99        Accountant's Review Report

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PISMO COAST VILLAGE, INC.


Date:       May 13, 2004

Signature:  JERALD PETTIBONE
            Jerald Pettibone, President


Date:       May 13, 2004

Signature:  JACK WILLIAMS
            Jack Williams, V.P. - Finance/Chief Financial Officer


Date:       May 13, 2004

Signature:  KITTY KARSTETTER
            Kitty Karstetter, Accounting Supervisor/
            Principal Accounting Officer

                     ACCOUNTANTS' REVIEW REPORT



Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have made a review of the balance sheets of Pismo Coast Village, Inc. as of March 31, 2004 and 2003, and the related statements of operations and retained earnings for the three month and six month periods ended March 31, 2004 and 2003, and the statements of cash flows for the six month periods ended March 31, 2004 and 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America. We previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of September 30, 2003, (presented herein) and the related statements of operations and retained earnings and cash flows for the year then ended (not presented herein); and in our report dated October 31, 2003, we expressed an unqualified opinion on those financial statements.


GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation

May 4, 2004


                   PISMO COAST VILLAGE, INC.
                         BALANCE SHEETS
         MARCH 31, 2004 AND 2003 AND SEPTEMBER 30, 2003
         ______________________________________________


                              March 31,  September 30,  March 31,
                                2004         2003         2003
                             (Unaudited)   (Audited)  (Unaudited)
                              __________ _____________ __________


   ASSETS
   ______

Current Assets
Cash and cash equivalents     $1,276,133    $905,110  $1,186,251
Investment in certificate
 of deposit                                    1,109
Accounts receivable                4,841       8,410       6,802
Inventory                        113,837      88,175      97,877
Current deferred taxes                        34,200
Prepaid income taxes             224,300      94,200      62,492
Prepaid expenses                  16,699      49,044      12,412
                              __________  __________  __________
  Total current assets         1,635,810   1,180,248   1,365,834

Pismo Coast Village Recreational
 Vehicle Resort and Related Assets -
____________________________________

 Net of accumulated
  depreciation                 6,900,034   6,916,410   6,747,725

Other Assets                      17,754      17,756      12,737
____________                  __________  __________  __________

 Total Assets                 $8,553,598  $8,114,414  $8,126,296
                              ==========  ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ____________________________________

Current Liabilities
___________________

Accounts payable and
 accrued expenses               $149,410     $96,040    $177,016
Accrued salaries and vacation     40,842      94,296      44,693
Current deferred taxes                                    12,271
Rental deposits                  952,294     427,000     735,442
Current portion of
 long-term debt                    7,287       7,125
Line of credit                                           500,000
                              __________  __________  __________

 Total current liabilities     1,149,833     624,461   1,469,422

Long-Term Liabilities
_____________________

Long-term deferred taxes         204,300     193,900     133,250
N/P Santa Lucia Bank             486,053     489,710
                              __________  __________  __________

 Total liabilities             1,840,186   1,308,071   1,602,672
                              __________  __________  __________

Stockholders' Equity
____________________

Common stock  no par value, issued
 and outstanding 1,800 shares  5,647,708   5,647,708   5,647,708
Retained earnings              1,065,704   1,158,635     875,916
                              __________  __________  __________

 Total stockholders' equity    6,713,412   6,806,343   6,523,624
                              __________  __________  __________

Total Liabilities and
 Stockholders' Equity         $8,553,598  $8,114,414  $8,126,296
                              ==========  ==========  ==========


See accountants' review report.
The accompanying notes are an integral part of these financial statements.


                   PISMO COAST VILLAGE, INC.
         STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (UNAUDITED)
       THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003
       __________________________________________________



                     Three Months            Six Months
                    Ended March 31,         Ended March 31,
                    2004       2003         2004       2003
                    _______________         _______________


Income
______

Resort operations $  586,635  $  526,566  $1,223,521  $1,140,282
Retail operations    151,243     150,408     316,648     308,355
                  __________  __________  __________  __________

Total income         737,878     676,974   1,540,169   1,448,637
                  __________  __________  __________  __________

Cost and Expenses
_________________

Operating expenses   703,700     672,850   1,344,522   1,356,270
Cost of goods sold    77,455      89,678     159,715     155,329
Depreciation         102,171      87,358     201,455     176,156
                  __________  __________  __________  __________

Total cost and
 expenses            883,326     849,886   1,705,692   1,687,755
                  __________  __________  __________  __________

Loss from
 operations         (145,448)   (172,912)   (165,523)   (239,118)
                  __________  __________  __________  __________

Other Income (Expense)
______________________

Interest expense
Interest income        2,027       3,562       4,159       7,832
Interest expense     (10,376)    (11,081)    (17,067)    (11,081)
                  __________  __________  __________  __________

 Total other
 income (expense)     (8,349)     (7,519)    (12,908)     (3,249)
                  __________  __________  __________  __________

Loss Before Provision
 for Income Tax     (153,797)   (180,431)   (178,431)   (242,367)

Income Tax Expense
 (Benefit)           (73,100)     84,411     (85,500)     57,820
                  __________  __________  __________  __________

Net Loss            $(80,697)  $(264,842)    (92,931)   (300,187)
                  ==========  ==========

Retained Earnings
Beginning of period                        1,158,635   1,176,103
                                          __________  __________

End of period                             $1,065,704    $875,916
                                          ==========  ==========

Net Loss Per
 Share               $(44.83)   $(147.13)    $(51.63)   $(166.77)
                  ==========  ==========  ==========  ==========



See accountants' review report.
The accompanying notes are an integral part of these financial statements.


                          PISMO COAST VILLAGE, INC.
                    STATEMENTS OF CASH FLOWS (UNAUDITED)
                  SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                  ________________________________________

                            2004                   2003
                   ______________________  _____________________


Cash Flows From Operating Activities
____________________________________

Net loss                       $  (92,931)             $(300,187)
Adjustments to
 reconcile net
 loss to net cash
 provided by
 operating
 activities:
Depreciation       $  201,455              $  176,156
Decrease in
 accounts
 receivable             3,569                   2,299
Increase in inventory (25,662)                (16,292)
Decrease in current
 current deferred
 taxes                 34,200                  34,000
Increase in prepaid
 income taxes        (130,100)                (62,492)
Decrease in prepaid
 expenses              32,345                  41,064
Decrease in other
 assets                     2
Increase in accounts
 payable and accrued
 expenses              53,370                  97,411
Decrease in accrued
 salaries & vacation  (53,454)                (55,835)
Increase in rental
 deposits             525,294                 351,532
Increase in deferred
 taxes                 10,400                  25,521
                   __________              __________

Total adjustments                 651,419                593,364
                               __________              __________

Net cash provided by
 operating activities             558,488                293,177

Cash Flows From Investing Activities
____________________________________

Capital
 expenditures        (185,080)             (1,093,296)
Decrease in
 investment in CD       1,109
                   __________              __________

Net cash used in
 (provided by)
 investing activities            (183,971)            (1,093,296)
                               __________             __________

Cash Flows From Financing Activities
____________________________________

Payments on note
 payable               (3,494)
Advances under line
 of credit                                    500,000
                   __________              __________

Net cash (used in)
 provided by
 financing activities              (3,494)               500,000
                               __________             __________

Net increase (decrease)
 in cash and cash
 equivalents                      371,023               (300,119)

Cash and Cash Equivalents
 Beginning of Period              905,110              1,486,370
                               __________             __________

Cash and Cash Equivalents
  End of Period                $1,276,133             $1,186,251
                               ==========             ==========

Schedule of Payments of Interest
 and Taxes
________________________________

Payments for interest             $18,526                 $1,007
Payments for income tax           $   -                  $70,865


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                  PISMO COAST VILLAGE, INC.
                NOTES TO FINANCIAL STATEMENTS
             MARCH 31, 2004 AND 2003 (UNAUDITED)
               AND SEPTEMBER 30, 2003 (AUDITED)
             ___________________________________

Note 1 - Summary of Significant Accounting Policies
___________________________________________________

Nature of Business
__________________

Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

Inventory
_________

Inventory has been valued at the lower of cost or market on a first-in, first-out basis. Inventory is comprised primarily of goods in the general store and parts in the RV repair shop.


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

Use of Estimates
________________

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2004 AND 2003 AND SEPTEMBER 30, 2003
PAGE 2
______________________________________________

Note 1 - Summary of Significant Accounting Policies (Continued)
_______________________________________________________________


Revenue and Cost Recognition
____________________________

The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

Advertising
___________

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $17,076 and $26,055 for the six months ended March 31, 2004 and 2003, respectively.

Reclassifications
_________________

Certain prior year balances have been reclassified to conform with current year presentation.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and
Related Assets
____________________________________________________________

At March 31, 2004, September 30, 2003 and March 31, 2003, property and equipment included the following:




                            March 31,  September 30,   March 31,
                              2004          2003         2003
                           __________   __________    __________

Land                       $3,860,629   $3,860,629    $3,860,629
Building and resort
 improvements               7,478,411    7,268,448     6,691,346
Furniture, fixtures, equipment
 and leasehold improvements   537,749      534,918       518,729
Transportation equipment      417,920      405,578       405,578
Construction in progress       24,443       64,500       344,750
                           __________   __________    __________

                           12,319,152   12,134,073    11,821,032
Less: accumulated
 depreciation              (5,419,118)  (5,217,663)   (5,073,307)
                           __________   __________    __________

                           $6,900,034   $6,916,410    $6,747,725
                           ==========   ==========    ==========


Note 3 - Line of Credit
_______________________

The Company renewed its revolving line of credit for $500,000, expiring March 2005. The interest rate is variable at one percent over West Coast Prime, with an initial rate of 5.0 percent and an interest rate of 5.0 percent at March 31, 2004. The purpose of the loan is to augment operating cash needs in off-season months. There was no outstanding amount for the line of credit at March 31, 2004 and the balance was $500,000 at March 31, 2003.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2004 AND 2003 AND SEPTEMBER 30, 2003
PAGE 3
______________________________________________

Note 4 - Note Payable
_____________________

The Company secured permanent financing on the purchase of storage lot land in Oceano with Santa Lucia Bank. The loan is for a term of ten years with a variable interest rate based on the West Coast Prime index plus 1% with a minimum rate of 7.5% and a maximum rate of 11%. The payments are $3,671 per month with the balance of the note due upon maturity in June 2103. The interest rate at March 31, 2004 was 7.5%.

Principal payments of the note payable are as follows:

      Year Ending March 31,
      _____________________

                2005                    $  7,287
                2006                       7,853
                2007                       8,463
                2008                       9,120
                2009                       9,828
             Thereafter                  450,789
                                        ________

                                        $493,340
                                        ========

Note 5 - Common Stock
_____________________

Each share of stock is intended to provide the shareholder with free use of the resort for a maximum of 45 days per year. If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

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

Note 6 - Income Taxes
_____________________

The provision for income taxes is as follows:

                                 March 31, 2004  March 31, 2003
                                 ______________  ______________

Income tax expense (benefit)         $(85,500)       $57,820
                                     ========        =======

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2004 AND 2003 AND SEPTEMBER 30, 2003
PAGE 4
______________________________________________

Note 6 - Income Taxes (Continued)
_________________________________

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

The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates and state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

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

Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

         Year Ended March 31,
         ____________________

                  2005                   $32,472
                  2006                    24,810
                  2006                       304
                                         _______

                                         $57,586
                                         =======

Rent expense under these agreements was $36,666 and $34,680 for the six months ended March 31, 2004 and 2003, respectively.

Note 8 - Employee Retirement Plans
__________________________________

The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all qualified full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan was $5,307 and $5,619 for the six months ended March 31, 2004 and 2003, respectively.