Form 10QSB
period 2004-06-30
PISMO COAST VILLAGE INC
filed 2004-08-12
CIK 216877

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                           FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

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

Income from Resort Operations for the three-month period ended June 30, 2004, increased $77,829, or 9.3%, above the same period in 2003. Resort Income for the nine months ended June 30, 2004, increased $161,068, or 8.1%, from the same period ended June 30, 2003. This increase in the quarter ending June 30, 2004,is due primarily to an increase of 3.1% in site occupancy, site rate increases, and a 19.4% increase in spotting activity. The increase in Resort Operations Income for the nine-month period is a result of rate increases effective October 1, 2003 and January 1, 2004, 5.0% increased site occupancy, and a 19.7% increase in RV spotting revenue. Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from Retail Operations for the three-month period ended June 30, 2004, increased $30,470, or 13.0%, above the same period in 2003. The General Store contributed by increasing revenues 19.1%, or $28,521, which is attributed to the overall increase of site occupancy, Spring Break falling completely within the quarter, and favorable weather. Income from Retail Operations for the nine month period ending June 30, 2004, increased by $38,763, or 7.1%, over the same period ended June 30, 2003. This increase is a result of occupancy, favorable weather, and management's ongoing review of retail product mix, attention to service, and staff training. The Company anticipates moderate growth in both income from resort operations and retail operations through the remainder of Fiscal Year 2004.

Operating Expenses for the quarter ended June 30, 2004, increased $48,367, or 7.5%, from the same period in 2003. This increase in expense is a result of increased labor and labor associated expenses, liability insurance, mortgage payments for the RV storage property, and necessary operational expenses to prepare for the Spring and Summer seasons. Operating Expenses for the nine-month period ended June 30, 2004, increased $36,619, or 1.8%, from the same period in 2003. While previously mentioned expenses affecting the quarter remain consistent with year to date 2004, it should be noted that legal and accounting fees associated with the Internal Revenue Service tax audit during Fiscal 2003 were not incurred in Fiscal 2004.

Cost of Goods Sold for 2004 are within projected levels at 48.1% for the quarter and 49.4% year-to-date. Cost of Goods Sold for 2003 were 50.0% and 50.2% respectively.

Interest Expense for the three-month and nine-month periods ended June 30, 2004,is $9,000 and $26,067 respectively, compared to $7,256 and $18,337 the previous year. This expense reflects the Company acquiring new financing to supplement the purchase of an additional RV storage property which closed escrow February 28, 2003.

Net Income for the quarter ending June 30, 2004, decreased by $9,233, or 6.7%, as compared with the same period ending June
30, 2003. Net income for the nine months ending June 30, 2004, increased by $198,023, compared with the same period ending June 30, 2003. This nine-month period increase is a result of payments incurred last year for taxes and interest due to the settlement of the IRS tax audit. The last quarter of 2004 is expected to provide adequate resources for continuing business and provide for planned capital expenditures. Of the last twelve years, with each year-end being profitable, the Company has shown losses from $42,475 to $229,759 as of the end of the first nine months. Losses during this period are consistent with the seasonal occupancy of a tourist-oriented business.

Upon review of occupancy, competition, and expenses, in May of 2003, the Board of Directors elected to increase site fees beginning October 1, 2003. In September 2003, the Board again elected to increase site fees effective January 1, 2004. Due to the current impact of utility and labor associated costs on profitability, the Board felt this action was necessary.

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

The Company recently underwent an audit by the Internal Revenue
Service. As a result of the audit settlement in Fiscal Year 2003, year to date for 2003 includes additional income tax expenses of $77,580 federal liability and an additional $19,642 state liability for the years ended September 30, 2000 and 2001.

LIQUIDITY
The Company's plan for capital expenditures of $368,600 in Fiscal Year 2004 is currently on schedule. These projects include renovation of twenty-seven sites, road paving, RV storage lot development, entrance improvement, and a vehicle. Funding for these projects is expected to be from revenue generated from the normal course of business.

The Company's current cash position as of June 30, 2004 is $1,443,591, which is 60.6% more than the previous year. This increase in cash reflects current advanced rental deposits and increased revenue from other resort revenue activity. In addition, the cash position from 2003 reflects the significant amount of cash utilized by investing in capital resort improvements. The present level of cash is being maintained in anticipation of this and next year's large capital expenditures.

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

Accounts Payable and accrued liabilities decreased $48,110 to an amount of $135,989 for June 30, 2004, compared to the same period ending 2003. This decrease was primarily due to decreased capital expenditure activity, increased inventory and timing of payment of monthly liabilities. All undisputed payables have been paid in full according to the Company's policy.

The Company has consistently demonstrated an ability to optimize revenues developed from Resort and Retail Operations during the summer season. During other less revenue producing periods, RV storage space and site rentals are paid for in advance and used for Resort improvements and cash reserves. The Company has a revolving line of credit for $500,000 to augment operating or capital expenditure cash needs during off season periods. The Company considers its financial position sufficient to meet its anticipated future financial requirements. The foregoing information is forward-looking, based upon certain assumptions of future performance which may not come to fruition.

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

PISMO COAST VILLAGE, INC.

Date:       August 11, 2004

Signature:  JERALD PETTIBONE
            Jerald Pettibone, President


Date:       August 11, 2004

Signature: JACK WILLIAMS
            Jack Williams, V.P. Finance/Chief Financial Officer


Date:       August 11, 2004

Signature:  KITTY KARSTETTER
            Kitty Karstetter, Accounting Supervisor/
             Principal Accounting Officer

                   ACCOUNTANTS' REVIEW REPORT
                   __________________________


Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. as of June 30, 2004 and 2003, and the related statements of operations and retained earnings for the three month and nine month periods ended June 30, 2004 and 2003, and the statements of cash flows for the nine month periods ended June 30, 2004 and 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

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

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
San Luis Obispo, California


August 3, 2004


                   PISMO COAST VILLAGE, INC.
                        BALANCE SHEETS
          JUNE 30, 2004 AND 2003 AND SEPTEMBER 30, 2003
          _____________________________________________



                              June 30,  September 30,  June 30,
                                2004        2003         2003
                            (Unaudited)   (Audited)   (Unaudited)
                            ___________   _________   ___________

         ASSETS
         ______

Current Assets
______________

Cash and cash equivalents    $1,443,591   $  905,110   $  898,640
Investment in certificate
 of deposit                      93,196        1,109
Accounts receivable               9,121        8,410        6,548
Inventory                       114,355       88,175      103,619
Current deferred tax assets                   34,200       32,900
Prepaid income taxes            169,800       94,200      160,399
Prepaid expenses                  1,220       49,044       35,611
                             __________   __________   __________

  Total current assets        1,831,283    1,180,248    1,237,717

Pismo Coast Village Recreational
 Vehicle Resort and Related Assets -
____________________________________

Net of accumulated
 depreciation                 6,859,791    6,916,410    7,034,135

Other Assets                     17,754       17,756       12,737
                             __________   __________   __________

Total Assets                 $8,708,828   $8,114,414   $8,284,589
                             ==========   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________

Current Liabilities
___________________

Accounts payable & accrued
 liabilities                 $  135,989   $   96,040   $  184,099
Accrued salaries & vacation      41,977       94,296       43,375
Rental deposits                 942,774      427,000      780,924
Income taxes payable             25,300
Current portion of
 long-term debt                   7,419        7,125        7,209
                             __________   __________   __________

 Total current liabilities    1,153,459      624,461    1,015,607
                             __________   __________   __________

Long-Term Liabilities
_____________________

Long-term deferred taxes        230,200      193,900      115,800
N/P Santa Lucia Bank            484,223      489,710      492,791
                             __________   __________   __________

 Total long-term liabilities    714,423      683,610      608,591
                             __________   __________   __________

 Total liabilities            1,867,882    1,308,071    1,624,198
                             __________   __________   __________

Stockholders' Equity
____________________

Common stock - no par value, issued
 & outstanding 1,800 shares   5,647,708    5,647,708    5,647,708
Retained earnings             1,193,238    1,158,635    1,012,683
                             __________   __________   __________

 Total stockholders' equity   6,840,946    6,806,343    6,660,391
                             __________   __________   __________

 Total Liabilities &
  Stockholders' Equity       $8,708,828   $8,114,414   $8,284,589
                             ==========   ==========   ==========

See accountants' review report.
The accompanying notes are an integral part of these financial statements.



                    PISMO COAST VILLAGE, INC.
         STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (UNAUDITED)
      THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003
      __________________________________________________


                         Three Months           Nine Months
                        Ended June 30,         Ended June 30,
                      2004        2003       2004        2003
                  __________  __________  __________  __________

Income
______

Resort operations $  912,549  $  834,720  $2,136,070  $1,975,002
Retail operations    263,749     233,279     580,397     541,634
                  __________  __________  __________  __________

 Total income      1,176,298   1,067,999   2,716,467   2,516,636
                  __________  __________  __________  __________

Costs and expenses
__________________

Operating expenses   694,651     646,284   2,039,173   2,002,554
Cost of goods sold   126,871     116,736     286,586     272,065
Depreciation         102,575      93,190     304,030     269,346
                  __________  __________  __________  __________

 Total costs &
  expenses           924,097     856,210   2,629,789   2,543,965
                  __________  __________  __________  __________

 Income (loss)
  from operations    252,201     211,789      86,678     (27,329)
                  __________  __________  __________  ___________

Other Income (Expense)
______________________

Interest income        2,033       2,698       6,192      10,530
Interest expense      (9,000)     (7,256)    (26,067)    (18,337)
                  __________  __________  __________  __________

 Total other
  income (expense)    (6,967)     (4,558)    (19,875)     (7,807)
                  __________  __________  __________  __________

Income (loss) Before Provision
 for Taxes           245,234     207,231      66,803     (35,136)

Income Tax
 Expense             117,700      70,464      32,200     128,284
                  __________  __________  __________  __________

Net Income (Loss) $  127,534  $  136,767      34,603    (163,420)
                  ==========  ==========

Retained Earnings -
 Beginning of Period                       1,158,635   1,176,103
                                          __________  __________

Retained Earnings -
 End of Period                            $1,193,238  $1,012,683
                                          ==========  ==========

Net Income (Loss)
 Per Share            $70.85      $75.98      $19.22     $(90.79)
                      ======      ======      ======     =======

See accountants' review report.
The accompanying notes are an integral part of these financial statements.




                       PISMO COAST VILLAGE, INC.
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                ________________________________________


                                2004                    2003
                       ______________________  ______________________


Cash Flows From Operating Activities
____________________________________

Net income (loss)                  $   34,603              $ (163,420)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
Depreciation           $  304,030              $  269,346
Accounts receivable          (711)                  2,553
Inventory                 (26,180)                (22,034)
Current deferred taxes     34,200                   1,100
Prepaid income taxes      (75,600)               (160,399)
Prepaid expenses           47,824                  17,865
Accounts payable &
 accrued liabilities       39,949                 104,494
Accrued salaries &
 vacation                 (52,319)                (57,130)
Rental deposits           515,774                 397,014
Income taxes payable       25,300
Long-term deferred
 taxes                     36,300                  (4,200)
                       __________              ___________

Total adjustments                     848,567                 548,609
                                   __________              __________

Net cash provided by
 operating activities                 883,170                 385,189

Cash Flows From Investing Activities
____________________________________

Investment in certificates
 of deposit               (92,087)
Capital expenditures     (247,406)             (1,472,919)
                       __________              __________

Net cash used in
 investing activities                (339,493)             (1,472,919)

Cash Flows From Financing Activities
____________________________________

Proceeds from line of credit                      500,000
Repayment of long-
 term debt                 (5,196)
                       __________

 Net cash provided by (used in)
  financing activities                 (5,196)                500,000
                                   __________              __________

 Net increase (decrease) in cash
 and cash equivalents                 538,481                (587,730)

Cash and Cash Equivalents -
 Beginning of Period                  905,110               1,486,370
                                   __________              __________

Cash and Cash Equivalents -
 End of Period                     $1,443,591              $  898,640
                                   ==========              ==========

Supplemental Disclosure of Cash Flow Information
________________________________________________

Cash paid for income tax           $    -                  $  268,784
Cash paid for interest             $   27,837              $   18,337

See accountants' review report.
The accompanying notes are an integral part of these financial statements.


                   PISMO COAST VILLAGE, INC.
                 NOTES TO FINANCIAL STATEMENTS
                         (UNAUDITED)
       AS OF JUNE 30, 2004 AND 2003 AND SEPTEMBER 30, 2003
       ___________________________________________________


Note 1 - Summary of Significant Accounting Policies
___________________________________________________

A. Nature of Business
_____________________

Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

B. Inventory
____________

Inventory has been valued at the lower of cost or market on a first-in, first-out basis. Inventory is comprised primarily of goods in the general store and RV shop.

C. Depreciation and Amortization
________________________________

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

D. Earnings Per Share
_____________________

The earnings (loss) per share is based on the 1,800 shares issued and outstanding.

E. Cash and Cash Equivalents
____________________________

For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with maturity of three months or less when purchased, to be cash equivalents.

F. Use of Estimates
___________________

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2004 AND 2003 AND SEPTEMBER 30, 2003
PAGE 2
___________________________________________________

Note 1 - Summary of Significant Accounting Policies (Continued)
_______________________________________________________________

G. Revenue and Cost Recognition
_______________________________

The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

H. Advertising
______________

The Company follows the policy of charging the costs of non-direct response advertising as incurred. Advertising expense was $23,445 and $36,651 for the nine months ended June 30, 2004 and 2003, respectively. There was no advertising expense capitalized in prepaid expense.

I. Reclassifications
____________________

Certain prior period balances have been reclassified to conform with current period presentation.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and
 Related Assets
____________________________________________________________

At June 30, 2004, September 30, 2003 and June 30, 2003, property and equipment included the following:


                                 June 30,   September 30,   June 30,
                                   2004          2003         2003
                               __________    __________    __________

Land                           $3,860,629    $3,860,629    $3,860,629
Building & resort improvements  7,520,180     7,268,448     6,853,103
Furniture, fixtures, equipment
 & leasehold improvements         552,041       534,918       544,346
Transportation equipment          417,920       405,578       405,578
Construction in progress           30,709        64,500       536,976
                               __________    __________    __________

                               12,381,479    12,134,073    12,200,632
Less: accumulated depreciation (5,521,688)   (5,217,663)   (5,166,497)
                               __________    __________    __________

                               $6,859,791    $6,916,410    $7,034,135
                               ==========    ==========    ==========

Note 3 - Line of Credit
_______________________

The Company renewed its revolving line of credit for $500,000, expiring March 2005. The interest rate is variable at one percent over West Coast Prime, with an initial rate of 5.0 percent and an interest rate of 5.0 percent at June 30, 2004. The purpose of the loan is to augment operating cash needs in off-season months. There was no outstanding amount for the line of credit at June 30, 2004. The balance was $500,000 at June 30, 2003. There was no outstanding balance at September 30, 2003.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2004 AND 2003 AND SEPTEMBER 30, 2003
PAGE 3
___________________________________________________


Note 4 - Note Payable
_____________________
The Company secured permanent financing on the purchase of storage lot land in Oceano with Santa Lucia Bank. The loan is for a term of ten years with a variable interest rate based on the West Coast Prime index plus 1% with a minimum rate of 7.5% and a maximum rate of 11%. The payments are $3,671 per month with the balance of the note due upon maturity in June 2013. The interest rate at June 30, 2004 was 7.5%.

Future principal payments under the note payable are as follows:

           Year Ending June 30,
           ____________________

                  2005                  $  7,419
                  2006                     7,995
                  2007                     8,616
                  2008                     9,285
                  2009                    10,006
               Thereafter                448,321
                                        ________

                                        $491,642
                                        ========

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

Note 6 - Income Taxes
_____________________

The provision for income taxes is as follows:

                         Nine Months      Nine Months
                            Ended            Ended
                        June 30, 2004    June 30, 2003
                        _____________    _____________

 Income tax expense        $ 32,200         $128,284
                           ========         ========

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2004 AND 2003 AND SEPTEMBER 30, 2003
PAGE 4
___________________________________________________


Note 6 - Income Taxes (Continued)
_________________________________

The Company uses the asset-liability method of computing deferred taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires, among other things, a change from the deferred to the asset-liability method of computing deferred income taxes. SFAS 109 also requires that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate. The Company has not recorded a valuation allowance for deferred tax assets since the benefit is expected to be realized in the following year.

The difference between the effective tax rates and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

Note 7 - Operating Leases
_________________________

The Company leases two pieces of property to use as storage lots.
One is leased under a cancelable month-to-month lease. The other was renewed January 1, 2001, for five years. Monthly lease payments under the second lease are currently $2,454 and are increased annually based on the Consumer Price Index.

The Company also leases an ATM machine for the public's use in the General Store. Lease payments on the ATM machine are $152 per month ending May 2006.

Future minimum lease payments under the second storage lot lease and an obligation to lease the ATM machine are as follows:

            Year Ending June 30,
            ____________________

                     2005             $32,472
                     2006              16,996
                                      _______

                                      $49,468
                                      =======

Rent expense under these agreements was $53,591 and $53,383 for the nine months ended June 30, 2004 and 2003.

Note 8 - Employee Retirement Plans
__________________________________

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the plan was $8,021 and $8,109 for the nine months ended June 30, 2004 and 2003, respectively.