Form 10KSB
period 2004-09-30
PISMO COAST VILLAGE INC
filed 2004-12-28
CIK 216877

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                             FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Fiscal Year ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X YES        NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. XX

State issuer's revenues for its most recent fiscal year.
$4,207,149.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $38,852,000.00.

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

             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
1,800

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2005 Definitive Proxy
Statement for the Annual Meeting of Shareholders to be held
January 15, 2005 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format
(Check one): Yes __; No X

                            FORM 10-KSB
                              PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT

Pismo Coast Village, Inc., the "Registrant" or the "Company," was incorporated under the laws of the State of California on April 2, 1975. The Company's sole business is owning and operating a recreational vehicle resort (hereinafter the "Resort") in Pismo Beach, California. The Resort has continued to enhance its business by upgrading facilities and services to better serve customers.

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

PUBLIC AND SHAREHOLDER USERS

The present policy of the Company is to offer each shareholder the opportunity for 45 days of free use of sites at the Resort, 25 days may be used during prime time and 20 days during non-prime time. The free use of sites by shareholders is managed by designating the nights of the year as prime time and non-prime time. A prime time night is one that is most in demand, for example, Memorial Day Weekend and the period from mid-June until Labor Day. Non-prime time is that time with the least demand. Each shareholder is furnished annually a calendar that designates the prime and non-prime time days; it also provides a schedule of when reservations can be made and the procedure for making reservations. Shareholders' free use of sites average approximately 21% to 23% annually, refer to Item 6. Result of Operations MD&A, page 11.

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

COMPETITION

The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities which include 28 Channels of Satellite TV, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service which includes RV storage and RV repair and service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In Fiscal Year 2004, Pismo Coast Village, Inc., was awarded the designation of RV Park of the Year, Mega Park Category 2004, by the California Travel Parks Association (CTPA). In November 1999, Pismo Coast Village, Inc., was awarded the designation of RV Park of the Year, Large Park Category 1999, by the National Association of RV Parks and Campgrounds (ARVC) which has a membership of more than 3,600 properties. These factors allow the Resort to price its site rental fees above most of its competition based on perceived value received.

Competition for the tourist market is keen between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's Internet web page to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $34,409 for Fiscal Year 2004 which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

EMPLOYEES

As of September 30, 2004, the Company employed approximately 55 people with 26 of these on a part-time basis and 29 on full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-Season. Staffing levels during the fiscal year ranged from approximately 42 employees to 63 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION

The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing expenses and conducting a local comparative rate study, the Board voted to increase selected nightly rates effective October 1, 2003. Subsequently, in response to increasing operational expenses, especially related to utilities, insurance, and labor, the Board voted to increase all nightly rates effective January 1, 2004. These new rates range from $31 to $34 per night during the off-season and $38 to $42 per night during prime time. It is anticipated the proposed rates will continue to market site usage at is highest value and not negatively impact the Company's ability to capture an optimum market share.

(c) REPORTS TO SECURITY HOLDERS

Pismo Coast Village files quarterly reports, an annual report, and periodic reports providing the public with current information about the Company and its operations with the Securities and Exchange Commission. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Additionally, the Company makes available on its website, www.pismocoastvillage.com, access to its annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-KSB, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTIES

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

On February 28, 2003, the Company closed escrow on a parcel of property to be developed as an additional RV storage facility. The 4.7 acre property is located in Oceano and was purchased for $650,000 of which $500,000 was financed. The project is currently in the permitting process and is expected to accept new storage units during Fiscal Year 2005.

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

1. TRAILER STORAGE YARDS. In 1986 the Company leased a parcel of land 100 feet wide by 1,600 feet long from the Union Pacific Railroad Corporation. The property is being used by the Company as a storage facility for recreational vehicles. Capital improvements in the amount of $40,000 were made to this property, which provides storage for approximately 160 units. The property was leased for $950 per month the first year, $1,400 per month for the second year, with continuing years tied to the "CPI" Index, or Fair Market Value of the property according to the lease agreement. During Fiscal Year 2004, lease payments were made in the amount of $40,830, Fiscal Year 2005 lease payments will be $42,055, and Fiscal Year 2006 lease payments will be $42,055, plus applicable changes in index or valuation.

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

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 for the second year and continuing years are tied to the "CPI" index. During Fiscal Year 2004, lease payments were made in the amount of $30,804, Fiscal Year 2005 lease payments will be $31,260 plus applicable changes in index, and Fiscal Year 2006 lease payments will be $31,260 plus index changes.

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

1. RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC. This agreement is dated November 1, 2004 and pursuant to this agreement, the Company granted Coin Amusements, Inc., the concession to operate various coin-operated game units at the Resort. The one year term expires on October 31, 2005, and continued renewal is expected without significant impact.

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

3. PISMO COAST INVESTMENTS, The Company has renewed a lease agreement with Ms. Jeanne Sousa, a California Corporations Licensed Broker for the lease of a 200-square foot building at the Resort from which she conducts sales activities in the Company's stock. The term of the lease is for three years commencing on January 1, 2004 and ending on December 31, 2007. Termination or cancellation may be made by either Lessor or Lessee by giving the other party sixty (60) days written notice.

ITEM 3. LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Paragraph inapplicable.

                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a.) MARKET INFORMATION

There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company shares as Pismo Coast Investments. The last transaction the Company is aware of occurred on September 21, 2004, at a price of $22,000 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

The following table sets forth the high and low closing sales prices as reported by Pismo Coast Investments for the period
October 1, 2002 to September 30, 2004.


Fiscal Year Ended September 30, 2003
____________________________________



                                            High       Low
                                            ____       ___


First Quarter                             $13,500    $13,500
Second Quarter                            $14,000    $14,000
Third Quarter                             $15,000    $14,000
Fourth Quarter                            $17,000    $15,000

Fiscal Year Ended September 30, 2004
____________________________________
                                            High       Low
                                            ____       ___

First Quarter                             $17,000    $17,000
Second Quarter                            $18,500    $17,000
Third Quarter                             $20,000    $18,500
Fourth Quarter                            $22,000    $20,000


(b.) HOLDERS

The approximate number of holders of the Company's common stock on September 30, 2004 was 1,542.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

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


Page 11 of 45


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

CURRENT OPERATING PLANS

The Board of Directors continues its previously established policy by adopting a stringent, conservative budget for Fiscal Year 2005, which projects a positive cash flow of approximately $1,006,486 from operations. While the Company projects a positive cash flow, this cannot be assured for Fiscal Year 2005.

Capital expenditures planned for 2005 include the continued enhancement of RV sites and services, development of a new RV storage property, expansion of the General Store, and the installation of a kitchen in the Clubhouse. These investments are projected to be approximately $570,000 some of which can be deferred, if necessary. These proposed capital improvements will be funded from cash from operations, from existing working capital, and, if necessary, from financing obtained by the Company. Thus, budgeted cash flow for the year is expected to be within the Company's capabilities based on its present working capital position.

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

The Company reached a settlement with the Internal Revenue Service in Fiscal Year 2003 regarding an audit of the 1999 tax return. As a result of the audit, incremental taxes were paid to total $117,600 federal liability and an additional $30,050 state liability for the years ended September 30, 2000 and 2001. The incremental taxes related to nondeductible variable costs associated with shareholder usage of the park. The impact of these nondeductible costs for the year ending September 30, 2003 is included in last year's provision for income taxes. Current and future impact of shareholder nondeductible variable costs will be based on a formula agreed to in the settlement of the audit.

LIQUIDITY

The Company's policy is to use its ability to generate operating cash flow to meet its expected future needs for internal growth. The Company has continued to maintain sufficient cash so as to not require the use of a short-term line of credit during the off-season period, and the Company expects to be able to do so (although no assurance of continued cash flow can be given).

Net cash provided by operating activities totaled $985,870 in 2004, compared to $412,650 in 2003. This increase is primarily a result of prepaid income taxes, depreciation, increase in rental deposits, and increase in operational expenses.

During Fiscal Year 2004, cash investments of $254,817 included complete renovation of twenty-seven RV sites, purchase of a new truck, road paving, and resort entrance enhancements. During Fiscal Year 2003, cash investments of $989,636 included a down payment of a new RV storage property, construction of two new restroom/shower facilities, complete renovation of thirty-six RV sites, purchase of a new trailer tow truck, addition to the corporate office building, and the installation of an RV storage security system.

The Company has continued to maintain sufficient cash from operations to not require the addition of long-term debt. However, with the purchase of the new RV storage property in February 2003, long-term financing was acquired from a lending institution. With the possibility of requiring additional funds for planned capital improvements and the winter season, the Company established a $500,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal Year 2004's current ratio (current assets to current liabilities) of 2.27 increased from Fiscal Year 2003's current ratio of 1.89. The increase in current ratio is the result of increased cash and cash equivalents, increased investment in certificates of deposit, and decreased accounts payable and accrued liabilities.

Working Capital increased to $1,029,306 at the end of Fiscal Year
2004 compared with $555,787 at year end Fiscal Year 2003. This increase is a result of limited planned capital improvements in 2004 in preparation for capital projects in 2005.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of $570,000 in Fiscal Year 2005 to further enhance the resort facilities and services, develop a new RV storage facility, renovate fifty-nine campsites, expand the General Store, and install a kitchen in the Clubhouse. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR TO YEAR COMPARISON

INCOME: Increased over the prior fiscal year ended September 30, 2003, by $275,154, or 7.0%.


                      INCOME BY SEGMENT

                               2004              2003
                               ____              ____


OCCUPANCY
% of Shareholder Site Use      23.9%             23.2%
% of Paid Site Rental          48.8%             46.9%
% Total Site Occupancy         72.7%             70.2%
% of Storage Rental            99.7%             99.5%
  Average Paid Site           $34.69            $32.66

RESORT OPERATIONS
Site Rental               $2,472,438        $2,237,783
Storage Operations          $663,751          $643,233
Support Operations          $157,283          $189,756
  Total                   $3,293,472        $3,070,772

RETAIL OPERATIONS
Store                       $585,283          $531,418
RV Repair/Parts store       $320,146          $321,557
  Total                     $905,429          $852,975

INTEREST INCOME               $8,248           $12,797

OTHER INCOME                     -0-               -0-

TOTAL INCOME              $4,207,149        $3,936,544


Occupancy rates on the previous table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, Laundromat, recreational activities, and other less significant sources.

2004 COMPARED WITH 2003

Resort operations income increased $222,700, or 7.2%, primarily due to a $234,655, or 10.5%, increase in site revenue. Also, the Resort realized an increase of $20,518, or 3.2%, in RV storage and spotting activity. Occupancy projections continue to look strong as the local region enjoys mild weather and an ongoing positive trend of outdoor recreation and camping.

Retail operations income increased $52,454, or 6.1%, due to a $53,865, or 10.1% increase in General Store sales. These increases are a result of management's continuing program to increase retail, from increased occupancy, efforts to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service.

Interest Income decreased 35.5% as a result of current financial institution trends of minimal interest rates. While it is recognized 2004 cash reserves increased above Fiscal Year 2003 levels, low interest rates negatively impacted interest income. These reserves are maintained in preparation for capital expenditure projects to improve the Resort's facilities and services.

Operating Expenses increased $80,005, or 2.9%, as a result of electricity, payroll, and payroll-related expenses such as health insurance and workers' compensation. Maintaining the conservative approach, most expense items were managed well below Plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Depreciation Expense increased 11.0% due to the purchase of equipment, property improvements, and elimination of the assets deemed to no longer have a useful life.

Interest Expense increased from $31,777 in Fiscal Year 2003 to
$34,552 in 2004 due to financing the purchase of the new RV storage property.

Loss on Disposal of Fixed Assets for 2004 of $16,181 represents the reclassification of certain assets determined to no longer have a useful life.

Income before provision for taxes on income of $450,706, a 48.7% increase above last year, is reflective of the Company's current pricing policies and continuing efforts to maximize resort services and value. This figure also represents management's effort to control expenses.

Net income increased by $250,674 over a net loss of $17,468 the previous year. This increase in net income is a reflection of positive business performance in 2004 compared to the substantial incremental federal and state taxes paid as a result of the Internal Revenue Service tax audit settlement in 2003. The loss of $17,468 for Fiscal Year 2003 is the first negative net income for the Company in fourteen years.

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

ITEM. 7 FINANCIAL STATEMENTS

                 INDEPENDENT AUDITORS' REPORT
                 ____________________________





Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California 93449

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (a California corporation) as of September 30, 2004 and 2003, and the related statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
1150 Palm Street
San Luis Obispo, CA 93401

October 27, 2004


                  PISMO COAST VILLAGE, INC.
                        BALANCE SHEETS
                 SEPTEMBER 30, 2004 AND 2003
                 ___________________________


         ASSETS                           2004           2003
         ______                           ____           ____



Current Assets
______________

Cash and cash equivalents               $1,531,424     $  905,110
Investment in certificate of deposit        98,921          1,109
Accounts receivable                         10,478          8,410
Inventory                                   97,080         88,175
Current deferred taxes                      44,600         34,200
Prepaid income taxes                                       94,200
Prepaid expenses                            54,032         49,044
                                        __________     __________

 Total current assets                    1,836,535      1,180,248

Pismo Coast Village Recreational
 Vehicle Resort and Related
  Assets - net                           6,750,139      6,916,410

Other Assets                                18,961         17,756
____________                            __________     __________

 Total Assets                           $8,605,635     $8,114,414
                                        ==========     ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ____________________________________

Current Liabilities
___________________

Accounts payable and accrued
 liabilities                               $73,690        $96,040
Accrued salaries and vacation              110,791         94,296
Rental deposits                            576,097        427,000
Income taxes payable                        37,400
Current portion of long-term debt            9,251          7,125
                                        __________     __________

 Total current liabilities                 807,229        624,461

Long-Term Liabilities
_____________________

Long-term deferred taxes                   278,200        193,900
N/P Santa Lucia Bank                       480,657        489,710
                                        __________     __________

 Total liabilities                       1,566,086      1,308,071
                                        __________     __________

Stockholders' Equity
____________________

Common stock - no par value, issued
 and outstanding 1,800 shares            5,647,708      5,647,708
Retained earnings                        1,391,841      1,158,635
                                        __________     __________

 Total stockholders' equity              7,039,549      6,806,343
                                        __________     __________

 Total Liabilities and
  Stockholders' Equity                  $8,605,635     $8,114,414
                                        ==========     ==========


The accompanying notes are an integral part of these financial statements.


                     PISMO COAST VILLAGE, INC.
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                           2004          2003
                                           ____          ____


Income
______

Resort operations                       $3,293,472    $3,070,772
Retail operations                          905,429       852,975
                                        ___________   __________

 Total income                            4,198,901     3,923,747
                                        ___________   __________

Costs and Expenses
__________________

Operating expenses                       2,854,479     2,774,474
Cost of goods sold                         446,324       423,423
Depreciation                               404,907       364,795
                                        ___________   __________

 Total costs and expenses                3,705,710     3,562,692
                                        ___________   __________

 Income from operations                    493,191       361,055

Other Income (Expense)
______________________

Interest income                              8,248        12,797
Interest expense                           (34,552)      (31,777)
Loss on sale of fixed assets               (16,181)      (38,993)
                                        ___________   ___________

 Total other income (expense)              (42,485)      (57,973)
                                        ___________   ___________

Income Before Provision
 for Income Taxes                          450,706       303,082

Income Tax Expense                         217,500       320,550
                                        ___________   ___________

Net Income (Loss)                          233,206       (17,468)

Retained Earnings-Beginning
 of Year                                 1,158,635     1,176,103
                                        ___________   ___________

Retained Earnings-End of Year           $1,391,841    $1,158,635
                                        ===========   ===========

Net Income (Loss) Per Share                $129.56        $(9.70)
                                        ===========   ===========


The accompanying notes are an integral part of these financial statements.

                     PISMO COAST VILLAGE, INC.
                     STATEMENTS OF CASH FLOWS
             YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                            2004         2003
                                            ____         ____


Cash Flows From Operating Activities
____________________________________

Net income (loss)                        $  233,206   $  (17,468)
                                         ___________  ___________

 Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
Depreciation                                404,907      364,795
Deferred income tax                          73,900       73,700
Loss on disposal of fixed assets             16,181       38,993
(Increase) decrease in accounts receivable   (2,068)         691
Increase in inventory                        (8,905)      (6,590)
(Increase) decrease in prepaid expenses      (4,988)     (18,568)
Increase in prepaid income taxes             94,200      (71,200)
Increase in other assets                     (1,205)      (5,019)
Increase (decrease) in accounts payable
 and accrued liabilities                    (22,350)      16,435
(Decrease) in accrued salaries and vacation  16,495       (6,209)
Increase in rental deposits                 149,097       43,090
Decrease in income taxes payable             37,400
                                         ___________  ___________

Total adjustments                           752,664      430,118
                                         ___________  ___________

Net cash provided by operating
 activities                                 985,870      412,650
                                         ___________  ___________


Cash Flows From Investing Activities
____________________________________

Investment in certificate of deposit        (97,812)      (1,109)
Capital expenditures                       (254,817)    (989,636)
                                         ___________  ___________

Net cash used in investing activities      (352,629)    (990,745)
                                         ___________  ___________

Cash Flows From Financing Activities
____________________________________

Principal repayments of note  payable        (6,927)      (3,165)
                                         ___________  ___________

Net cash used in financing activities        (6,927)      (3,165)
                                         ___________  ___________


Net (decrease) increase in cash and
 cash equivalents                           626,314     (581,260)

Cash and Cash Equivalents -
 Beginning of Year                          905,110    1,486,370
                                        ___________  ___________

Cash and Cash Equivalents -
 End of Year                             $1,531,424   $  905,110
                                        ===========  ===========

Schedule of Payments of Interest and Taxes
__________________________________________

Cash paid for income tax                 $   12,000   $  341,050
Cash paid for interest                   $   34,552   $   31,777


The accompanying notes are an integral part of these financial statements.

                   PISMO COAST VILLAGE, INC.
                 NOTES TO FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2004 AND 2003
                  _____________________________

Note 1 - Summary of Significant Accounting Policies
___________________________________________________


A.  Nature of Business
    __________________

Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature and historically the fourth quarter, the summer, is its busiest and generates the most revenue.

B.  Inventory
    _________

Inventory has been valued at the lower of cost or market on a first-in, first-out basis. Inventory is comprised primarily of goods in the general store and RV shop.

C.  Property and Equipment
    ______________________

Property and equipment are stated at cost. Normal, recurring, repair and maintenance costs are charged to expense as incurred. All major renovations, which will result in an extended productive life, are capitalized as park improvements or leasehold improvements. Depreciation of property and equipment is computed using an accelerated method based on the cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:

   Building and park improvements          5 to 40 years
   Furniture, fixtures, equipment and
     leasehold improvements                3 to 31.5 years
   Transportation equipment                5 to 10 years

D.  Earnings Per Share
    __________________

The earnings (losses) per share are based on the 1,800 shares issued and outstanding.

E.  Cash and Cash Equivalents
    _________________________

For purposes of the statements of cash flows, the Company considers all highly liquid investments including certificates of deposit with maturities of three months or less when purchased, to be cash equivalents.

F.  Concentration of Credit Risk
    ____________________________

At September 30, 2003, the Company had cash deposits in excess of the $100,000 federally insured limit with Santa Lucia Bank of $375,126. Santa Lucia Bank however has entered into a "contract for deposit of moneys" for $1,500,000 with the Company. This contract states that Santa Lucia Bank will keep as security for the Company's deposits up to $1,500,000 in U.S. Treasury securities with City National Bank of Beverly Hills. The Company receives statements monthly from City National Bank indicating the funds held in trust.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003
PAGE 2
_____________________________

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

I.  Advertising
    ___________

The Company follows the policy of charging the costs of non-direct response advertising to expense as incurred.
Advertising expense was $34,409 and $47,316 for the years ended
September 30, 2004 and 2003, respectively.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and
Related Assets
____________________________________________________________

At September 30, 2004 and 2003, property and equipment included the following:


                                            2004         2003
                                            ____         ____


  Land                                  $4,612,507    $4,612,507
  Building and park improvements         6,884,659     6,802,315
  Furniture, fixtures, equipment and
   leasehold improvements                  329,026       267,662
  Transportation equipment                 391,111       443,476
  Construction in progress                  31,207         8,113
                                        ___________   ___________

                                        12,248,510    12,134,073
Less: accumulated depreciation          (5,498,371)   (5,217,663)
                                        ___________  ____________

                                        $6,750,139    $6,916,410
                                        ===========   ===========

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003
PAGE 3
_____________________________

Note 3 - Line of Credit
_______________________

The Company has a revolving line of credit for $500,000 with Santa Lucia Bank which expires March 2005. The interest rate is variable at one percent over West Coast Prime with an initial rate of 5.0 percent and an interest rate of 5.0 percent at September 30, 2004. The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of September 30, 2004 or 2003.

Note 4 - Note Payable
_____________________

The Company secured permanent financing on the purchase of storage lot land in Oceano with Santa Lucia Bank. The loan is for a term of ten years with a variable interest rate based on the West Coast Prime index plus 1% with a minimum rate of 7.5% and a maximum rate of 11%. The payments are $3,673 per month with the balance of the note due upon maturity in June 2013. The interest rate at September 30, 2003, was 7.5%.

Future principal payments on the note payable are as follows:



     Year Ending September 30,
     _________________________

                2005                       $  9,251
                2006                          8,308
                2007                          8,953
                2008                          9,648
                2009                         10,397
             Thereafter                     443,351
                                           ________

                                           $489,908
                                           ========


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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003
PAGE 4
_____________________________

Note 6 - Income Taxes
_____________________

The provision for income taxes consists of the following components:



                                     2004           2003
                                     ____           ____


Current:
 Federal                          $ 97,300       $ 66,200
 State                              46,300         33,000
 Incremental federal tax due
  to resolution of tax audit                      117,600
 Incremental state tax due to
  resolution of federal tax audit                  30,050
                                  ________       ________

                                   143,600        246,850
Deferred:
 Federal                            69,400         67,300
 State                               4,500          6,400
                                  ________       ________

                                  $217,500       $320,550
                                  ========       ========


The deferred tax assets (liabilities) are comprised of the following:



                            2004                   2003
                    ____________________   ____________________



                     Current   Long-term   Current    Long-term
                     _______   _________   _______    _________

Deferred tax assets:
 Federal            $  40,900  $           $  31,400  $
 State                  3,700                  2,800
Deferred tax liabilities:
 Federal                        (242,600)              (163,700)
 State                           (35,600)               (30,200)
                    _________   _________  _________   _________

                    $  44,600  $(278,200)  $  34,200  $(193,900)
                    =========  ==========  =========  ==========


The deferred tax assets (liabilities) consist of the following temporary differences:



                                             2004        2003
                                             ____        ____


Depreciation                              $(278,200)  $(193,900)
                                          __________  __________

 Total gross deferred tax liabilities      (278,200)   (193,900)
                                          __________  __________

Vacation accrual                             17,800      13,700
Federal benefit of state taxes               26,800      20,500
                                          __________  __________

 Total gross deferred tax assets             44,600      34,200
                                          __________  __________

                                          $(233,600)  $(159,700)
                                          ==========  ==========


PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003
PAGE 5
_____________________________

Note 6 - Income Taxes (Continued)
_________________________________

The Company has not recorded a valuation allowance for deferred tax assets since the benefit is expected to be realized in the following year.

The effective income tax rate varies from the statutory federal income tax rate as follows:


                                                  2004     2003
                                                  ____     ____


Statutory federal income tax rate                34.0%    34.0%
Increase (decrease):
 State income taxes, net of federal benefit       7.5      8.6
 Effect of graduated tax rates                            (2.0)
 Nondeductible variable costs
  of shareholder usage                            9.2     13.5
 Incremental tax due to resolution
  of tax audit                                            48.9
 Benefit from additional depreciation
  on prior year tax return                       (2.4)
 Miscellaneous                                             3.0
                                                 _____   ______

   Effective Income Tax Rate                     48.3%   106.0%
                                                 =====   ======


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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003
PAGE 6
_____________________________

Note 7 - Operating Expenses
___________________________

Operating expenses for the years ended September 30, 2004 and 2003, consisted of the following:



                                               2004        2003
                                               ____        ____


Administrative salaries                    $  312,824  $  259,944
Advertising and promotion                      34,409      47,316
Auto and truck expense                         49,716      57,847
Bad debts                                         487       1,207
Contract services                             119,859     148,433
Corporation expense                            42,219      42,247
Custodial supplies                             12,850      14,732
Direct labor                                  903,748     813,069
Employee travel and training                   22,888      21,665
Equipment lease                                 4,846       3,679
Insurance                                     359,380     315,478
Miscellaneous                                  34,394      29,614
Office supplies and expense                    49,689      38,171
Payroll tax expense                           112,159      91,602
Professional services                          45,192      71,713
Property taxes                                 49,709      52,494
Recreational supplies                           8,184       7,109
Rent - storage lots                            71,633      69,705
Repairs and maintenance                       119,704     112,522
Retail operating supplies                       5,040       5,095
Security                                       35,454     119,803
Service charges                                82,332      73,641
Taxes and licenses                              7,410       8,691
Telephone                                      30,848      32,037
Uniforms                                       14,885      14,826
Utilities                                     324,620     321,834
                                           __________  __________

 Total Operating Expenses                  $2,854,479  $2,774,474
                                           ==========  ==========


PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003
PAGE 7
_____________________________

Note 8 - Operating Leases
_________________________

The Company leases two pieces of property to use as storage lots. One is leased under a cancelable month-to-month lease. The other was renewed effective January 2001, for five years with an option to extend for an additional five years. Monthly lease payments are currently $2,605 and are increased annually based on the Consumer Price Index.

The Company also leases an ATM machine for the public's use in the General Store. Lease payments on the ATM machine are $152 per month through May 2006.

Future minimum lease payments under the second property lease and the obligation to lease equipment are as follows:



         Year Ended September 30,
         ________________________


                   2005                    $32,468
                   2006                      8,878
                                           ________

                                           $41,346
                                           =======


Rent expense under these agreements was $73,506 and $69,705 for the years ended September 30, 2004 and 2003, respectively.

Note 9 - Employee Retirement Plans
__________________________________

The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan, which is reported under direct labor, for the years ended September 30, 2004 and 2003, is $10,849 and $10,562, respectively.

                   INDEPENDENT AUDITORS' REPORT
                     ON ADDITIONAL INFORMATION
                   ____________________________





Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California 93449

Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2004 and 2003, appears on page 3. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of operations (unaudited) for the three months ended September 30, 2004 and 2003, are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and, accordingly we express no opinion on it.


GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
1150 Palm Street
San Luis Obispo, CA 93401

October 27, 2004



                    PISMO COAST VILLAGE, INC.
              STATEMENTS OF OPERATIONS (UNAUDITED)
          THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
          ______________________________________________


                                             2004       2003
                                             ____       ____


Income
______

Resort operations                      $1,157,402   $1,095,770
Retail operations                         325,032      311,341
                                       ___________  ___________

 Total income                           1,482,434    1,407,111

Costs and Expenses
__________________

Operating expenses                        815,306      771,920
Cost of goods sold                        159,738      151,358
Depreciation                              100,877       95,449
                                       ___________  ___________

 Total costs and expenses               1,075,921    1,018,727
                                       ___________  ___________

 Income from operations                   406,513      388,384

Other Income (Expense)
______________________

Interest income                             2,056        2,267
Interest expense                           (8,485)     (13,440)
Loss on sale of fixed assets              (16,181)     (38,993)
                                       ___________  ___________

 Total other income (expense)             (22,610)     (50,166)
                                       ___________  ___________

Income Before Provision For
 Income Taxes                             383,903      338,218

Provision for Tax Expense                 185,300      192,266
                                      ____________  ___________

Net Income                            $   198,603   $  145,952
                                      ============  ===========

Earnings Per Share                    $    110.34   $    81.08
                                      ============  ===========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

ITEM 8a. CONTROLS AND PROCEDURES

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


                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) The Company's Directors were chosen at the Shareholder's Annual Meeting on January 17, 2004. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive
Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

HOWARD ALLARD, Director                                   Age 79
Howard Allard has a Master's degree in education administration from California State University, Sacramento. Mr. Allard was an elementary school principal in the Rio Linda Union School District for 29 years prior to retirement in 1985. He has been a partner since 1978 in Allard Enterprises which maintains rental properties, and has also been a partner since 1982 in Allard Limousine. Mr. Allard has been on the Board since March 1980, and has served three years as President, two years as Secretary, and one year as Vice President - Administration.

LOUIS BENEDICT, Director                                  Age 77
Louis Benedict served in the U. S. Navy from 1944 to 1946, and again, during the Korean War, from 1952 to 1953. He attended the University of Southern California, majoring in electrical engineering, and following that, earned a B. S. degree in electrical engineering at the University of Colorado. Mr. Benedict was employed from 1957 to 1962 as a Project Engineering Manager with Lockheed Missiles and Space, from 1962 to 1964 as a Vice President with William A. Revelle Corporation, and from 1964 to 1966 as an Engineering Section Manager with Lockheed Missiles and Space. From 1966 to 1975 he was employed as the Director of Sub-Contract Administration with Litton Industries, from 1975 to 1994 as Vice -President of Contract Administration for Datametrics Corporation, and from 1994 to 1998 as a consultant in the field of U. S. Defense Contracts Administration. Mr. Benedict retired in 1998. He has been served on the Board of Directors since November 2002.

NANCY BRADY, Director                                     Age 62
Nancy Brady was employed most recently as the Operations Manager for Walter Mortensen Insurance from 1991 to 2002. Prior to that time, she and her husband owned their own insurance agency. She holds the CPCU (Chartered Property and Casualty Underwriter) designation along with the ARM (Associate in Risk Management) degree. She is currently serving on the Board of Directors for both the Bakersfield Host Lions Club and the Child Guidance Guild of Bakersfield. Mrs. Brady has served on the Board of Directors since November 2003.

KURT BRITTAIN, Director and Vice President - Secretary    Age 74
After his Marine Corps service, Mr. Brittain was employed for more than 33 years by Orange County, California, prior to his retirement in 1986. His background includes public works, flood control and manager of the county's harbors, beaches and parks system. He was in charge of three harbors, seven beaches and more than 26 parks, three of which were camping parks. He has completed extension courses in business administration, management, recreation and real estate. Mr. Brittain has been a member of the Board from March 1990 to July 1999, and from January 2002 to present, serving one year as Vice President - Administration, five years as Executive Vice President, and he is currently serving a third year as Vice President - Secretary.

HARRY BUCHAKLIAN, Director                               Age 72
Harry Buchaklian has a B.A. degree from C.S.U.F. in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career has included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College and technical supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He has been a member of the Board from March 1981 to January 1992, and from September 1995 to present, serving one year as Executive Vice President, and as a Chairman of the Policy and Audit Committees.


J. RUSSELL CARLSON, Director                              Age 61
Mr. Carlson holds a B. A. degree in music education and a California Life Teaching Credential from CSU Fresno. Mr. Carlson taught instrumental music for twenty-one years in Reedley and Visalia, California, prior to his retirement in 2002. Prior to teaching, he worked as service manager for American Air Company and Sequoia Plumbing, a mechanical engineer and plumbing company in Visalia, California for eight years. He also owned a Napa Auto Parts store in Exeter, California, for eight years. Mr. Carlson has served on the Board since January 2002.

DOUGLAS EUDALY, Director                                 Age 73
Douglas Eudaly has an Associate of Arts degree from Fresno City College in elementary education, and a Bachelor's degree in elementary education from Fresno State College. He has done doctoral studies at Nova University in Ft. Lauderdale, Florida, and received a Ph.D. from Clayton Theological Institute in Clayton, California. He holds Life Teaching Credentials for Elementary and Junior High School, and Administrative Credentials for preschool through adult school. He retired from the Fresno Unified School District in 1991 with 31 years of service credit-- he last five years as program director for the Disability Awareness Program. Dr. Eudaly was President of the Fresno Teachers' Association in 1970-1971, as well as chairman of the District's Negotiating Council and served one term as Chief Negotiator. He has served three years as President of the Board of Directors for Friendship Center for the Blind, and as Chairman of several advisory committees for food banks and other nonprofit organizations. He served over three years as the Deacon Chairman at the Evangelical Free Church of Fresno. Dr. Eudaly has served on the Board since January 2002.

ED FIGUEROA, Director                                     Age 61
Mr. Figueroa majored in aeronautics at Reedley College and obtained his Airframe & Power Plant License in 1964. In 1970, he started working in the heating and air-conditioning field as a service manager and service technician with Jack's Refrigeration, Inc. Mr. Figueroa purchased the company in 1993, and manages the business, which built a new, larger facility in 2000. Mr. Figueroa has a C-20 Contractor's license, specializing in custom residential and design-built commercial heating and air-conditioning systems. His company also specializes in sheet metal fabricating and installation and service repairs on commercial and residential systems. Mr. Figueroa has served on the Board since November 2003.

WILLIAM FISCHER, Director                                 Age 70
William (Bill) Fischer, has been married 47 years and served in the U. S. Air Force during the Korean War. Mr. Fischer is a graduate of California State University, Northridge, with a B. S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company's Corporate Office as an accounting supervisor. Subsequently, Texaco, Inc., acquired Getty Oil in 1985 and he was promoted to Manager of Benefits Plans Accounting. Mr. Fischer was responsible for the Savings/Thrift, 401-K, and ESOP Plans Administration until 1989 when he elected early retirement. He then went into residential real estate and also has been a financial consultant to various companies until 2001. He has active Real Estate Broker and Tax Preparer licenses. He is a member of the Veterans of Foreign Wars, Elks, Moose, and Knights of Columbus organizations. He looks forward to contributing his financial and real estate backgrounds to the Board of Directors. Mr. Fischer has served on the Board since January 2002.

NORMAN GOULD, Director                                    Age 85
Norman Gould has a B.A. in education and an M.A. in administration. His occupation prior to retirement in 1987 was as the superintendent of schools for Madera County. He was a member of the board of directors of Kingsview, Inc., from 1968 to 1980 and held the positions of vice chairman and chairman of the board. He is currently on the board of directors of Valley Teen Ranch, Inc. Mr. Gould is currently president of the California Retired Teachers Foundation, a nonprofit corporation. He has been a member of the Board from March 1976 to March 1991, and from March 1993 to present, serving nine years as President, one year as Treasurer and two years as Secretary.

R. ELAINE HARRIS, Director                                Age 66
R. Elaine Harris retired in 1990 from Pacific Telephone with 31 years service, starting in the business office, then advancing to facility administrator the last ten years of that time. She was active with the Jaycettes Club and has worked on several political campaigns. She is now enjoying retirement and feels very blessed serving on the Board since January 2000. She is looking forward to continuing serving the shareholders.

GLENN HICKMAN, Director and Executive Vice President Age 71 Glenn Hickman has a B.A. in Business and a secondary teaching credential from Fresno State University. His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal Resources, a subsidiary of Shell Oil Company. Mr. Hickman has been a member of the Board since July 1999, and is currently serving a third year as Executive Vice President.

TERRIS HUGHES, Director                                   Age 55
Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in police science. He was employed by Cal Resources LLC for 23 years, from 1973 to 1997, holding the position of senior training technician for the last 10 years of that time. He is currently employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties are to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. Mr. Hughes has been a member of the Board since January 1996, and served one year as Vice President - Policy.

RONALD NUNLIST, Director and Vice President - Policy      Age 66
Ronald Nunlist was employed in the oil business for many years. From 1995 to June 1997 he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. Mr. Nunlist was then employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations, from 1997 until his retirement in 1999. He has been a member of the Board since January 1986, serving five years as President, and is currently serving a third year as Vice President - Policy.

JERALD PETTIBONE, Director and President                  Age 78
Jerry Pettibone sold and retired from his company, Pettibone Signs, in Santa Cruz in October 1988. He started the company which operated statewide in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985 - 1986. He served on the board of directors of the California Electric Sign Association for 22 years and was elected a director emeritus. He has been a member of the Board since January 1993, including three years as Chief Financial Officer, and is currently serving an eighth year as President.

GARY WILLEMS, Director                                  Age 50
Gary Willems holds a B.A. degree in Music Education and a California Life Teaching Credential from Fresno Pacific University. Mr. Willems has been teaching music since 1977, and since 1985 has been the Director of Bands at Reedley High School. He is an active member of the California Band Directors' Association and is the Past President of Fresno and Madera Counties Music Educators' Association. Mr. Willems has served on the Board of Directors since January 2001.

JACK WILLIAMS, Director, Chief Financial Officer and
 Vice President - Finance                               Age 54
Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. Mr. Williams established his own C.P.A. practice in 1983. He was employed as a Financial Analyst by Texaco Oil Corporation in the Bakersfield area from 1997 until 1999. Mr. Williams has been employed with Goodwill Industries of South-Central California as a Chief Financial Officer since 2000. He has been a member of the Board of Directors since January 1995, and is currently serving an eighth year as Chief Financial Officer and Vice President - Finance.

CHARLES ZAHKA, Director                                   Age 78
Charles Zahka retired as vice president of the Broadway Department Stores in 1990 after 20 years. He presently serves as a private management consultant. Mr. Zahka is president of the Stroke Association of Southern California and vice chairman of the Better Business Bureau of the Southland. He has been a member of the Board since March 1988, and served one year as Secretary and one year as President.

(b.) Other Officers and Significant Employees:

JAY JAMISON, Assistant Corporate Secretary and
 General Manager                                       Age 51
Jay Jamison has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. He has a B.S. degree in agricultural management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family's guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. He is active in the Resort and Commercial Recreation Association and is also a member of the American Quarter Horse Association. Mr. Jamison was appointed to and has served as a commissioner on the Pismo Beach Conference and Visitors Bureau since February 1998, and since August 1999 has served as Chair. At the National Association of RV Parks and Campgrounds' Annual Convention in November 1999, Mr. Jamison was appointed to the ARVC Board of Directors representing the ten western states. At the 2001 Annual Convention, he was elected Treasurer of the National Association, and in November 2003 he was reelected to serve a third one year term. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross, and in June 2003 was elected Treasurer, a position he still holds. He was also elected to serve as Second Vice Chair of the Chapter in June 2004.

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

ITEM 10. EXECUTIVE COMPENSATION

No Officer or Director was paid more than $100,000 during the past fiscal year.

REMUNERATION OF DIRECTORS AND OFFICERS

The directors and officers received no cash remuneration for their service. However, the directors and officers are entitled to mileage reimbursement for travel to and from meetings upon request. In addition, they are entitled to use of the Resort for attending meetings and are provided with food and refreshments in connection with Board Meetings. The aggregate value of the foregoing during the fiscal year ended September 30, 2004, was estimated at $18,051.92.

OPTIONS, WARRANTS OR RIGHTS

The Company has no outstanding options, warrants or rights to purchase any of its securities.

INDEBTEDNESS OF MANAGEMENT

No member of management was indebted to the Company during its last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
PLANS

Not applicable.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a.) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

No person owns beneficially of record more than 5% of the Company's securities.

(b.) SECURITY OWNERSHIP OF MANAGEMENT.

The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2004:



                                             Amount of  Percent
Board Member                 Title of Class  Ownership  of Class
____________                 ______________  _________  ________


Howard Allard                 Common Stock    1 Share    0.056%
5161 Diablo Avenue
Sacramento CA 95842

Louis Benedict                Common Stock    1 Share    0.056%
2955 De Mina Street
Woodland Hills CA 91364

Nancy Brady                   Common Stock    1 Share    0.056%
8808 O'Meara Court
Bakersfield CA 93311

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

Harry Buchaklian              Common Stock    1 Share    0.056%
1361 East Ticonderoga Drive
Fresno CA 93720

J. Russell Carlson            Common Stock    2 Shares   0.111%
1286 West Eymann Avenue
Reedley CA 93654

Douglas Eudaly                Common Stock    6 Shares   0.333%
3918 North Carruth Avenue
Fresno CA 93705




                                            Amount of  Percent
Board Member                 Title of Class  Ownership  of Class
____________                 ______________  _________  ________

Ed Figueroa                  Common Stock    2 Shares   0.111%
23157 East South Avenue
Reedley CA 93654

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

All Officers and
Directors as a Group          Common Stock    34 Shares  1.833%


All such shares are owned beneficially and of record, there are no additional shares known to the Company for which the listed beneficial owner has the right to acquire beneficial ownership as specified in Rule 13D-3(d)(1) of the Exchange Act.

(c.) CHANGES IN CONTROL

Not applicable

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a.) EXHIBITS AND INDEX OF EXHIBITS.

Documents filed as part of the report:

  Independent Auditor's Report

  Balance Sheets as of September 30, 2004 and 2003

  Statements of Operations and Retained Earnings (Deficit) for the years ended September 30, 2004 and 2003

  Statements of Cash Flows for the years ended September 30, 2004 and 2003

  Notes to Financial Statements

(b.) Reports on Form 8-K: None have been filed during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets for the aggregate fees billed by our independent accountants, Glenn Burdette, Phillips & Bryson, for the years ended September 30, 2004 and 2003.



                                        2004        2003
                                      _______     _______


  Audit fees (1)                      $26,450     $26,250
  Audit-related fees (2)                 0            0
  Tax fees (3)                          3,889       2,925
  All other fees (4)                    4,691       3,065
                                      _______     ________

   Total                              $35,030     $32,240
                                      =======     =======


(1) Audit fees are fees for professional services rendered for the audit of the Company's annual financial statements, reviews of financial statements included in the Company's Forms 10-QSB, and reviews of documents filed with the U. S. Securities and Exchange Commission.

(2) Audit related fees consist of fees for services reasonably related to performance of the audit or review of the Company's financial statements. For 2004 and 2003, these services include quarterly reviews of financial information.

(3) Tax fees consist of tax planning, consulting and tax return reviews.

(4) Other fees consist of work on registration statements under the Securities Act of 1933.

The Audit Committee of Pismo Coast Village, Inc., has adopted policies for the preapproval of all audit and non-audit services provided by the company's independent auditor. The policy requires preapproval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously preapproved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.

                           SIGNATURES
                           __________

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PISMO COAST VILLAGE, INC.

By: /s/ Jerald Pettibone                  Date: November 13, 2004
    Jerald Pettibone, President
    and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kitty Karstetter                  Date: November 13, 2004
    Kitty Karstetter, Accounting Supervisor
    and Principal Accounting Officer


By: /s/ Jerald Pettibone                  Date: November 13, 2004
    Jerald Pettibone, President
    and Chairman of the Board

By: /s/ Glenn Hickman                     Date: November 13, 2004
    Glenn Hickman, Executive Vice President
    and Director

By: /s/ Kurt Brittain                     Date: November 13, 2004
    Kurt Brittain, Vice President - Secretary
    and Director

By: /s/ Jack Williams                     Date: November 13, 2004
    Jack Williams, Chief Financial Officer,
    Vice President - Finance and Director

By: /s/ Ronald Nunlist                    Date: November 13, 2004
    Ronald Nunlist, Vice President - Policy and Director

By: /s/ Howard Allard                     Date: November 13, 2004
    Howard Allard, Director

By: /s/ Louis Benedict                    Date: November 13, 2004
    Louis Benedict, Director

By: /s/ Nancy Brady                       Date: November 13, 2004
    Nancy Brady, Director

By: /s/ Harry Buchaklian                  Date: November 13, 2004
    Harry Buchaklian, Director

By: /s/ J. Russell Carlson                Date: November 13, 2004
    J. Russell Carlson, Director

By: /s/ Douglas Eudaly                    Date: November 13, 2004
    Douglas Eudaly, Director

By: /s/ Ed Figueroa                       Date: November 13, 2004
    Ed Figueroa

By: /s/ William Fischer                   Date: November 13, 2004
    William Fischer, Director

By: /s/ Norman Gould                      Date: November 13, 2004
    Norman Gould, Director

By: /s/ R. Elaine Harris                  Date: November 13, 2004
    R. Elaine Harris, Director

By: /s/ Terris Hughes                     Date: November 13, 2004
    Terris Hughes, Director

By: /s/ Gary Willems                      Date: November 13, 2004
    Gary Willems, Director

By: /s/ Charles Zahka                     Date: November 13, 2004
    Charles Zahka, Director