Form 10QSB
period 2004-12-31
PISMO COAST VILLAGE INC
filed 2005-02-14
CIK 216877

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2004

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

_________________________________________________________________
        (Former name, former address & former fiscal year,
                   if changed since last report)

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

Transitional Small Business Disclosure Format (Check one):
 Yes [ ] No [ ]

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

Income from Resort Operations for the three-month period ended December 31, 2004, increased $84,862, or 13.3%, from the same period in 2003. This increase is primarily due to a 15.9% increase in site revenue as a result of a 2.3% increase in paid occupancy, and a rate increase at the beginning of the period. RV storage and spotting activity increased 5.7% and currently RV storage is considered operating at full capacity.

Income from retail operations increased by $21,741 for the three-month period ended December 31, 2004, 13.1% above the same period in 2003, reflecting management's efforts to market services and retail merchandise, and improve customer relations. The RV Service and Repair Shop increased revenue by $14,025, or 21.1%, and the General Store contribution increased 7.8%.

The Company anticipates continued moderate growth in both income from resort operations and in retail operations.

Interest income increased 5.8% for the three-month period ended
December 31, 2004, compared to the same period in 2003. The
Company has maintained cash reserves in anticipation of major capital expenditures.

Operating expenses for the three-month period ending December 31, 2004, increased $75,374, or 11.7%, above the same period ended December 31, 2003. This reflects an increase in labor and labor-related expenses, accounting expenses, property taxes, and repair and maintenance expenses. Employee medical and liability insurance continue an upward trend by increasing 15.3% and 9.2% respectively over the previous year. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of Goods Sold expenses for the three-month period ended December 31, 2004, are 52.4% compared to 49.7% for the same period in 2003, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expenses for the three-month period ended December 31, 2004 was $9,147, compared to $6,691 for the same period ending 2003. The interest expense is a reflection of the Board's decision to purchase another property for RV storage in February of 2003. The Company obtained financing from a local institution. The Company has also maintained a $500,000 line of credit which currently has no outstanding balance.

Loss before provisions for taxes on income for the three-month period ended December 31, 2004, decreased by $12,987 below the same period in 2003. This decrease of loss is a result of increased income in both Resort and Retail operations. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

In response to increasing operational expenses, especially related to utilities and labor, the Board voted to increase all nightly rates by three to five dollars effective October 1, 2004. Due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs as higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength, and market presence will enable it to remain extremely competitive. It is anticipated the published rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

LIQUIDITY
The Company plans capital expenditures of $570,000 in Fiscal Year 2005 to further enhance the resort facilities and services. These projects include: upgrade fifty-nine campsites, develop a new RV storage property, expand the General Store, and install a mini-kitchen in the Clubhouse for group use. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort's value to its shareholders and the general public.

The Company's current cash position, including Certificates of Deposits, as of December 31, 2004, is $1,530,246, which is 66.5% more than the same position in 2003. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities decreased $37,086 from the same period last year. All undisputed payables have been paid in full accordingly to the Company's policy.

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

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting for the shareholders of Pismo Coast Village, Inc., was held Saturday, January 15, 2004, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting the following Directors were elected to serve until the annual meeting in January 2006, or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

            Allard, Howard                    484
            Benedict, Louis                   446
            Brady, Nancy                      431
            Brittain, Kurt                    468
            Buchaklian, Harry                 432
            Eudaly, Douglas                 1,236
            Figueroa, Edward                  433
            Fischer, William                  484
            Gould, Norman                     448
            Harris, R. Elaine                 657
            Hickman, Glenn                    430
            Hughes, Terris                    466
            Nunlist, Ronald                   519
            Pappi Jr., George                 443
            Pettibone, Jerald                 425
            Willems, Gary                     428
            Williams, Jack                    501
            Zahka, Charles                    444

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matter is set forth below:

     (a) A proposal to amend the Company's Bylaws to adopt new
         Director Nomination Procedures

         Affirmative Votes     Negative Votes     Abstains
                   527               81              22

     (b) A proposal to approve the selection of Glenn, Burdette, Phillips and Bryson to serve as independent certified public accountants for the Company for the Fiscal Year
         2004-2005.

         Affirmative Votes     Negative Votes     Abstains
                   623               7               11

ITEM 5. OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc., was held Saturday, January 15, 2005, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Shareholders' Meeting:

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

PISMO COAST VILLAGE, INC.


Date:      February 7, 2005

Signature: JERALD PETTIBONE
           Jerald Pettibone, President


Date:      February 11, 2005

Signature: JACK WILLIAMS
           Jack Williams, V.P. - Finance /
           Chief Financial Officer


Date:      February 8, 2005

Signature: KITTY KARSTETTER
           Kitty Karstetter, Accounting Supervisor /
           Principal Accounting Officer

                  ACCOUNTANTS' REVIEW REPORT
                  __________________________

Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. as of December 31, 2004 and 2003, and the related statements of operations and retained earnings and cash flows for the three months ended December 31, 2004 and 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America. We previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of September 30, 2004, presented herein) and the related statements of operations and retained earnings and cash flows for the year then ended (not presented herein); and in our report dated October 27, 2004, we expressed an unqualified opinion on those financial statements.


GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
San Luis Obispo, California

January 20, 2005

                    PISMO COAST VILLAGE, INC.
                         BALANCE SHEETS
       DECEMBER 31, 2004 AND 2003 AND SEPTEMBER 30, 2004
       _________________________________________________

                          December 31, September 30, December 31,
                              2004         2004         2003
                           (Unaudited)   (Audited)   (Unaudited)
                          ___________ _____________ ___________


     ASSETS
     ______

Current Assets
______________

Cash & cash equivalents     $1,432,016    $1,531,424     $917,614
Investment in
 certificate of deposit         98,230        98,921        1,109
Accounts receivable             11,364        10,478        8,966
Inventory                       97,679        97,080       87,570
Current deferred tax assets     34,000        44,600       36,200
Prepaid income taxes            44,510                    132,900
Prepaid expenses                36,360        54,032       32,881
                            __________    __________   __________

Total current assets         1,754,159     1,836,535    1,217,240

Pismo Coast Village Recreational
Vehicle Resort and Related Assets -
___________________________________

Net of accumulated
 depreciation                6,683,972     6,750,139    6,827,237
Other Assets                    18,961        18,961       17,754
____________                __________    __________   __________

Total Assets                $8,457,092    $8,605,635   $8,062,231
                            ==========    ==========   ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY
     ____________________________________

Current Liabilities
___________________

Accounts payable and
 accrued liabilities           $68,312       $73,690      $91,798
Accrued salaries & vacation     40,189       110,791       36,063
Rental deposits                528,143       576,097      424,523
Income taxes payable            46,510        37,400
Current portion of
 long-term debt                  7,379         9,251        7,270
                            __________    __________   __________

 Total current liabilities     690,533       807,229      559,654

Long-Term Liabilities
_____________________


Long-term deferred taxes       252,000       278,200      222,200
N/P Santa Lucia Bank           480,657       480,657      486,268
                            __________    __________   __________

 Total liabilities           1,423,190     1,566,086    1,268,122
                            __________    __________   __________


Stockholders' Equity
____________________

Common stock - no par value, issued &
 outstanding 1,800 shares    5,647,708     5,647,708    5,647,708
Retained earnings            1,386,194     1,391,841    1,146,401
                            __________    __________   __________

 Total stockholders' equity  7,033,902     7,039,549    6,794,109
                            __________    __________   __________

Total Liabilities and
 Stockholders' Equity       $8,457,092    $8,605,635   $8,062,231
                            ==========    ==========   ==========


See accountants' review report.
The accompanying notes are an integral part of these financial statements.



                    PISMO COAST VILLAGE, INC.
         STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (UNAUDITED)
          THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
         ______________________________________________


                                             2004         2003
                                           ________     ________


Income
______

Resort operations                      $  721,748     $  636,886
Retail operations                         187,146        165,405
                                       __________     ___________

  Total income                            908,894        802,291
                                       __________     __________

Cost and Expenses
_________________

Operating expenses                        716,196        640,822
Cost of goods sold                         97,993         82,260
Depreciation                               99,462         99,284
                                       __________     __________

  Total costs and expenses                913,651        822,366
                                       __________     __________


  Loss from operations                     (4,757)       (20,075)

Other Income (Expense)
______________________

Interest income                             2,257          2,132
Interest expense                           (9,147)        (6,691)
                                       __________     __________

  Total other income (expense)             (6,890)        (4,559)

Loss Before Provision for Income Taxes    (11,647)       (24,634)

Income Tax Expense (Benefit)               (6,000)       (12,400)
                                       __________     __________

Net Loss                                   (5,647)       (12,234)

Retained Earnings - Beginning
 of Period                              1,391,841      1,158,635
                                       __________     __________


Retained Earnings - End of Period      $1,386,194     $1,146,401
                                       ==========     ==========


Net Loss Per Share                     $    (3.14)    $    (6.80)
                                       ==========     ==========

See accountants' review report.
The accompanying notes are an integral part of these financial statements.



                   PISMO COAST VILLAGE, INC.
             STATEMENTS OF CASH FLOWS (UNAUDITED)
         THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
         _____________________________________________


                                2004                  2003
                       _____________________  ___________________


Cash Flows From Operating Activities
____________________________________

Net loss                            $(5,647)            $(12,234)
Adjustments to reconcile
 net loss to net cash
 provided by (used in)
 operating activities:
Depreciation           $ 99,462              $ 99,284
Decrease in
 certificates of
 deposit                    691
Increase in accounts
 receivable                (886)                 (555)
(Increase) decrease in
 inventory                 (599)                  605
Increase in deferred
 tax asset               10,600                (2,000)
Increase in prepaid
 income taxes           (44,510)              (38,700)
Decrease in prepaid
 expenses                17,672                16,163
Decrease in accounts
 payable & accrued
 liabilities             (5,378)               (4,242)
Decrease in accrued
 salaries & vacation    (70,602)              (58,233)
Decrease in rental
 deposits               (47,954)               (2,477)
Decrease in income
 taxes payable            9,110
Increase (decrease)
 in long-term deferred
 taxes                  (26,200)               28,300
                       ________               _______

  Total adjustments                 (58,594)              38,145
                                 __________             ________

  Net cash provided
   by (used in)
   operating activities             (64,241)              25,911

Cash Flows From Investing Activities
____________________________________

Capital expenditures    (33,295)              (10,112)
                       ________               _______

Net cash used in
 investing activities               (33,295)             (10,112)
                                 __________

Cash Flows From Financing Activities
____________________________________

Principal payments on
 long-term debt          (1,872)               (3,295)
                       ________               _______

Net cash used in
 financing activities                (1,872)              (3,295)
                                 __________             ________

Net increase in cash
 & cash equivalents                 (99,408)              12,504

Cash and Cash Equivalents -
 Beginning of Period              1,531,424              905,110
                                 __________             ________


Cash and Cash Equivalents -
 End of Period                   $1,432,016             $917,614
                                 ==========             ========

Schedule of Payments of Interest and Taxes
__________________________________________

Payments for income taxes        $   45,000             $   -
Payments for interest            $    9,147             $  6,691

See accountants' review report.
The accompanying notes are an integral part of these financial statements.


                    PISMO COAST VILLAGE, INC.
                  NOTES TO FINANCIAL STATEMENTS
         DECEMBER 31, 2004 AND 2003 AND SEPTEMBER 30, 2004
         _________________________________________________


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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND SEPTEMBER 30, 2004
PAGE 2
_______________________________________________________


Note 1 - Summary of Significant Accounting Policies (Continued)
_______________________________________________________________

H. Advertising
   ___________

The Company follows the policy of charging the costs of non-direct response advertising as incurred. Advertising expense was $5,049 and $10,071 for the three months ended December 31, 2004 and 2003, respectively. There was no advertising expense capitalized in prepaid expense.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and
 Related Assets
 ___________________________________________________________



At December 31, 2004, September 30, 2004 and December 31, 2003, property and equipment included the following:

                        December 31,  September 30,  December 31,
                           2004           2004           2003
                        ____________  _____________  ____________


Land                     $3,860,629     $3,860,629    $3,860,629
Building and resort
 improvements             7,424,407      7,424,401     7,272,509
Furniture, fixtures,
 equipment & leasehold
 improvements               542,897        541,162       534,912
Transportation equipment    391,111        391,111       405,578
Construction in progress     62,767         31,207        70,551
                         ___________    ___________   ___________

                         12,281,811     12,248,510    12,144,179
Less: accumulated
 depreciation            (5,597,839)    (5,498,371)   (5,316,942)
                        ___________    ___________   ____________

                        $ 6,683,972    $ 6,750,139   $ 6,827,237
                        ===========    ===========   ===========


Note 3 - Line of Credit
_______________________

The Company has a revolving line of credit for $500,000. The interest rate is variable, based on the West Coast Prime index plus 1% with a minimum rate of 5% and a maximum rate of 30%. The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of December 31, 2004 and 2003 and September 30, 2004.

Note 4 - Note Payable
_____________________

The Company secured permanent financing on the purchase of storage lot land in Oceano with Santa Lucia Bank. The loan is for a term of ten years with a variable interest rate based on the West Coast Prime index plus 1% with a minimum rate of 7.5% and a maximum rate of 11%. The payments are $3,705 per month with the balance of the note due upon maturity in June 2013. The interest rate at December 31, 2004 was 7.5%.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND SEPTEMBER 30, 2004
PAGE 3
_______________________________________________________


Note 4 - Note Payable (Continued)
_________________________________



Future principal payments of the note payable are as follows:


        Year Ending December 30,
        ________________________

                   2004                   $  7,270
                   2005                      7,834
                   2006                      8,442
                   2007                      9,098
                   2008                      9,804
                Thereafter                 445,588
                                          ________

                                          $488,036
                                          ========


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

Note 6 - Income Taxes
_____________________

The provision for income taxes is as follows:

                             December 31, 2004  December 31, 2003
                             _________________  _________________

Income tax provision
 (benefit)                        $(6,000)           $(12,400)
                                ============       ============


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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND SEPTEMBER 30, 2004
PAGE 4
_______________________________________________________


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



Future minimum lease payments under the second property lease and the obligation to lease equipment are as follows:


           Year Ended December 31,
           _______________________

                     2005                        $32,472
                     2006                            760
                                                 _______
                                                 $33,232
                                                 =======


Rent expense under these agreements was $18,209 and $18,322 for the three-month period ended December 31, 2004 and 2003, respectively.

Note 8 - Employee Retirement Plans
__________________________________

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan was $3,614 and $2,877 for the three months ended December 31, 2004 and 2003, respectively.

Note 9 - Reclassifications
__________________________

Certain reclassifications have been made to prior year balances to conform to current year presentation.