Form 10QSB
period 2005-03-31
PISMO COAST VILLAGE INC
filed 2005-05-12
CIK 216877

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2005

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

Income from Resort Operations for the three-month period ended March 31, 2005, increased $130,138, or 22.2%, above the same period in 2004. Resort Operations Income for the six months ended March 31, 2005, increased $215,000, or 17.6%, from the same period ended March 31, 2004. This increase in the quarter ending March 31, 2005 is due primarily to a 6.0% increase in paid site occupancy and a nightly rate increase effective October 2004. Inclement weather negatively impacted paid occupancy the first month of the quarter, however, Spring Break contributed substantially in March to increase site revenue for the quarter. Spring Break is historically a high occupancy period which has a significant positive impact on all revenue generating activities. Income from RV storage and spotting activity increased 9.1% over the same period last year due to rate increases. RV Storage has continued to operate at full capacity.

Income from Retail Operations for the three-month period ended March 31, 2005, increased $27,452, or 18.1%, above the same period in 2004. The General Store contributed by increasing revenues 27.9%, which is attributed to the overall increase of resort site occupancy (general public and shareholder)of 3.5% and the activity associated with Spring Break. Income from Retail Operations for the six-month period ending March 31, 2005, increased by $49,193, or 15.5%, over the same period ended March 31, 2004. This increase is a result of occupancy and management's ongoing review of retail product mix, attention to service, and staff training. The Company anticipates moderate growth in both income from resort operations and retail operations through the remainder of Fiscal Year 2005.

Operating expenses for the three-month period ending March 31, 2005, decreased $8,473, or 1.2%, below the same period ended March 31, 2004. This decrease in expenses primarily reflects reduced tree maintenance activity compared to the previous year. For the six-month period ending March 31, 2005, operating expenses increased by $66,901, or 5.0%, above the same period in 2004. This increase reflects labor and labor-related expenses, accounting fees, and maintenance projects completed in the first quarter. Due to the age of the Resort, the Company is undertaking maintenance activity which is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, restroom upgrades, utility improvements, and building repair.

Cost of Goods Sold expenses for the three months ended March 31, 2005, are 49.2% compared to 51.2% for the same period in 2004. For the six months ended March 31, 2005, Cost of Goods Sold expenses were 50.8% compared to 50.4% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three months ended March 31, 2005, is $9,015 compared to $10,376 for the same period in 2004. This expense reflects financing for the purchase of an additional RV storage property which closed escrow February 28, 2003.

The Company has also renewed a $500,000 line of credit in anticipation of large capital expenditures or emergencies.

Loss before provisions for taxes on income for the three-month period ended March 31, 2005, decreased by $11,647, and the loss for the six months ended March 31, 2005, decreased by $24,634, or 13.8%. The decrease in loss is a reflection of this period's decrease in operating expenses and significant growth in income. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

Upon review of operational expenses, occupancy and competition, the Board of Directors decided to increase all nightly rates effective October 1, 2004. Due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs at higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive. It is anticipated the published rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

LIQUIDITY
The Company's plan for capital expenditures of $570,000 in Fiscal 2005 has been partially completed and amended. The reconstruction of fifty-nine campsites has been completed and the Company is awaiting a development permit from the California Coastal Commission to develop vacant land into an RV storage facility. The expansion of the General Store has been postponed until Fiscal Year 2006, and Fiscal Year 2005 allotted funds for that project may be used for road improvements. Funding for these projects is expected to be from revenue generated from the normal course of business.

The Company's current cash position as of March 31, 2005, is $1,826,256 which is 43.1% more than the same position in 2004. This increase in cash reflects current advanced rental deposits and increased revenue from other resort revenue activity. The present level of cash is being maintained in anticipation for this and next year's large capital expenditures. Management has begun the process of planning and implementing long term renovations to the Resort property which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles.

Accounts payable and accrued liabilities increased $34,094, or 22.8% from the same period last year. This reflects the financial activity during this period compared to last year relative to the Company's capital projects. All undisputed payables have been paid in full according to the Company's policy.

The Company has consistently demonstrated an ability to optimize revenues developed from the resort and retail operations during the summer season. Historically the Company, because of its seasonal market, has produced 60% to 65% of its revenue during the third and fourth quarters of the fiscal year, with more than 40% being produced during the fourth quarter. The third and fourth quarters' occupancies are expected to be consistent with that of past years.

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


PISMO COAST VILLAGE, INC.


Date:       May 11, 2005

Signature:  JERALD PETTIBONE
            Jerald Pettibone, President


Date:       May 11, 2005

Signature:  JACK WILLIAMS
            Jack Williams, V.P. - Finance/Chief Financial Officer


Date:       May 11, 2005

Signature:  KITTY KARSTETTER
            Kitty Karstetter, Controller/
            Principal Accounting Officer

                     ACCOUNTANTS' REVIEW REPORT
                     __________________________


Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have reviewed the balance sheets of Pismo Coast Village, Inc. as of March 31, 2005 and 2004, and the related statements of operations and retained earnings for the three month and six month periods ended March 31, 2005 and 2004, and the statements of cash flows for the six-month periods ended March 31, 2005 and 2004, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pismo Coast Village, Inc.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America. We previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of September 30, 2004, (presented herein) and the related statements of operations and retained earnings and cash flows for the year then ended (not presented herein); and in our report dated October 26, 2004, we expressed an unqualified opinion on those financial statements.

GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
San Luis Obispo, California

May 9, 2005


                   PISMO COAST VILLAGE, INC.
                         BALANCE SHEETS
         MARCH 31, 2005 AND 2004 AND SEPTEMBER 30, 2004
         ______________________________________________


                              March 31,  September 30,  March 31,
                                2005         2004         2004
                             (Unaudited)   (Audited)  (Unaudited)
                             ___________ _____________ __________



   ASSETS
   ______

Current Assets
______________

Cash and cash equivalents     $1,826,256  $1,531,424  $1,276,133
Investment in certificate
 of deposit                       98,574      98,921
Accounts receivable               12,269      10,478       4,841
Inventory                        126,732      97,080     113,837
Current deferred taxes            33,000      44,600
Prepaid income taxes              73,797                 224,300
Prepaid expenses                  18,430      54,032      16,699
                              __________  __________  __________

  Total current assets         2,189,058   1,836,535   1,635,810

Pismo Coast Village Recreational
 Vehicle Resort and Related Assets -
____________________________________

 Net of accumulated
  depreciation                 6,859,562   6,750,139   6,900,034

Other Assets                      18,961      18,961      17,754
____________                  __________  __________  __________

 Total Assets                 $9,067,581  $8,605,635  $8,553,598
                              ==========  ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ____________________________________

Current Liabilities
___________________

Accounts payable and
 accrued expenses              $ 183,504  $   73,690   $ 149,410
Accrued salaries & vacation       40,470     110,791      40,842
Rental deposits                1,067,563     576,097     952,294
Income taxes payable                          37,400
Current portion of
 long-term debt                    7,461       9,251       7,287
                              __________  __________  __________

 Total current liabilities     1,298,998     807,229   1,149,833

Long-Term Liabilities
_____________________

Long-term deferred taxes         253,000     278,200     204,300
Note payable                     478,570     480,657     486,053
                              __________  __________  __________

 Total liabilities             2,030,568   1,566,086   1,840,186
                              __________  __________  __________

Stockholders' Equity
____________________

Common stock
 no par value, issued
 and outstanding
 1,800 shares                  5,647,708   5,647,708   5,647,708
Retained earnings              1,389,305   1,391,841   1,065,704
                              __________  __________  __________

 Total stockholders' equity    7,037,013   7,039,549   6,713,412
                              __________  __________  __________

Total Liabilities and
 Stockholders' Equity         $9,067,581  $8,605,635  $8,553,598
                              ==========  ==========  ==========


See accountants' review report.
The accompanying notes are an integral part of these financial statements.


                   PISMO COAST VILLAGE, INC.
         STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (UNAUDITED)
       THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004
       __________________________________________________


                        Three Months           Six Months
                       Ended March 31,        Ended March 31,
                       _______________        _______________

                       2005       2004        2005      2004
                       ____       ____        ____      _____


Income
______

Resort operations $  716,773  $  586,635  $1,438,521  $1,223,521
Retail operations    178,695     151,243     365,841     316,648
                  __________  __________  __________  __________

Total income         895,468     737,878   1,804,362   1,540,169
                  __________  __________  __________  __________

Cost and Expenses
_________________

Operating expenses   695,227     703,700   1,411,423   1,344,522
Cost of goods sold    87,954      77,455     185,947     159,715
Depreciation          99,462     102,171     198,924     201,455
                  __________  __________  __________  __________

Total cost and
 expenses            882,643     883,326   1,796,294   1,705,692
                  __________  __________  __________  __________

Income (loss) from
 operations           12,825    (145,448)      8,068    (165,523)
                  __________  __________  __________  __________

Other Income (Expense)
______________________

Interest and
 dividend income       3,301       2,027       5,558       4,159
Interest expense      (9,015)    (10,376)    (18,162)    (17,067)
                  __________  __________  __________  __________

 Total other
 income (expense)     (5,714)     (8,349)    (12,604)    (12,908)
                  __________  __________  __________  __________

Income (loss)
 Before Provision
 for Income Tax        7,111    (153,797)     (4,536)   (178,431)

Income Tax Expense
 (Benefit)             4,000     (73,100)     (2,000)   ( 85,500)
                  __________  __________  __________  __________

Net Income (loss) $    3,111  $  (80,697)     (2,536)    (92,931)
                  ==========  ==========

Retained Earnings
_________________

Beginning of period                        1,391,841   1,158,635
                                          __________  __________

End of period                             $1,389,305  $1,065,704
                                          ========== ===========

Net Income (loss)
 Per Share        $     1.73   $  (44.83) $    (1.41) $   (51.63)
                  ==========   =========  ==========  ==========


See accountants' review report.
The accompanying notes are an integral part of these financial statements.


                    PISMO COAST VILLAGE, INC.
              STATEMENTS OF CASH FLOWS (UNAUDITED)
            SIX MONTHS ENDED MARCH 31, 2005 AND 2004
            ________________________________________


                            2005                    2004
                  ______________________  _______________________


Cash Flows From Operating Activities
____________________________________

Net loss                      $   (2,536)             $  (92,931)
Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
Depreciation      $ 198,924                $ 201,455
(Increase) decrease
 in accounts
 receivable          (1,791)                   3,569
Increase in
 inventory          (29,652)                 (25,662)
Decrease in
 current deferred
 taxes               11,600                   34,200
Increase in
 prepaid income
 taxes              (73,797)                (130,100)
Decrease in
 prepaid expenses    35,602                   32,345
Decrease in other
 assets                                            2
Increase in
 accounts payable &
 accrued expenses   109,814                   53,370
Decrease in
 accrued salaries
 & vacation         (70,321)                 (53,454)
Increase in rental
 deposits           491,466                  525,294
Decrease in income
 taxes payable      (37,400)
Increase (decrease)
 in deferred
 taxes              (25,200)                  10,400
                 __________               __________

Total adjustments                609,245                 651,419
                              __________              __________

Net cash provided
 by operating
 activities                      606,709                 558,488

Cash Flows From Investing Activities
____________________________________

Capital
 expenditures      (308,351)                (185,080)
Decrease in
 investment in
 certificate of
 deposit                347                    1,109
                 __________               __________

Net cash used in
 investing
 activities                     (308,004)               (183,971)

Cash Flows From Financing Activities
____________________________________

Payments on note
 payable             (3,873)                  (3,494)
                 __________                 ________

Net cash used in
 investing
 activities                       (3,873)                 (3,494)
                              __________              ___________

Net increase
 in cash &
 cash equivalents                294,832                 371,023

Cash and Cash
 Equivalents -
 Beginning
 of Period                     1,531,424                 905,110
                              __________              __________

Cash and Cash
 Equivalents -
 End of Period                $1,826,256              $1,276,133
                              ==========              ==========

Schedule of Payments
 of Interest & Taxes
____________________

Payments for interest            $18,162                 $18,526
Payments for income tax          $   -                   $   -


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                  PISMO COAST VILLAGE, INC.
                NOTES TO FINANCIAL STATEMENTS
             MARCH 31, 2005 AND 2004 (UNAUDITED)
               AND SEPTEMBER 30, 2004 (AUDITED)
             ___________________________________

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2005 AND 2004 AND SEPTEMBER 30, 2004
PAGE 2
_______________________________________________

Note 1 - Summary of Significant Accounting Policies (Continued)
_______________________________________________________________

Revenue and Cost Recognition
____________________________

The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

Advertising
___________

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $13,258 and $17,076 for the six months ended March 31, 2005 and 2004, respectively.

Reclassifications
_________________

Certain reclassifications have been made to prior year balances to conform to current year presentation.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and
Related Assets
____________________________________________________________


At March 31, 2005, September 30, 2004 and March 31, 2004, property and equipment included the following:


                            March 31,  September 30,   March 31,
                              2005          2004         2004
                           __________  _____________  __________


Land                       $3,860,629   $3,860,629    $3,860,629
Building and resort
 improvements               7,424,407    7,424,401     7,478,411
Furniture, fixtures, equipment
 and leasehold improvements   546,283      541,162       537,749
Transportation equipment      391,111      391,111       417,920
Construction in progress      334,431       31,207        24,443
                          ___________  ___________   ___________

                           12,556,861   12,248,510    12,319,152
Less: accumulated
 depreciation              (5,697,229)  (5,498,371)   (5,419,118)
                          ___________  ___________   ___________

                           $6,859,562   $6,750,139    $6,900,034
                          ===========  ===========   ===========


Note 3 - Line of Credit
_______________________

The Company renewed its revolving line of credit for $500,000, expiring March 2006. The interest rate is variable at one percent over West Coast Prime, with an initial rate of 6.5 percent and an interest rate of 6.75 percent at March 31, 2005. The purpose of the loan is to augment operating cash needs in off-season months. There was no outstanding amount for the line of credit at March 31, 2005 and at March 31, 2004.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2005 AND 2004 AND SEPTEMBER 30, 2004
PAGE 3
______________________________________________

Note 4 - Note Payable
_____________________

The Company secured permanent financing on the purchase of storage lot land in Oceano with Santa Lucia Bank. The loan is for a term of ten years with a variable interest rate based on the West Coast Prime index plus 1% with a minimum rate of 7.5% and a maximum rate of 11%. The payments are $3,671 per month with the balance of the note due upon maturity in June 2013. The interest rate at March 31, 2005 was 7.5%.

Principal payments of the note payable are as follows:



      Year Ending March 31,
      _____________________

                2006                       7,461
                2007                       8,308
                2008                       8,953
                2009                       9,648
                2010                      10,397
             Thereafter                  441,264
                                        ________

                                        $486,031
                                        ========


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

Note 6 - Income Taxes
_____________________

The provision for income taxes is as follows:



                                 March 31, 2005  March 31, 2004
                                 ______________  ______________


Income tax expense (benefit)         $(2,000)      ($85,500)
                                     ========      =========


PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005 AND 2004 AND SEPTEMBER 30, 2004
PAGE 4
______________________________________________

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

Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:



         Year Ended March 31,
         ____________________


                  2006                    24,810
                  2007                       304
                                         _______

                                         $25,114
                                         =======


Rent expense under these agreements was $36,501 and $36,666 for the six months ended March 31, 2005 and 2004, respectively.

Note 8 - Employee Retirement Plans
__________________________________

The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all qualified full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan was $6,480 and $5,307 for the six months ended March 31, 2005 and 2004, respectively.