Form 10QSB
period 2005-06-30
PISMO COAST VILLAGE INC
filed 2005-08-12
CIK 216877

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                           FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

The financial information included in Part 1 of this Form 10-QSB has been reviewed by Brown Armstrong Paulden McCown Starbuck and Keeter Accountancy Corporation, the Company's Certified Public Accountants, and all adjustments and disclosures proposed by said firm have been reflected in the data presented. The information furnished reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods.

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

Income from Resort Operations for the three-month period ended June 30, 2005, increased $57,860, or 6.3%, above the same period in 2004. Resort Income for the nine months ended June 30, 2005, increased $272,860, or 12.8%, from the same period ended June 30, 2004. This increase in the quarter ending June 30, 2005, is due primarily to rate increases for site rental and RV storage effective October 1, 2004 which increased income 6.6% and 12% respectively. Occupancy decreased for the quarter ending 2005 compared to 2004 due to Spring Break falling in its entirety in the previous period this year while it was partially in this quarter in 2004. A 13% decrease in site rental income and a 21.8% decrease in trailer spotting income in April 2005 compared to April 2004 reflects the impact of Spring Break. The increase in Resort Operations Income for the nine-month period is a result of rate increases effective October 1, 2004. Site revenue increased 14.4% and RV storage revenue increased 9.3% for the nine months ended June 30, 2005. Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from Retail Operations for the three-month period ended June 30, 2005, increased $15,665, or 5.9%, above the same period in 2004, of which the General Store contributed by increasing revenues 7.6%, or $13,552. Income from Retail Operations for the nine month period ending June 30, 2005, increased by $64,858, or 11.2%, over the same period ended June 30, 2004. This increase is a result of favorable weather, management's ongoing review of retail product mix, attention to service, and staff training. The Company anticipates moderate growth in both income from resort operations and retail operations through the remainder of Fiscal Year 2005.

Operating Expenses for the quarter ended June 30, 2005, increased $18,155, or 2.6%, from the same period in 2004. This increase in expense is a result of increased labor and labor associated expenses, liability insurance, accounting, and necessary operational expenses to prepare for the Spring and Summer seasons. Operating Expenses for the nine-month period ended June 30, 2005, increased $85,056, or 4.2%, from the same period in 2004. Previously mentioned expenses affecting the quarter remain consistent with year-to-date 2005.

Cost of Goods Sold for 2005 are within projected levels at 48.0% for the quarter and 49.4% year-to-date. Cost of Goods Sold for 2004 were 48.1% and 49.4% respectively.

Interest Expense for the three-month and nine-month periods ended June 30, 2005, is $9,176 and $27,338 respectively, compared to $9,000 and $26,067 the previous year. This expense reflects the Company acquiring new financing to supplement the purchase of an additional RV storage property which closed escrow February 28, 2003.

Net Income for the quarter ending June 30, 2005, increased by $32,479, or 25.4%, as compared with the same period ending June 30, 2004. Net income for the nine months ending June 30, 2005, increased by $122,874, compared with the same period ending June 30, 2004. This increase in Net Income is a result of rate increases and corresponding revenue, and management's effort to control expenses. The last quarter of 2005 is expected to provide adequate resources for continuing business and provide for planned capital expenditures.

Upon review of occupancy, competition, and expenses, in May of 2004, the Board of Directors elected to increase site fees beginning October 1, 2004. Due to the current impact of utility and labor associated costs on profitability, the Board felt this action was necessary.

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

LIQUIDITY
The Company's plan for capital expenditures of $570,000 in Fiscal Year 2005 has been partially completed and amended. The reconstruction of fifty-nine campsites was completed in the second quarter. The Company is awaiting a development permit from the California Coastal Commission to develop vacant land into an RV storage facility. The expansion of the General Store has been postponed until Fiscal Year 2006, and a portion of those funds from Fiscal Year 2005 has been utilized for road improvements. Funding for these projects is expected to be from revenue generated from the normal course of business.

The Company's current cash position as of June 30, 2005 is $2,183,430, which is 42.0% more than the previous year. This increase in cash reflects current advanced rental deposits and increased revenue from other resort activity. In addition, the cash position from 2004 reflects the significant amount of cash utilized by investing in capital resort improvements. The present level of cash is being maintained in anticipation of this and next year's large capital expenditures.

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

Accounts Payable and accrued liabilities increased $15,178 to an amount of $151,167 for June 30, 2005, compared to the same period ending 2004. This increase was primarily due to increased inventory and timing of payment of monthly liabilities. All undisputed payables have been paid in full according to the Company's policy.

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

PISMO COAST VILLAGE, INC.


Date:       August 10, 2005

Signature:  JERALD PETTIBONE
            Jerald Pettibone, President


Date:       August 10, 2005

Signature:  JACK WILLIAMS
            Jack Williams, V.P. Finance/Chief Financial Officer


Date:       August 10, 2005

Signature:  KITTY KARSTETTER
            Kitty Karstetter, Controller/
            Principal Accounting Officer

                REPORT OF INDEPENDENT REGISTERED
                     PUBLIC ACCOUNTING FIRM


To the Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California


We have reviewed the accompanying balance sheet of Pismo Coast Village, Inc. as of June 30, 2005, and the related statements of operations and retained earnings for the three and nine month periods ended June 30, 2005, and the statements of cash flows for the nine-month period ended June 30, 2005. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


                        BROWN ARMSTRONG PAULDEN
                        McCOWN STARBUCK & KEETER
                        ACCOUNTANCY CORPORATION


Bakersfield, California
August 5, 2005

                  ACCOUNTANTS' REVIEW REPORT
                  __________________________


Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have reviewed the balance sheets of Pismo Coast Village, Inc. as of June 30, 2004, and the related statements of operations and retained earnings for the three month and nine month periods ended June 30, 2004, and the statements of cash flows for the nine month periods ended June 30, 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America. We previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of September 30, 2004, (presented herein) and the related statements of operations and retained earnings and cash flows for the year then ended (not presented herein); and in our report dated October 26, 2004, we expressed an unqualified opinion on those financial statements.


Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
San Luis Obispo, California


May 9, 2005


                           PISMO COAST VILLAGE, INC.
                                BALANCE SHEETS
                 JUNE 30, 2005 AND 2004 AND SEPTEMBER 30, 2004
                 ---------------------------------------------


                                     June 30,     September 30,   June 30,
                                       2005           2004          2004
                                   (Unaudited)     (Audited)     (Unaudited)
                                   -----------     ---------     -----------

         ASSETS
         ------

Current Assets
--------------

Cash and cash equivalents          $2,084,413     $1,531,424     $1,443,591
Investment in certificate
 of deposit                            99,017         98,921         93,196
Accounts receivable                    13,272         10,478          9,121
Inventory                             137,348         97,080        114,355
Current deferred tax assets            46,600         44,600
Prepaid income taxes                  133,510                       169,800
Prepaid expenses                          500         54,032          1,220
                                   ----------     ----------     ----------
 Total current assets               2,514,660      1,836,535      1,831,283

Pismo Coast Village Recreational Vehicle
 Resort and Related Assets - Net of
 accumulated depreciation           6,799,602      6,750,139      6,859,791

Other Assets                           22,457         18,961         17,754
------------                       ----------     ----------     ----------

 Total Assets                      $9,336,719     $8,605,635     $8,708,828
                                   ==========     ==========     ==========

See accountant's review report.
The accompanying notes are an integral part of these financial statements.



                         PISMO COAST VILLAGE, INC.
                              BALANCE SHEETS
                JUNE 30, 2005 AND 2004 AND SEPTEMBER 30, 2004
                ---------------------------------------------


                                     June 30,     September 30,   June 30,
                                       2005           2004          2004
                                   (Unaudited)     (Audited)     (Unaudited)
                                   -----------     ---------     -----------


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
-------------------

Accounts payable and
 accrued liabilities                $  151,167     $   73,690     $  135,989
Accrued salaries and
 vacation                               41,193        110,791         41,977
Rental deposits                      1,046,035        576,097        942,774
Income taxes payable                   129,303         37,400         25,300
Current portion of
 long-term debt                          5,625          9,251          7,419
                                    ----------     ----------     ----------

Total current liabilities            1,373,323        807,229      1,153,459
                                    ----------     ----------     ----------

Long-Term Liabilities
---------------------
Long-term deferred taxes               287,800        278,200        230,200
N/P Santa Lucia Bank                   478,570        480,657        484,223
                                    ----------     ----------     ----------
 Total long-term liabilities           766,370        758,857        714,423
                                    ----------     ----------     ----------

 Total liabilities                   2,139,693      1,566,086      1,867,882
                                    ----------     ----------     ----------

Stockholders' Equity
--------------------
Common stock - no par
 value, issued and
 outstanding 1,800 shares            5,647,708      5,647,708      5,647,708
Retained earnings                    1,549,318      1,391,841      1,193,238
                                    ----------     ----------     ----------
 Total stockholders' equity          7,197,026      7,039,549      6,840,946
                                    ----------     ----------     ----------

 Total Liabilities and
Stockholders' Equity                $9,336,719     $8,605,635     $8,708,828
                                    ==========     ==========     ==========

See accountants' review report.
The accompanying notes are an integral part of these financial statements.




                            PISMO COAST VILLAGE, INC.
                  STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)
                THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                --------------------------------------------------


                                  Three Months               Nine Months
                                  Ended June 30,            Ended June 30,
                                2005          2004         2005          2004
                            ----------   ----------    ----------   ----------


Income
------
Resort operations           $  970,409   $  912,549    $2,408,930   $2,136,070
Retail operations              279,414      263,749       645,255      580,397
                            ----------   ----------    ----------   ----------
 Total income                1,249,823    1,176,298     3,054,185    2,716,467
                            ----------   ----------    ----------   ----------

Costs and expenses
------------------
Operating expenses             712,806      694,651     2,124,229    2,039,173
Cost of goods sold             134,286      126,871       320,233      286,586
Depreciation                   101,618      102,575       300,542      304,030
                            ----------   ----------    ----------   ----------
 Total costs
 and expenses                  948,710      924,097     2,745,004    2,629,789
                            ----------   ----------    ----------   ----------

Income (loss) from
 operations                    301,113      252,201       309,181       86,678
                            ----------   ----------    ----------   ----------

Other Income (Expense)
----------------------
Interest income                  3,376        2,033         8,934        6,192
Interest expense                (9,176)      (9,000)      (27,338)     (26,067)
                            ----------   ----------    ----------   ----------
 Total other income
 (expense)                      (5,800)      (6,967)      (18,404)     (19,875)
--------------------        ----------   ----------    ----------   ----------

Income (loss) Before
 Provision for Taxes           295,313      245,234       290,777       66,803
--------------------

Income Tax Expense             135,300      117,700       133,300       32,200
------------------          ----------   ----------    ----------   ----------

Net Income (Loss)           $  160,013   $  127,534       157,477       34,603
-----------------           ==========   ==========

Retained Earnings -
 Beginning of Period                                    1,391,841    1,176,103
--------------------                                   ----------   ----------

Retained Earnings -
 End of Period                                         $1,549,318   $1,210,706
-------------------                                    ==========   ==========

Net Income (Loss)
 Per Share                  $    88.90   $    70.85    $    87.49   $    19.22
                            ==========   ==========    ==========   ==========

see accountants' review report.
The accompanying notes are an integral part of these financial statements.




                          PISMO COAST VILLAGE, INC.
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                   NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                   ----------------------------------------


                                           2005                  2004
                                   --------------------  --------------------


Cash Flows From Operating Activities
------------------------------------
Net income (loss)                            $  157,477            $   34,603
Adjustments to reconcile
 net income (loss) to net
 cash provided by
 operating activities:
  Depreciation                     $300,542              $304,030
  Accounts receivable                (2,794)                 (711)
  Inventory                         (40,268)              (26,180)
  Current deferred taxes             (2,000)               34,200
  Prepaid income taxes             (133,510)              (75,600)
  Prepaid expenses                   53,532                47,824
  Other assets                       (3,496)
  Accounts payable and
   accrued liabilities               77,477                39,949
  Accrued salaries
   and vacation                     (69,598)              (52,319)
  Rental deposits                   469,938               515,774
 Income taxes payable                91,903                25,300
 Long-term deferred taxes             9,600                36,300
                                   --------              --------
 Total adjustments                              751,326               848,567
                                             ----------            ----------
 Net cash provided by
  operating activities                          908,803               883,170

Cash Flows From Investing Activities
------------------------------------
Investment in
 certificates of deposit                (96)              (92,087)
Capital expenditures               (350,005)             (247,406)
                                   --------              --------
 Net cash used in
 investing activities                          (350,101)             (339,493)

Cash Flows From Financing Activities
------------------------------------
Repayment of  long-term debt         (5,713)               (5,196)
                                   --------
Net cash provided by
 (used in) financing
 activities                                      (5,713)               (5,196)
                                             ----------            ----------
Net increase (decrease)
 in cash and cash equivalents                   552,989               538,481

Cash and Cash Equivalents -
 Beginning of Period                          1,531,424               905,110
----------------------------                 ----------            ----------

Cash and Cash Equivalents -
 End of Period                               $2,084,413            $1,443,591
----------------------------                 ==========            ==========

Supplemental Disclosure
 of Cash Flow Information
-------------------------
Cash paid for income tax                     $  122,307            $     -
Cash paid for interest                       $   27,338            $   27,837

See accountants' review report.
The accompanying notes are an integral part of these financial statements.



                    PISMO COAST VILLAGE, INC.
                  NOTES TO FINANCIAL STATEMENTS
                          (UNAUDITED)
       AS OF JUNE 30, 2005 AND 2004 AND SEPTEMBER 30, 2004
       ---------------------------------------------------

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

A.  Nature of Business
    ------------------
Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

B.  Inventory
    ---------
Inventory has been valued at the lower of cost or market on a first-in, first-out basis. Inventory is comprised primarily of goods in the general store and RV shop.

C.  Depreciation and Amortization
    -----------------------------
Depreciation of property and equipment is computed using an accelerated method based on the cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:

    Building and resort improvements     5 to 40 years
    Furniture, fixtures, equipment
     and leasehold improvements          5 to 31.5 years
    Transportation equipment             5 to 10 years

D.  Earnings (Loss) Per Share
    -------------------------
The earnings (loss) per share is based on the 1,800 shares issued and outstanding.

E.  Cash and Cash Equivalents
    -------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with maturity of three months or less when purchased, to be cash equivalents.

F.  Use of Estimates
    ----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2005 AND 2004 AND SEPTEMBER 30, 2004
PAGE 2
---------------------------------------------------

Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

G.  Revenue and Cost Recognition
    ----------------------------
The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

H.  Advertising
    -----------
The Company follows the policy of charging the costs of non-direct response advertising as incurred. Advertising expense was $21,935 and $23,445 for the nine months ended June 30, 2005 and 2004, respectively. There was no advertising expense capitalized in prepaid expense.

I.  Reclassifications
    -----------------
Certain prior period balances have been reclassified to conform with current period presentation.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets
---------------------------------------------------------------------------
At June 30, 2005, September 30, 2004 and June 30, 2004, property and equipment included the following:



                              June 30,   September 30,   June 30,
                                2005        2004           2004
                            ----------   ------------   ----------

 Land                       $3,860,629    $3,860,629    $3,860,629
 Building and resort
  improvements               7,750,886     7,424,401     7,520,180
 Furniture, fixtures,
  equipment and
  leasehold improvements       551,699       541,162       552,041
 Transportation equipment      391,111       391,111       417,920
 Construction in progress       44,190        31,207        30,709
                            ----------    ----------   -----------
                            12,598,515    12,248,510    12,381,479
 Less: accumulated
 depreciation               (5,798,913)   (5,498,371)   (5,521,688)
                            ----------    ----------    ----------
                            $6,799,602    $6,750,139    $6,859,791
                            ==========    ==========    ==========


Note 3 - Line of Credit
-----------------------
The Company renewed its revolving line of credit for $500,000, expiring March 2005. The interest rate is variable at one percent over West Coast Prime, with an initial rate of 6.5 percent and an interest rate of 7.25 percent at June 30, 2005. The purpose of the loan is to augment operating cash needs in off-season months. There was no outstanding amount for the line of credit at June 30, 2005 and at June 30, 2004.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2005 AND 2004 AND SEPTEMBER 30, 2004
PAGE 3
---------------------------------------------------

Note 4 - Note Payable
---------------------
The Company secured permanent financing on the purchase of storage lot land in Oceano with Santa Lucia Bank. The loan is for a term of ten years with a variable interest rate based on the West Coast Prime index plus 1% with a minimum rate of 7.25% and a maximum rate of 11%. The payments are $3,671 per month with the balance of the note due upon maturity in June 2013. The interest rate at June 30, 2005 was 7.25%.

Future principal payments under the note payable are as follows:

           Year Ending June 30,
           --------------------
                   2006               $ 10,834
                   2007                 10,061
                   2008                 10,816
                   2009                 11,626
                   2010                 12,498
                Thereafter             428,360
                                      --------
                                      $484,195
                                      ========

Note 5 - Common Stock
---------------------
Each share of stock is intended to provide the shareholder with free use of the resort for a maximum of 45 days per year. If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

A shareholder is entitled to a pro rata share of any dividends as well as a pro rata share of the assets of the Company in the event of its liquidation or sale. The shares are personal property and do not constitute an interest in real property. The ownership of a share does not entitle the owner to any interest in any particular site or camping period.

Note 6 - Income Taxes
---------------------
The provision for income taxes is as follows:

                          Nine Months     Nine Months
                             Ended           Ended
                         June 30, 2005   June 30, 2004
                         -------------   -------------

Income tax expense         $133,300         $32,200
                           ========         =======

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JUNE 30, 2005 AND 2004 AND SEPTEMBER 30, 2004
PAGE 4
---------------------------------------------------

Note 6 - Income Taxes (Continued)
---------------------------------
The Company uses the asset-liability method of computing deferred taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires, among other things, a change from the deferred to the asset-liability method of computing deferred income taxes. SFAS 109 also requires that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate. The Company has not recorded a valuation allowance for deferred tax assets since the benefit is expected to be realized in the following year.

The difference between the effective tax rates and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

Note 7 - Operating Leases
-------------------------
The Company leases two pieces of property to use as storage lots.
One is leased under a cancelable month-to-month lease. The other was renewed January 1, 2001, for five years. Monthly lease payments are currently $2,605 and are increased annually based on the Consumer Price Index.

The Company also leases an ATM machine for the public's use in the General Store. Lease payments on the ATM machine are $152 per month ending May 2006.

Future minimum lease payments under the second lease and an obligation to lease the ATM machine are as follows:

               Year Ending June 30,
               --------------------

                      2006              $17,302

Rent expense under these agreements was $54,794 and $53,591 for the nine months ended June 30, 2005 and 2004.

Note 8 - Employee Retirement Plans
----------------------------------
The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the plan was $9,628 and $8,021 for the nine months ended June 30, 2005 and 2004, respectively.