Form 10KSB
period 2005-09-30
PISMO COAST VILLAGE INC
filed 2005-12-27
CIK 216877

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-KSB
                           -----------

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Fiscal Year ended September 30, 2005
                              ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period form ________ to _________

                 Commission file number 0-8463
                                        ------

                     PISMO COAST VILLAGE, INC.
          ---------------------------------------------
          (Name of small business issuer in its charter)

         California                       95-2990441
---------------------------------     ---------------------
(State or other jurisdiction          (IRS Employer ID No.)
of incorporation or organization)

       165 South Dolliver Street, Pismo Beach, CA  93449
     -----------------------------------------------------
     (Address of Principal Executive Offices)   (Zip Code)

            Issuer's telephone number (805)773-5649
                                      -------------

Securities registered under Section 12(b) of the Exchange Act:

   Title of Each Class                 Name of Each Exchange
                                        on Which Registered
   -------------------                 ---------------------
          N/A                                    N/A

Securities registered under Section 12(g) of the Exchange Act:

                            Common Stock
                            ------------
                          (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ____

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X  YES   ___ NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   XX

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes ___ No  X

State issuer's revenues for its most recent fiscal year.
$4,691,070.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter. $47,709,000.

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

             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
1,800

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2006 Definitive Proxy
Statement for the Annual Meeting of Shareholders to be held
January 21, 2006 are incorporated by reference into Part III.
Transitional Small Business Disclosure Format
(Check one): Yes __; No  X

                          FORM 10-KSB
                            PART I

ITEM 1. DESCRIPTION OF BUSINESS

a. BUSINESS DEVELOPMENT
Pismo Coast Village, Inc., the "Registrant" or the "Company," was incorporated under the laws of the State of California on April 2, 1975. The Company's sole business is owning and operating a recreational vehicle resort (hereinafter the "Resort") in Pismo Beach, California. The Resort has continued to enhance its business by upgrading facilities and services to better serve customers.

b. BUSINESS OF ISSUER
The Company is engaged in only one business, namely, the ownership and operation of the Resort. The Company generates revenue from rental of camping sites, recreational vehicle storage, recreational vehicle repair and retail sales from a general store and recreational vehicle parts store. Accordingly, all of the revenues, operating profit (loss) and identifiable assets of the Company are attributable to a single industry segment.

Pismo Coast Village, Inc. is a full-service 400 space recreational vehicle resort. Its resort operations include site rentals, RV storage business, video arcade, Laundromat, and other income sources related to the operation. The retail operations include a general store, RV parts store, and RV repair shop. In addition, the Company has a recreation department that provides a youth program and recreational equipment rentals.

PUBLIC AND SHAREHOLDER USERS
The present policy of the Company is to offer each shareholder the opportunity for 45 days of free use of sites at the Resort, 25 days may be used during prime time and 20 days during non-prime time. The free use of sites by shareholders is managed by designating the nights of the year as prime time and non-prime time. A prime time night is one that is most in demand, for example, Memorial Day Weekend and the period from mid-June until Labor Day. Non-prime time is that time with the least demand. Each shareholder is furnished annually a calendar that designates the prime and non-prime time days; it also provides a schedule of when reservations can be made and the procedure for making reservations. Shareholder's free use of sites average approximately 21% to 23% annually (refer to Item 6. Result of Operations MD&A, page 10).

SEASONAL ASPECTS OF BUSINESS
The business of the Company is seasonal and is concentrated during prime days of the year which are defined as follows:
President's Day Weekend, Easter week, Memorial Day Weekend, summer vacation months, Labor Day, Thanksgiving Weekend and Christmas vacation.

WORKING CAPITAL REQUIREMENTS
By accumulating reserves during the prime seasons, the Company is able generally to meet its working capital needs during off-season. Industry practice is to accumulate funds during the prime season, and use such funds, as necessary, in the off-season. The Company has arranged, but not used, a $500,000 line of credit to ensure funds are available, if necessary, in the off-season.

COMPETITION
The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities which include 28 Channels of Satellite TV, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service which includes RV storage and RV repair and service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In Fiscal Year 2004, Pismo Coast Village, Inc. was awarded the designation of RV Park of the Year, Mega Park Category 2004, by the California Travel Parks Association (CTPA). In November 1999, Pismo Coast Village, Inc. was awarded the designation of RV Park of the Year, Large Park Category 1999, by the National Association of RV Parks and Campgrounds (ARVC) which has a membership of more than 3,600 properties. These factors allow the Resort to price its site rental fees above most of its competition based on perceived value received.

Competition for the tourist market is keen between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's Internet web page to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $38,792 for Fiscal Year 2005 which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

EMPLOYEES
As of September 30, 2005, the Company employed approximately 51 people with 21 of these on a part-time basis and 30 on full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 50 employees to 64 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION
The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing operational expenses and conducting a local comparative rate study, the Board voted to increase nightly rates effective October 1, 2004. These new rates range from $34 to $37 per night during the off-season and $43 to $47 per night during prime time. It is anticipated the proposed rates will continue to market site usage at is highest value and not negatively impact the Company's ability to capture an optimum market share.

c. REPORTS TO SECURITY HOLDERS
Pismo Coast Village files quarterly reports, an annual report, and periodic reports providing the public with current information about the Company and its operations with the Securities and Exchange Commission. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Room 1580, Washington, D.C. 20549-0102. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Additionally, the Company makes available on its website, www.pismocoastvillage.com, access to its annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-KSB, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTY
The Company's principal asset consists of the Resort which is located at 165 South Dolliver Street in Pismo Beach, California. The Resort is built on a 26-acre site and includes 400 campsites with full hookups and nearby restrooms with showers and common facilities, such as a video arcade, recreation hall, general store, swimming pool, Laundromat, and three playgrounds.

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

On February 28, 2003 the Company closed escrow on a parcel of property to be developed as an additional RV storage facility. The 4.7 acre property is located in Oceano and was purchased for $650,000, of which $500,000 was financed. The note on this property was paid off in September 2005. The project is currently in the permitting process and is expected to accept new storage units during Fiscal Year 2006.

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

1. TRAILER STORAGE YARDS
In 1986 the Company leased a parcel of land 100 feet wide by 1,600 feet long from the Union Pacific Railroad Corporation. The property is being used by the Company as a storage facility for recreational vehicles. Capital improvements in the amount of $40,000 were made to this property, which provides storage for approximately 160 units. The property was leased for $950 per month the first year, $1,400 per month for the second year, with continuing years tied to the "CPI" Index, or Fair Market Value of the property according to the lease agreement. On July 29, 2005 Union Pacific Railroad Corporation sold the property to the Weyrick Family Trust who now has entered into a five-year lease agreement with the Company effective October 1, 2005. During Fiscal Year 2005, lease payments were made in the amount of $41,822, Fiscal Year 2006 lease payments will be $57,600, and Fiscal Year 2007 lease payments will be $57,600, plus applicable changes in index or valuation.

In 1991 the Company developed a lease for a five-acre RV storage lot at the Oceano Airport clear zone as storage for approximately 350 RVs. This lot was developed to replace a 100-unit storage lot that was closed when the lease was not renewed. The original lease on the storage lot was for five years and the Company has executed a third five-year option with the County of San Luis Obispo. Construction was completed in January 1992 and capital improvements in the amount of $330,768 were made to this property of which $300,000 was financed and paid in full during Fiscal 1997.

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 per month for the second year and continuing years are tied to the "CPI" index. During Fiscal Year 2005, lease payments were made in the amount of $31,624, Fiscal Year 2006 lease payments will be $31,624 plus applicable changes in index, and Fiscal Year 2007 will be determined by the execution of a fourth five-year extension.

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

1. RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC. This agreement is dated November 1, 2005, and pursuant to this agreement, the Company granted Coin Amusements, Inc. the concession to operate various coin-operated game units at the Resort. The one year term expires on October 31, 2006, and continued renewal is expected without significant impact.

2. WEB SERVICE COMPANY, GOLETA, CA
The five-year lease expired on July 22, 2002, and was reissued for a seven-year period which will expire on October 31, 2009, and grants to Web Service Company the right to place and service coin-operated laundry machines at the Resort on a 50-50 basis for all revenues derived from their use. On October 10, 2002, Web replaced all 18 washers and 18 dryers with new equipment. Continued renewal is expected without significant impact.

3. PISMO COAST INVESTMENTS
The Company has renewed a lease agreement with Ms. Jeanne Sousa, a California Corporations Licensed Broker, for the lease of a 200-square foot building at the Resort from which she conducts sales activities in the Company's stock. The term of the lease is for three years commencing on January 1, 2004 and ending on December 31, 2006. Termination or cancellation may be made by either Lessor or Lessee by giving the other party sixty (60) days written notice.

ITEM 3. LEGAL PROCEEDINGS
No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Paragraph inapplicable.

                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. MARKET INFORMATION
There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company shares as Pismo Coast Investments. The last transaction the Company is aware of occurred on September 20, 2005 at a price of $27,000 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.


The following table sets forth the high and low closing sales prices as reported by Pismo Coast Investments for the period
October 1, 2003 to September 30, 2005.


Fiscal Year Ended September 30, 2004
------------------------------------


                                            High       Low
                                            ----       ---

First Quarter                             $17,000    $17,000
Second Quarter                            $18,500    $17,000
Third Quarter                             $20,000    $18,500
Fourth Quarter                            $22,000    $20,000


Fiscal Year Ended September 30, 2005
------------------------------------

                                            High       Low
                                            ----       ---

First Quarter                             $25,000    $22,000
Second Quarter                            $25,000    $25,000
Third Quarter                             $26,000    $25,000
Fourth Quarter                            $27,000    $26,000


b. HOLDERS
The approximate number of holders of the Company's common stock on September 30, 2005 was 1,534.

c. DIVIDENDS
The Company has paid no dividends since it was organized in 1975, and although there is no legal restriction impairing the right of the Company to pay dividends, the Company does not intend to pay dividends in the foreseeable future. The Company selects to invest its available working capital to enhance the facilities at the Resort.

d. SECURITIES AUTHORIZED FOR ISSUANCE UNDER
    EQUITY COMPENSATION PLANS
The Company does not currently have securities authorized for issuance under equity compensation plans.

e. RECENT SALES OF UNREGISTERED SECURITIES: USE OF PROCEEDS
    FROM REGISTERED SECURITIES
The Company does not have sales of unregistered securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION Statements in this Annual Report on Form 10-KSB which express the "Belief," "Anticipation," "Intention" or "Expectation," as well as other statements which are not historical fact, and statements as to business opportunities, market conditions, and operating performance insofar as they may apply prospectively, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from those projected.

Pismo Coast Village, Inc. operates as a 400 space recreational vehicle resort. The Corporation includes additional business operations to provide its users with a full range of services expected of a recreational resort. These services include a store, video arcade, Laundromat, recreational vehicle repair, RV parts shop and an RV storage operation.

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

CURRENT OPERATING PLANS
The Board of Directors continues its previously established policy by adopting a stringent, conservative budget for Fiscal Year 2006, which projects a positive cash flow of approximately $929,996 from operations. While the Company projects a positive cash flow, this cannot be assured for Fiscal Year 2006.

Capital expenditures planned for 2006 include the continued enhancement of RV sites and services, development of a new RV storage property, pool renovation, road paving and expansion of the General Store. These investments are projected to be approximately $710,000 some of which can be deferred, if necessary. These proposed capital improvements will be funded from cash from operations, from existing working capital, and, if necessary, from financing obtained by the Company. Thus, budgeted cash flow for the year is expected to be within the Company's capabilities based on its present working capital position. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

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

The Company completed its plan to aggressively reduce debt by eliminating, by early payoff, all outstanding loan balances in July 2000. With the purchase of a new storage property in February 2003, the Company obtained financing from a local institution. Following the Company's philosophy on debt, the loan was paid off early in September 2005. The Company continues its policy to adopt conservative budgets with managed capital outlays.

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

Net cash provided by operating activities totaled $643,315 in 2005, compared to $985,870 in 2004. This decrease is primarily a result of deferred income tax, reduced prepaid income taxes, and a decrease in rental deposits. The decrease in rental deposits is a timing issue and does not in itself reflect a trend in business activity.

During Fiscal Year 2005, cash investments of $386,523 included complete renovation of fifty-nine RV sites, road paving, and computer equipment. During Fiscal Year 2004, cash investments of $254,817 included complete renovation of twenty-seven RV sites, purchase of a new truck, road paving, and Resort entrance enhancements.

The Company has continued to maintain sufficient cash from operations to not require the addition of long-term debt. However, with the purchase of the new RV storage property in February 2003, long-term financing was acquired from a lending institution. This financing was eliminated with early pay off in September 2005. With the possibility of requiring additional funds for planned capital improvements and the winter season, the Company maintains a $500,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal Year 2005's current ratio (current assets to current liabilities) of 2.20 decreased from Fiscal Year 2004's current ratio of 2.27. The decrease in current ratio is the result of decreased cash and cash equivalents after paying off the note in September 2005 and an increase in accounts payable.

Working Capital decreased to $932,869 at the end of Fiscal Year
2005 compared with $1,029,306 at year end Fiscal Year 2004. This decrease is a result of early payoff of the storage property note in September 2005.

CAPITAL RESOURCES AND PLANNED EXPENDITURES
The Company plans capital expenditures of $710,000 in Fiscal Year 2006 to further enhance the Resort facilities and services, develop a new RV storage facility, renovate thirty-nine campsites, and expand the General Store. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR TO YEAR COMPARISON

INCOME: Increased over the prior fiscal year ended September 30, 2004, by $483,921, or 11.5%.


                      INCOME BY SEGMENT
                      -----------------


                               2005              2004
                               ----              ----

OCCUPANCY
---------


% of Shareholder Site Use      22.6%             23.9%
% of Paid Site Rental          48.8%             48.8%
% Total Site Occupancy         71.6%             72.7%
% of Storage Rental            99.7%             99.7%
  Average Paid Site           $39.12            $34.69

RESORT OPERATIONS
-----------------

Site Rental               $2,795,475        $2,472,438
Storage Operations           718,178           663,751
Support Operations           170,312           157,283
                          ----------        ----------
  Total                    3,683,965         3,293,472

RETAIL OPERATIONS
-----------------

Store                        663,820           585,283
RV Repair/Parts store        330,104           320,146
  Total                      993,924           905,429
                          ----------        ----------

INTEREST INCOME               13,181             8,248

OTHER INCOME

TOTAL INCOME              $4,691,070        $4,207,149
                          ==========        ==========


Occupancy rates on the previous table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, Laundromat, recreational activities, and other less significant sources.

2005 COMPARED WITH 2004
Resort operations income increased $390,493, or 11.8%, primarily due to a $323,037, or 13.0%, increase in site revenue. In addition, the Resort realized an increase of $54,427, or 8.2%, in RV storage and spotting activity. While paid site nights and storage occupancy remained even with the previous year, the increased income is a reflection of rate increases in both segments effective October 1, 2004. Occupancy projections continue to look strong as the local region enjoys mild weather and an ongoing positive trend of outdoor recreation and camping.

Retail operations income increased $88,495, or 9.8%, due to a $78,538, or 13.4%, increase in General Store sales. These increases are a result of management's continuing program to increase retail, from increased occupancy, efforts to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service.

Interest Income increased 59.8% to $13,181 over the previous year as a result of current financial institution trends of improved interest rates, and increased cash and cash equivalents throughout most of the year. Reserves are maintained in preparation for capital expenditure projects to improve the Resort's facilities and services.

Operating Expenses increased $181,513, or 6.3%, as a result of payroll, employee health benefits, accounting expenses, and Resort maintenance expenses. Maintaining the conservative approach, most expense items were managed well below Plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Depreciation Expense decreased 0.7% due to certain assets reaching the end of their depreciable life and the 2005 capital expenditure items will receive depreciation benefit over a longer period.

Interest Expense decreased from $34,552 in Fiscal Year 2004 to $34,296 in 2005. This expense was due to financing the new RV storage property of which the loan was eliminated by early pay off in September 2005. The Company currently has no long-term debt.

Loss on Disposal of Fixed Assets for 2005 was a zero balance compared to $16,181 for 2004. This reflects that there was no reclassification or disposal of fixed assets.

Income before provision for taxes on income of $725,884, a 61.0% increase above last year, is reflective of the Company's current pricing policies and continuing efforts to maximize Resort services and value. This figure also represents management's effort to control expenses.

Net income increased by $156,478, or 67%, over a net income of $233,206 the previous year. This increase in net income is a reflection of positive business performance in 2005.

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

ITEM. 7 FINANCIAL STATEMENTS

                 REPORT OF INDEPENDENT REGISTERED
                     PUBLIC ACCOUNTING FIRM





To the Board of Directors and
Stockholders of Pismo Coast Village, Inc.
Pismo Beach, California

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (a California corporation) as of September 30, 2005, and the related statements of operations and retained earnings and cash flows for the year ended September 30, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 2005, and the results of its operations and its cash flows for the year ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.


                         BROWN ARMSTRONG PAULDEN
                         McCOWN STARBUCK & KEETER
                         ACCOUNTANCY CORPORATION



Bakersfield, California
October 28, 2005

                 REPORT OF INDEPENDENT REGISTERED
                      PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of Pismo Coast Village, Inc.
Pismo Beach, California

We have audited the accompanying balance sheet of Pismo Coast Village, Inc. (a California corporation) as of September 30, 2004, and the related statements of income and retained earnings and cash flows for the year ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 2004, and the results of its operations and its cash flows for the year ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.



GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
San Luis Obispo, CA 93401
October 27, 2004


                  PISMO COAST VILLAGE, INC.
                        BALANCE SHEETS
                 SEPTEMBER 30, 2005 AND 2004
                 ---------------------------


                                            2005           2004
                                            ----           ----
              ASSETS
              ------

Current Assets
--------------

Cash and cash equivalents               $1,296,196     $1,531,424
Investment in certificate of deposit       101,033         98,921
Accounts receivable                         10,322         10,478
Inventory                                  117,555         97,080
Current deferred taxes                      52,400         44,600
Prepaid income taxes                        81,700
Prepaid expenses                            49,341         54,032
                                        ----------     ----------
 Total current assets                    1,708,547      1,836,535

Pismo Coast Village Recreational
 Vehicle Resort and Related Assets -
 Net of Accumulated Depreciation         6,734,744      6,750,139

Other Assets                                31,620         18,961
------------                            ----------     ----------

 Total Assets                           $8,474,911     $8,605,635
                                        ==========     ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

Current Liabilities
-------------------

Accounts payable and accrued
 liabilities                            $  104,379     $   73,690
Accrued salaries and vacation              137,979        110,791
Rental deposits                            533,320        576,097
Income taxes payable                                       37,400
Current portion of long-term debt                           9,251
                                        ----------     ----------

 Total current liabilities                 775,678        807,229
                                        ----------     ----------

Long-Term Liabilities
---------------------

Long-term deferred taxes                   270,000        278,200
N/P to Santa Lucia Bank                                   480,657
                                        ----------     ----------
 Total long-term liabilities               270,000        758,857
                                        ----------     ----------
 Total Liabilities                       1,045,678      1,566,086
                                        ----------     ----------

Stockholders' Equity
--------------------

Common stock - no par value, issued
 and outstanding 1,800 shares            5,647,708      5,647,708
Retained earnings                        1,781,525      1,391,841
                                        ----------     ----------
 Total stockholders' equity              7,429,233      7,039,549
                                        ----------     ----------

 Total Liabilities and
  Stockholders' Equity                  $8,474,911     $8,605,635
                                        ==========     ==========

The accompanying notes are an integral part of these financial statements.


                     PISMO COAST VILLAGE, INC.
             STATEMENTS OF INCOME AND RETAINED EARNINGS
              YEARS ENDED SEPTEMBER 30, 2005 AND 2004
             ------------------------------------------


                                           2005          2004
                                           ----          ----

Income
------

Resort operations                       $3,683,965    $3,293,472
Retail operations                          993,924       905,429
                                        ----------    ----------
 Total income                            4,677,889     4,198,901
                                        ----------    ----------

Costs and Expenses
------------------

Operating expenses                       3,035,992     2,854,479
Cost of goods sold                         492,980       446,324
Depreciation                               401,918       404,907
                                        ----------    ----------

 Total costs and expenses                3,930,890     3,705,710
                                        ----------    ----------

Income (loss) from operations              746,999       493,191
                                        ----------    ----------

Other Income (Expense)
----------------------

Interest and dividend income                13,181         8,248
Interest expense                           (34,296)      (34,552)
Loss on sale of fixed assets                             (16,181)
                                        -----------   -----------
 Total other income (expense)              (21,115)      (42,485)
                                        -----------   -----------

Income Before Provision for Taxes          725,884       450,706
---------------------------------

Income Tax Expense                         336,200       217,500
------------------                      -----------   -----------

Net Income                                 389,684       233,206
----------

Retained Earnings-Beginning
 of Period                               1,391,841     1,158,635
---------------------------             -----------   -----------

Retained Earnings-End of Period         $1,781,525    $1,391,841
-------------------------------         ===========   ===========

Net Income Per Share                       $216.49       $129.56
--------------------                    ===========   ===========


The accompanying notes are an integral part of these financial statements.


                    PISMO COAST VILLAGE, INC.
                    STATEMENTS OF CASH FLOWS
             YEARS ENDED SEPTEMBER 30, 2005 AND 2004
             ---------------------------------------


                                             2005         2004
                                         ----------   -----------


Cash Flows From Operating Activities
------------------------------------

Net income                               $  389,684   $  233,206
 Adjustments to reconcile net
  income to net cash provided
   by operating activities:
Depreciation                                401,918      404,907
Deferred income tax                         (16,000)      73,900
Loss on disposal of fixed assets                          16,181
(Increase) decrease in
 accounts receivable                            156       (2,068)
(Increase) in inventory                     (20,475)      (8,905)
(Increase) decrease in
 prepaid expenses                             4,691       (4,988)
(Increase) in prepaid income taxes          (81,700)      94,200
(Increase) in other assets                  (12,659)      (1,205)
Increase (decrease) in accounts
 payable and accrued liabilities             30,689      (22,350)
(Decrease) in accrued salaries
 and vacation                                27,188       16,495
Increase in rental deposits                 (42,777)     149,097
Decrease in income taxes payable            (37,400)      37.400
                                         -----------  ----------
 Total adjustments                          253,631      752,664
                                         -----------  ----------

Net cash provided by
 operating activities                       643,315      985,870
                                         -----------  -----------

Cash Flows From Investing Activities
------------------------------------

Investment in certificate of deposit         (2,112)     (97,812)
Capital expenditures                       (386,523)    (254,817)
                                         -----------  -----------

Net cash used in investing activities      (388,635)    (352,629)

Cash Flows From Financing Activities
------------------------------------

Principal repayments of note payable       (489,908)      (6,927)
                                         -----------  -----------

 Net cash used in financing activities     (489,908)      (6,927)
                                         -----------  -----------

Net increase (decrease) in cash and
 cash equivalents                          (235,228)     626,314

Cash and Cash Equivalents -
 Beginning of Year                        1,531,424      905,110
---------------------------             -----------  -----------

Cash and Cash Equivalents -
 End of Year                             $1,296,196   $1,531,424
---------------------------             ===========  ============

Schedule of Payments of Interest and Taxes
------------------------------------------
Cash paid for income tax                 $  437,530   $   12,000
Cash paid for interest                   $   34,296   $   34,552


The accompanying notes are an integral part of these financial statements.

                   PISMO COAST VILLAGE, INC.
                 NOTES TO FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2005 AND 2004
                 -----------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

A.  Nature of Business
    ------------------

Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature and historically the fourth quarter, the summer, is its busiest and most profitable.

B.  Inventory
    ---------

Inventory has been valued at the lower of cost or market on a first-in, first-out basis. Inventory is comprised primarily of goods in the general store and parts in the RV shop.

C.  Depreciation and Amortization
    -----------------------------

Depreciation of property and equipment is computed using straight line method based on the cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:

   Building and park improvements          5 to 40 years
   Furniture, fixtures, equipment and
     leasehold improvements                3 to 31.5 years
   Transportation equipment                5 to 10 years

D.  Earnings Per Share
    ------------------

The earnings (losses) per share are based on the 1,800 shares issued and outstanding.

E.  Cash and Cash Equivalents
    -------------------------

For purposes of the statements of cash flows, the Company considers all highly liquid investments including certificates of deposit with maturities of three months or less when purchased, to be cash equivalents.

F.  Concentration of Credit Risk
    ----------------------------

At September 30, 2005, the Company had cash deposits in excess of the $100,000 federally insured limit with Santa Lucia Bank of $1,036,364. Santa Lucia Bank however has entered into a "contract for deposit of moneys" for $1,500,000 with the Company. This contract states that Santa Lucia Bank will keep as security for the Company's deposits up to $1,500,000 in U.S. Treasury securities with City National Bank of Beverly Hills. The Company receives statements monthly from City National Bank indicating the funds held in trust.

G.  Use of Estimates
    ----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2003
PAGE 2
-----------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------


H.  Revenue and Cost Recognition
    ----------------------------

The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

I.  Advertising
    -----------

The Company follows the policy of charging the costs of non-direct response advertising to expense as incurred.
Advertising expense was $38,792 and $34,409 for the years ended
September 30, 2005 and 2004, respectively.

J.  Reclassifications
    -----------------

Certain prior period balances have been reclassified to conform with current period presentation.


NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED
ASSETS
------------------------------------------------------------

At September 30, 2005 and 2004, property and equipment included the following:


                                            2005         2004
                                        ----------    ----------

  Land                                  $3,860,629    $3,860,629
  Building and park improvements         7,740,770     7,424,401
  Furniture, fixtures, equipment and
   leasehold improvements                  563,140       541,162
  Transportation equipment                 391,111       391,111
  Construction in progress                  79,380        31,207
                                        -----------  ------------
                                        12,635,030    12,248,510
Less: accumulated depreciation          (5,900,286)   (5,498,371)
                                        -----------   -----------
                                        $6,734,744    $6,750,139
                                        ===========   ===========


Depreciation expense for the years ended September 30, 2005 and 2004 was $401,918 and $404,907, respectively.

NOTE 3 - LINE OF CREDIT
-----------------------

The Company has a revolving line of credit for $500,000 with Santa Lucia Bank which expires March 2006. The interest rate is variable at one percent over West Coast Prime with an initial rate of 6.5 percent and an interest rate of 7.75 percent at September 30, 2005. The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of September 30, 2005 or 2004.

NOTE 4 - COMMON STOCK
---------------------

Each share of stock is intended to provide the shareholder with a maximum free use of the park for 45 days per year. If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
PAGE 3
------------------------------


NOTE 4 - COMMON STOCK (Continued)
---------------------

A shareholder is entitled to a pro rata share of any dividends as well as a pro rata share of the assets of the Company in the event of its liquidation or sale. The shares are personal property and do not constitute an interest in real property. The ownership of a share does not entitle the owner to any interest in any particular site or camping period.

NOTE 5 - INCOME TAXES
---------------------

The provision for income taxes consists of the following components:


                                    2005           2004
                                  --------       --------


Current:
 Federal                          $283,700       $ 97,300
 State                              72,100         46,300
                                  --------       --------
                                   355,800        143,600
                                  --------       --------

Deferred:
 Federal                           (22,900)        69,400
 State                               3,300          4,500
                                  --------       --------
                                  $336,200       $217,500
                                  ========       ========


The deferred tax assets (liabilities) are comprised of the following:


                              2005                  2004
                      -------------------   -------------------
                      Current   Long-term    Current   Long-term
                      -------   ---------    -------   ---------


Deferred tax assets:
 Federal             $ 49,100   $           $ 40,900  $
 State                  3,300                  3,700
Deferred tax liabilities:
 Federal                         (231,500)              (242,600)
 State                            (38,500)               (35,600)
                     --------   ----------  --------    ---------
                     $ 52,400   $(270,000)  $ 44,600   $(278,200)
                     ========   ==========  ========   ==========


The deferred tax assets (liabilities) consist of the following temporary differences:

                                             2005        2004
                                          ----------  ----------


Depreciation                              $(269,900)  $(278,200)
                                          ----------  -----------
 Total gross deferred tax liabilities      (269,900)   (278,200)
                                          ----------  -----------
Vacation accrual                             15,900      17,800
Federal benefit of state taxes               36,400      26,800
                                          ---------   ----------
 Total gross deferred tax assets             52,300      44,600
                                          ---------   ----------
                                          $(217,600)  $(233,600)
                                          ==========  ===========


The Company has not recorded a valuation allowance for deferred tax assets since the benefit is expected to be realized in the following year.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
PAGE 4
-----------------------------


NOTE 5 - INCOME TAXES (Continued)
---------------------

The effective income tax rate varies from the statutory federal income tax rate as follows:


                                                 2004     2003
                                                 ----     ----


Statutory federal income tax rate                34.0%    34.0%
Increase (decrease):
 State income taxes, net of federal benefit       6.8      7.5
 Effect of graduated tax rates
 Nondeductible variable costs
  of shareholder usage                            5.9      9.2
 Incremental tax due to resolution
  of tax audit
 Benefit from additional depreciation
  on prior year tax return                                (2.4)
                                                 -----    -----
   Effective Income Tax Rate                     46.7%    48.3%
                                                 =====    =====


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

The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit, and nondeductible variable costs of shareholder usage.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
PAGE 5
------------------------------


NOTE 6 - OPERATING EXPENSES
---------------------------

Operating expenses for the years ended September 30, 2005 and 2004 consisted of the following:


                                              2005        2004
                                           ---------   ----------
Administrative salaries                    $ 297,875   $ 301,975
Advertising and promotion                     38,792      34,409
Auto and truck expense                        66,797      49,716
Bad debts                                        321         487
Contract services                            108,826     119,859
Corporation expense                           42,355      42,219
Custodial supplies                            13,991      12,850
Direct labor                               1,043,396     903,748
Employee travel and training                  27,435      22,888
Equipment lease                                2,881       4,846
Insurance                                    336,586     359,380
Miscellaneous                                 32,007      34,394
Office supplies and expense                   52,894      49,689
Payroll tax expense                          122,968     112,159
Pension plan match                            13,976      10,849
Professional services                         68,238      45,192
Property taxes                                60,880      49,709
Recreational supplies                          6,786       8,184
Rent - storage lots                           73,446      71,633
Repairs and maintenance                      143,743     119,704
Retail operating supplies                      7,733       5,040
Security                                       2,935      35,454
Service charges                               86,187      82,332
Taxes and licenses                             7,507       7,410
Telephone                                     31,818      30,848
Uniforms                                      17,543      14,885
Utilities                                    328,076     324,620
                                          ----------  ----------
  Total Operating Expenses                 $3,035,992  $2,854,479
                                           ==========  ==========


NOTE 7 - OPERATING LEASES
-------------------------

The Company leases two pieces of property to use as storage lots. One is leased under a cancelable month-to-month lease. The other was renewed effective January 2001, for five years. Monthly lease payments are currently $2,605 and are increased annually based on the Consumer Price Index.

The Company also leases an ATM machine for the public's use in the General Store. Lease payments on the ATM machine are $152 per month through May 2006.

Future minimum lease payments under the second property lease and the obligation to lease equipment are as follows:


         Year Ended September 30,
                   2006                    $  9,031
                                           ========


Rent expense under these agreements was $75,270 and $73,506 for the years ended September 30, 2005 and 2004, respectively.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
PAGE 6
-----------------------------


NOTE 8 - EMPLOYEE RETIREMENT PLANS
----------------------------------

The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all full-time employees. Employer profit sharing contributions are discretionary and are determined on an annual basis. The employer matching portion of the plan requires a 50% match of employee contributions up to a 2.5% of total compensation. The contribution to the pension plan for the years ended September 30, 2005 and 2004, is $13,976 and $10,849, respectively.

NOTE 9 - SUBSEQUENT EVENTS
--------------------------

The Company converted its 401(k) profit sharing pension plan to a 401(k) safe harbor plan effective October 1, 2005. Under this plan, employees working more than 1,000 hours annually are eligible for participation in the plan after one year of service. The Company matches employee contributions up to 4% of compensation. The profit sharing element of the plan is funded at the annual discretion of the Board of Directors. Employees are fully vested when their participation in the plan begins.

Effective October 1, 2005, the Company entered into an agreement to lease a storage lot for five years at a rate of $4,800 per month. This lease replaces the cancelable month-to-month lease referred to in Note 7 above. Future minimum lease payments on the new lot lease are as follows:


        Year Ended September 30,
        ------------------------
                 2006                    $ 57,600
                 2007                    $ 57,600
                 2008                    $ 57,600
                 2009                    $ 57,600
                 2010                    $ 57,600
                                         --------
                                         $288,000
                                         ========


                 INDEPENDENT AUDITOR'S REPORT
                  ON ADDITIONAL INFORMATION







To the Board of Directors and
Stockholders of Pismo Coast Village, Inc.
Pismo Beach, California


Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2005 and 2004 appears on page 3. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of operations (unaudited) for the three months ended September 30, 2005 and 2004 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and, accordingly, we express no opinion on it.




                         BROWN ARMSTRONG PAULDEN
                         McCOWN STARBUCK & KEETER
                         ACCOUNTANCY CORPORATION





Bakersfield, California
October 28, 2005


                  PISMO COAST VILLAGE, INC.
               STATEMENTS OF INCOME (UNAUDITED)
        THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
        ----------------------------------------------


                                          2005          2004
                                       ----------   ----------

<s                                    <s>           <c>

Income
------

Resort operations                      $1,275,035   $1,157,402
Retail operations                         348,669      325,032
                                       -----------  -----------

 Total income                           1,623,704    1,482,434
                                       -----------  -----------

Costs and Expenses
------------------

Operating expenses                        911,763      815,306
Cost of goods sold                        172,747      159,738
Depreciation                              101,376      100,877
                                       -----------  -----------
 Total costs and expenses               1,185,886    1,075,921
                                       -----------  -----------

 Income from operations                   437,818      406,513
                                       ----------   -----------

Other Income (Expense)
----------------------

Interest and dividend income                4,247        2,056
Interest expense                           (6,958)      (8,485)
Loss on sale of fixed assets                           (16,181)
                                       -----------  -----------

 Total other income (expense)              (2,711)     (22,610)
                                       -----------  -----------

Income Before Provision For Taxes         435,107      383,903
---------------------------------

Income Tax Expense                        202,900      185,300
------------------                    ------------  -----------

Net Income                            $   232,207   $  198,603
----------                            ============  ===========

Net Income Per Share                  $    129.00   $   110.34
--------------------                  ============  ===========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
Inapplicable.

ITEM 8a. CONTROLS AND PROCEDURES

a. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act rule 13a-14c. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

b. CHANGES IN INTERNAL CONTROLS
There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 8b. OTHER INFORMATION
Inapplicable.

                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT

a. The Company's Directors were chosen at the Shareholder's Annual Meeting on January 15, 2005. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive
Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

HOWARD ALLARD, Director                                    Age 80
Howard Allard has a master's degree in education administration from California State University, Sacramento. He was an elementary school principal in the Rio Linda Union School District for twenty-nine years prior to his retirement in 1985. Mr. Allard has been a partner since 1978 in Allard Enterprises which maintains rental properties, and has also been a partner since 1982 in Allard Limousine. Mr. Allard has been on the Board since March 1980, and has served three years as President, two years as Secretary, and one year as Vice President - Administration.

LOUIS BENEDICT, Director                                   Age 78
Louis Benedict served in the U. S. Navy from 1944 to 1946, and again during the Korean War, from 1952 to 1953. He attended the University of Southern California, majoring in electrical engineering, and following that earned a B. S. degree in electrical engineering at the University of Colorado. Mr. Benedict was employed from 1957 to 1962 as a project engineering manager with Lockheed Missiles and Space, from 1962 to 1964 as a vice president with William A. Revelle Corporation, and from 1964 to 1966 as an engineering section manager with Lockheed Missiles and Space. From 1966 to 1975 he was employed as the director of subcontract administration with Litton Industries, from 1975 to 1994 as vice president of contract administration for Datametrics Corporation, and from 1994 until his retirement in 1998 as a consultant in the field of U. S. defense contracts administration. Mr. Benedict has served on the Board of Directors since November 2002.

NANCY BRADY, Director                                      Age 63
Nancy Brady was employed most recently as the operations manager for Walter Mortensen Insurance from 1991 to 2002. Prior to that time, she and her husband owned their own insurance agency. She holds the CPCU (Chartered Property and Casualty Underwriter) designation along with the ARM (Associate in Risk Management) degree. She is currently serving on the Board of Directors for both the Stockdale Women's Organization and the Child Guidance Guild of Bakersfield. Mrs. Brady has served on the Board of Directors since November 2003.

KURT BRITTAIN, Director and Vice President - Secretary     Age 75
After his Marine Corps service, Mr. Brittain was employed for more than thirty-three years by Orange County, California, prior to his retirement in 1986. His background includes public works, flood control and manager of the county's harbors, beaches and parks system. He was in charge of three harbors, seven beaches and more than twenty-six parks, three of which were camping parks. He has completed extension courses in business administration, management, recreation and real estate. Mr. Brittain has been a member of the Board from March 1990 to July 1999 and from January 2002 to present, serving one year as Vice President - Administration and five years as Executive Vice President. He is currently serving a fourth year as Vice President - Secretary.

HARRY BUCHAKLIAN, Director                                 Age 73
Harry Buchaklian has a B.A. degree from C.S.U.F. in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College and technical supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He has been a member of the Board from March 1981 to January 1992 and from September 1995 to present, serving one year as Executive Vice President, and as a chairman of the Policy and Audit Committees.

DOUGLAS EUDALY, Director                                   Age 74
Douglas Eudaly has an associate of arts degree from Fresno City College in elementary education, and a bachelor's degree in elementary education from Fresno State College. He has done doctoral studies at Nova University in Ft. Lauderdale, Florida, and received a Ph.D. from Clayton Theological Institute in Clayton, California. Dr. Eudaly holds life teaching credentials for elementary and junior high schools, and administrative credentials for preschool through adult school. He retired from the Fresno Unified School District in 1991 with thirty-one years of service credit--the last five years as program director for the Disability Awareness Program. Dr. Eudaly was president of the Fresno Teachers' Association in 1970-1971, as well as chairman of the district's negotiating council and served one term as chief negotiator. He has served three years as president of the board of directors for Friendship Center for the Blind, and as chairman of several advisory committees for food banks and other nonprofit organizations. He served more than three years as the deacon chairman at the Evangelical Free Church of Fresno. Dr. Eudaly has served on the Board since January 2002.

ED FIGUEROA, Director                                      Age 62
Mr. Figueroa majored in aeronautics at Reedley College and obtained his airframe & power plant license in 1964. In 1970 he started working in the heating and air-conditioning field as a service manager and service technician with Jack's Refrigeration, Inc. Mr. Figueroa purchased the company in 1993, and managed the business until his retirement in December 2004. Mr. Figueroa continues to have a C-20 contractor's license, specializing in custom residential and design-built commercial heating and air-conditioning systems. His company also specialized in sheet metal fabricating and installation and service repairs on commercial and residential systems. Mr. Figueroa has served on the Board since November 2003.

WILLIAM FISCHER, Director                                  Age 71
William (Bill) Fischer, has been married forty-nine years and served in the U. S. Air Force during the Korean War. He is a graduate of California State University, Northridge, with a B. S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company's corporate office as an accounting supervisor. Texaco, Inc. acquired Getty Oil in 1985 and he was promoted to manager of benefits plan's accounting. Mr. Fischer was responsible for the Savings/Thrift, 401-K, and ESOP Plans administration until 1989 when he elected early retirement. He then went into residential real estate and was a financial consultant to various companies until 2001, and has active real estate broker and tax preparer licenses. He is a member of the Veterans of Foreign Wars, Elks, Moose, and Knights of Columbus organizations. He looks forward to contributing his financial and real estate backgrounds to the Board. Mr. Fischer has been on the Board since January 2002.

NORMAN GOULD, Director                                     Age 86
Norman Gould has a B.A. in education and an M.A. in administration. His occupation prior to retirement in 1987 was as the superintendent of schools for Madera County. He was a member of the board of directors of Kingsview, Inc. from 1968 to 1980 and held the positions of vice chairman and chairman of the board, and serves on the board of directors of Valley Teen Ranch, Inc. Mr. Gould is currently president of the California Retired Teachers Foundation, a nonprofit corporation. He has been a member of the Board from March 1976 to March 1991 and from March 1993 to present, serving nine years as President, one year as Treasurer and two years as Secretary.

R. ELAINE HARRIS, Director                                 Age 67
R. Elaine Harris retired in 1990 from Pacific Telephone with thirty-one years service, starting in the business office, then advancing to facility administrator the last ten years of that time. She was active with the Jaycettes Club and has worked on several political campaigns. She is now enjoying retirement and feels very blessed serving on the Board since January 2000. She is looking forward to continuing serving the shareholders.

GLENN HICKMAN, Director and Executive Vice President       Age 72
Glenn Hickman has a B.A. in business and a secondary teaching credential from Fresno State University. His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal Resources, a subsidiary of Shell Oil Company. Mr. Hickman has been a member of the Board since July 1999, and is currently serving a fourth year as Executive Vice President.

TERRIS HUGHES, Director                                    Age 56
Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in police science. He was employed by Cal Resources LLC for twenty-three years, from 1973 to 1997, holding the position of senior training technician for the last ten years of that time. He is currently employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties are to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. Mr. Hughes has been a member of the Board since January 1996, and served one year as Vice President - Policy.

RONALD NUNLIST, Director and Vice President - Policy       Age 67
Ronald Nunlist was employed in the oil business for many years. From 1995 to 1997 he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. From 1997 until his retirement in 1999, Mr. Nunlist was employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations. He has been a member of the Board since January 1986, serving five years as President, and is currently serving a fourth year as Vice President - Policy.

GEORGE PAPPI, JR., Director                                Age 43
Mr. Pappi's current occupation is as a fraud investigator for State Farm Insurance. Other positions held during his seventeen years of employment with State Farm Insurance include office manager, property and bodily injury adjustor, fire and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California and is actively involved in local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004.

JERALD PETTIBONE, Director and President                   Age 79
Jerry Pettibone sold and retired from his company, Pettibone Signs, in Santa Cruz in October 1988. He started the company which operated statewide in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985 and 1986. He served on the board of directors of the California Electric Sign Association for twenty-two years and was elected a director emeritus. He has been a member of the Board since January 1993, including three years as Chief Financial Officer, and is currently serving a ninth year as President.

GARY WILLEMS, Director                                     Age 51
Gary Willems holds a B.A. degree in music education and a California life teaching credential from Fresno Pacific University. Mr. Willems has been teaching music since 1977, and since 1985 has been the director of bands at Reedley High School. He is an active member of the California Band Directors' Association and is the past president of Fresno and Madera Counties Music Educators' Association. Mr. Willems has served on the Board of Directors since January 2001.

JACK WILLIAMS, Director, Chief Financial Officer and
Vice President - Finance                                   Age 55
Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. He was employed as a financial analyst by Texaco Oil Corporation in the Bakersfield area from 1997 until 1999, and as Chief Financial Officer for Goodwill Industries of South-Central California from March 2000 to November 2004. Mr. Williams is currently employed as Controller for Diversified Utilities Services, a position he has held since April 2005. He established his own C.P.A. practice in 1983, which he continues to own and operate. Mr. Williams has been a member of the Board since January 1995, and is currently serving a ninth year as Chief Financial Officer and Vice President - Finance.

CHARLES ZAHKA, Director                                    Age 79
Charles Zahka retired as vice president of the Broadway Department Stores in 1990 after twenty years. Following that, he served as a private management consultant until he opted for full retirement in 2005. Mr. Zahka is president of the Stroke Association of Southern California and vice chairman of the Better Business Bureau of the Southland. He has been a member of the Board since March 1988, and has served one year as Secretary and one year as President.

b. OTHER OFFICERS AND SIGNIFICANT EMPLOYEES
JAY JAMISON, Assistant Corporate Secretary and Chief Operating
Officer/General Manager                                    Age 52
Jay Jamison has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. In May 2005, the Board changed his title to Chief Operating Officer/General Manager. He has a B.S. degree in Agricultural Management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family's guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed Thousand Trails resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. He is active in the Resort and Commercial Recreation Association and is also a member of the American Quarter Horse Association. Mr. Jamison was appointed to and has served as a commissioner on the Pismo Beach Conference and Visitors Bureau since February 1998, and since August 1999 has served as Chair. At the National Association of RV Parks and Campgrounds' Annual Convention in November 1999, Mr. Jamison was appointed to the ARVC Board of Directors representing the ten western states. At the 2001 Annual Convention, he was elected Treasurer of the National Association, and in November 2004 he was reelected to serve a fourth one year term. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross, and in June 2005 was elected Second Vice-Chair.

c. FAMILY RELATIONSHIPS
There are no familial relationships between the Directors nor between the Directors and the Officers.

d. INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
To the knowledge of the Company, none of the officers or directors have been personally involved in any bankruptcy or insolvency proceedings. To the knowledge of the Company, none of the directors or officers have been convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

e. AUDIT COMMITTEE FINANCIAL EXPERT
The Company's Board of Directors has not yet designated an Audit
Committee expert.

f. CODE OF ETHICS
On November 8, 2003, our board of directors adopted our code of ethical conduct that applies to all the Company's employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

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

g. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC. The Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended September 30, 2005, by any director or officer.

ITEM 10. EXECUTIVE COMPENSATION
The following table shows the salary and bonus paid by the Company to Jay Jamison, Chief Operating Officer/General Manager and Assistant Corporate Secretary for the fiscal year ending September 30, 2005. No other employee received compensation exceeding $100,000 during the last fiscal year.


                   SUMMARY COMPENSATION TABLE
                   --------------------------


Name and Principal Position        Year      Salary    Bonus
---------------------------        ----      ------    ------

Jay Jamison, Chief Operating
Officer/General Manager and        2005      $90,000   $22,500
Assistant Corporate Secretary


The Company has no outstanding options, warrants or rights to purchase any of its securities, whether held by Directors, officers or any other persons. Nor does the Company have any outstanding loans or other indebtedness to any Director or officer. Since the beginning of the fiscal year, the Company has not entered into nor does it propose to enter into any transactions of a material nature with any officer or director or any corporation or other business entity in which any officer or director may have an economic interest.

REMUNERATION OF DIRECTORS AND OFFICERS
The directors and officers received no cash remuneration for their service. However, the directors and officers are entitled to mileage reimbursement for travel to and from meetings upon request. In addition, they are entitled to use of the Resort for attending meetings and are provided with food and refreshments in connection with Board Meetings. The aggregate value of the foregoing during the fiscal year ended September 30, 2005, was estimated at $19,951.45.


OPTIONS, WARRANTS OR RIGHTS
The Company has no outstanding options, warrants or rights to purchase any of its securities.

INDEBTEDNESS OF MANAGEMENT
No member of management was indebted to the Company during it's last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
PLANS
Not applicable.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
No person owns beneficially of record more than 5% of the Company's securities.

b. SECURITY OWNERSHIP OF MANAGEMENT.
The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2005:

                                             Amount of  Percent
Board Member                 Title of Class  Ownership  of Class
------------                 --------------  ---------  --------

Howard Allard                 Common Stock     1 Share   0.056%
5161 Diablo Drive
Sacramento CA 95842

Louis Benedict                Common Stock     1 Share   0.056%
20955 De Mina Street
Woodland Hills CA 91364

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

Harry Buchaklian              Common Stock     1 Share   0.056%
1361 East Ticonderoga Drive
Fresno CA 93720

Douglas Eudaly                Common Stock     6 Shares  0.333%
3918 North Carruth Avenue
Fresno CA 93705

Ed Figueroa                   Common Stock     2 Shares  0.111%
23157 East South Avenue
Reedley CA 93654

William Fischer               Common Stock     1 Share   0.056%
1947 Sienna Lane
Simi Valley CA 93065


                                             Amount of  Percent
Board Member                 Title of Class  Ownership  of Class
------------                 --------------  ---------  --------

Norman Gould                  Common Stock     1 Share   0.056%
10597 Road 30
Madera CA 93637

R. Elaine Harris              Common Stock     4 Shares  0.222%
3418 El Potrero Lane
Bakersfield CA 93304

Glenn Hickman                 Common Stock     1 Share   0.056%
3584 West Wathen Avenue
Fresno CA 93711

Terris Hughes                 Common Stock     1 Share   0.056%
2426 Sunset Street
Wasco CA 93280

Ronald Nunlist                Common Stock     4 Shares  0.222%
1105 Minter Avenue
Shafter CA 93263

George Pappi, Jr              Common Stock     1 Share   0.056%
5728 Via De Mansion
La Verne CA 91750

Jerald Pettibone              Common Stock     2 Shares  0.056%
4179 Court Drive
Santa Cruz CA 95062

Gary Willems                  Common Stock     2 Shares  0.111%
479 South Oak Drive
Reedley CA 93654

Jack Williams                 Common Stock     1 Share   0.056%
7801 Revelstoke Way
Bakersfield CA 93309

Charles Zahka                 Common Stock     1 Shares  0.056%
6300 Alonzo Way
Encino CA 91316

All Officers and
Directors as a Group          Common Stock    33 Shares  1.833%


All such shares are owned beneficially and of record, and there are no additional shares known to the Company for which the listed beneficial owner has the right to acquire beneficial ownership as specified in Rule 13D-3(d)(1) of the Exchange Act.

c. CHANGES IN CONTROL
Not applicable.

<Page 39>

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

ITEM 13. EXHIBITS

a. EXHIBITS AND INDEX OF EXHIBITS
Documents filed as part of the report:

  Report of Independent Registered Public Accounting Firm

  Prior Auditor's Report for 2004

  Balance Sheets as of September 30, 2005 and 2004

  Statements of Income and Retained Earnings for the years ended September 30, 2005 and 2004

  Statements of Cash Flows
   for the years ended September 30, 2005 and 2004

  Notes to Financial Statements
   For the years ended September 30, 2005 and 2004

  Independent Auditor's Report on Additional Information

  Statements of Income (Unaudited)
   for the three months ended September 30, 2005 and 2004

b. REPORTS ON FORM 8-K
As reported by the Company on Form 8-K dated July 5, 2005, the Audit Committee of the Board of Directors selected the firm of Brown Armstrong Paulden McCown Starbuck & Keeter Accountancy Corporation to replace the firm of Glenn, Burdette, Phillips, and Bryson, who resigned as the Company's principal accountants midterm due to their firm's decision to cease performing audits for SEC engagements effective May 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
As reported by the Company on Form 8-K dated July 5, 2005, the Audit Committee of the Board of Directors selected the firm of Brown Armstrong Paulden McCown Starbuck & Keeter Accountancy ("Brown Armstrong") Corporation to replace the firm of Glenn, Burdette, Phillips, and Bryson ("GBPB"). The firm of Brown Armstrong served as independent certified public accountants for the Company for its fiscal year ended September 30, 2005, and this firm has been selected to serve as the Company's accountants for Fiscal Year 2006.

Audit services performed by Brown Armstrong for the year ended September 30, 2005, consisted of examination of the financial statements of the Company, certain services related to filings with the Securities and Exchange Commission, and consultation on matters related to accounting and financial reporting. All such services were approved by the Board of Directors, which has determined the firm of Brown Armstrong to be fully independent of the operations of the Company.

AUDIT FEES
As a result of two firms performing the responsibilities of independent auditors during the fiscal year ended September 30, 2005, payments were dispersed to GBPB and Brown Armstrong. The Company's auditors (Brown Armstrong) for the fiscal year ended September 30, 2005 billed the Company an aggregate of $25,000 for professional services rendered in connection with their audit of the Company's financial statements. The Company also paid Brown Armstrong $3,000 for their review of the quarterly report for the period ending 6/30/05. In addition, GBPB billed the Company an aggregate of $14,000 for their review of the Company's quarterly reports on Form 10-QSB ending 12/31/04 and 3/31/05 during Fiscal Year 2005.

For the fiscal year ended September 30, 2004, GBPB, the Company's auditors, during that fiscal year, billed the Company an aggregate of $15,000 for professional services rendered by GBPB in connection with their audit of the Company's financial statements. In addition, GBPB billed the Company an aggregate of $11,450 for their review of the Company's quarterly reports on Form 10-QSB during Fiscal 2004 (that is, for the periods ended 6/30/04, 3/31/04 and 12/31/03 respectively).

AUDIT-RELATED FEES
The Company paid no audit-related fees for services reasonably related to performance of the audit or review of the Company's financial statements for the fiscal years ending September 30, 2005 and September 30, 2004.

TAX FEES
For the fiscal year ended September 30, 2004, the Company paid
GBPB $3,889 for tax fees consisting of tax planning, consulting, and tax return review.

ALL OTHER FEES
GBPB billed the Company an additional $3,815 for professional services rendered during Fiscal Year 2005 for services not otherwise described above. Brown Armstrong billed the Company an additional $14,599 for professional services rendered during Fiscal 2005 for services not otherwise described above. All other fees related to services traditionally provided by auditors, including work performed in connection with income tax services, were compatible with GBPB's and Brown Armstrong's independence.

AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES
For the fiscal year ended September 30, 2004, GBPB billed the Company an additional $4,491 for professional services rendered for services not otherwise described above. All other fees relate to services traditionally provided by auditors, including work performed in connection with income tax services, were compatible with GBPB's independence.

For the fiscal years ending September 30, 2005 and September 30, 2004, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong and GBPB were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

                           SIGNATURES
                           __________

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PISMO COAST VILLAGE, INC.

By: JERALD PETTIBONE                      Date: NOVEMBER 12, 2005
    Jerald Pettibone, President
    and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: KITTY KARSTETTER                      Date: NOVEMBER 12, 2005
    Kitty Karstetter, Controller
    and Principal Accounting Officer

By: JERALD PETTIBONE                      Date: NOVEMBER 12, 2005
    Jerald Pettibone, President
    and Chairman of the Board and Director

By: GLENN HICKMAN                         Date: NOVEMBER 12, 2005
    Glenn Hickman, Executive Vice President
    and Director

By: KURT BRITTAIN                         Date: NOVEMBER 9, 2005
    Kurt Brittain, Vice President - Secretary
    and Director

By: JACK WILLIAMS                         Date: NOVEMBER 9, 2005
    Jack Williams, Chief Financial Officer,
    Vice President - Finance and Director

By: RONALD NUNLIST                        Date: NOVEMBER 12, 2005
    Ronald Nunlist, Vice President - Policy
    and Director

By: HOWARD ALLARD                         Date: NOVEMBER 12, 2005
    Howard Allard, Director

By: LOUIS BENEDICT                        Date: NOVEMBER 12, 2005
    Louis Benedict, Director

By: NANCY BRADY                           Date: NOVEMBER 12, 2005
    Nancy Brady, Director

By: HARRY BUCHAKLIAN                      Date: NOVEMBER 12, 2005
    Harry Buchaklian, Director

By: DOUGLAS EUDALY                        Date: NOVEMBER 12, 2005
    Douglas Eudaly, Director

By: ED FIGUEROA                           Date: NOVEMBER 12, 2005
    Ed Figueroa, Director

By:                                       Date:
    William Fischer, Director

By: NORMAN GOULD                          Date: NOVEMBER 12, 2005
    Norman Gould, Director

By: R. ELAINE HARRIS                      Date: NOVEMBER 12, 2005
    R. Elaine Harris, Director

By: TERRIS HUGHES                         Date: NOVEMBER 12, 2005
    Terris Hughes, Director

By: GEORGE PAPPI, JR.                     Date: NOVEMBER 12, 2005
    George Pappi, Jr., Director

By: GARY WILLEMS                          Date: NOVEMBER 12, 2005
    Gary Willems, Director

By: CHARLES ZAHKA                         Date: NOVEMBER 12, 2005
    Charles Zahka, Director