Form 10QSB
period 2005-12-31
PISMO COAST VILLAGE INC
filed 2006-02-15
CIK 216877

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                         FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    EXCHANGE ACT OF 1934

    For the transition period from _____ to ______

                 Commission file number 0-8463

                   PISMO COAST VILLAGE, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            California                       95-2990441
  -------------------------------       ---------------------
  (State or other jurisdiction of          (IRS Employer
   incorporation or organization)       Identification Number)

     165 South Dolliver Street, Pismo Beach, California  93449
     ---------------------------------------------------------
             (Address of principal executive offices)

           (Issuer's telephone number)   (805) 773-5649

        -------------------------------------------------
        (Former name, former address & former fiscal year,
                   if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No __

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No  X

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed
by a court.  Yes ___   No  ___

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,800

Transitional Small Business Disclosure Format (Check one):
Yes ___ No  X

                  PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
The following financial statements and related information are included in this Form 10-QSB, Quarterly Report.

1. Accountants' Review Report

2. Balance Sheets

3. Statement of Operations and Retained Earnings (Deficit)

4. Statement of Cash Flows

5. Notes to Financial Statements (Unaudited)

The financial information included in Part 1 of this Form 10-QSB has been reviewed by Brown Armstrong Paulden McCown Starbuck Thornburgh and Keeter Accountancy Corporation, the Company's Certified Public Accountants, and all adjustments and disclosures proposed by said firm have been reflected in the data presented. The information furnished reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods.

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

Income from Resort Operations for the three-month period ended December 31, 2005, increased $18,466, or 2.5%, from the same period in 2004. This increase is primarily due to a 3.2% or $17,086 increase in site rental revenue as a result of a 1.7% increase in paid occupancy. RV storage and spotting activity decreased 1.5% due to a 16.2% decrease in spotting revenue. Currently RV storage is considered operating at full capacity.

Income from retail operations increased by $25,873 for the three-month period ended December 31, 2005, 13.8% above the same period in 2004, reflecting management's efforts to market services and retail merchandise, and improve customer relations. The General Store increased revenue by $23,685, or 22.2%, and the RV Service and Repair contribution increased 2.7%.

The Company anticipates continued moderate growth in both income from resort operations and in retail operations.

Interest income increased 102.8% for the three-month period ended
December 31, 2005, compared to the same period in 2004. The
Company has maintained cash reserves in anticipation of major capital expenditures.

Operating expenses for the three-month period ending December 31, 2005, increased $37,072, or 5.2%, above the same period ended December 31, 2004. This reflects an increase in labor, advertising, accounting expenses, property taxes, and vehicle expense. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of Goods Sold expenses for the three-month period ended December 31, 2005, are 51.1% compared to 52.4% for the same period in 2004, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expenses for the three-month period ended December 31, 2005 was a zero balance compared to $9,147 for the same period ending 2004. The current zero balance reflects the Board's decision to pay off the mortgage on the RV storage property purchased in February of 2003. The loan was eliminated in September 2005. The Company has also maintained a $500,000 line of credit which currently has no outstanding balance as of December 31, 2005.

Loss before provisions for taxes on income for the three-month period ended December 31, 2005, increased by $19,142 over the same period in 2004. This increase of loss is a result of increased operational expenses, costs of goods sold, and depreciation. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

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

LIQUIDITY
The Company plans capital expenditures of $710,000 in Fiscal Year 2006 to further enhance the resort facilities and services. These projects include: upgrade thirty-nine campsites, develop a new RV storage property, and expand the General Store. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort's value to its shareholders and the general public.

The Company's current cash position, including Certificates of Deposits, as of December 31, 2005, is $1,292,905, which is 15.5% less than the same position in 2004. This reduction is primarily due to the September 2005 RV storage property loan pay off. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Subsequent to the period ending December 31, 2005, on January 11, 2006, the Company closed escrow on a 6.36 acre property for the purpose of RV storage. The purchase price was $2,100,000 of which $1,500,000 is financed through a local institution. The loan agreement is for 1% over the Prime Rate, maturing in 10 years and amortized over 25 years.

Accounts payable and accrued liabilities increased $18,194 from the same period last year. All undisputed payables have been paid in full accordingly to the Company's policy.

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

                     PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS.

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting for the shareholders of Pismo Coast Village, Inc., was held Saturday, January 21, 2006, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting, the following Directors were elected to serve until the annual meeting in January 2007, or until successors are elected and have qualified.


Following each elected Director's name is the total number of votes cast for that Director:

          Allard, Howard                   745
          Benedict, Louis                  732
          Brady, Nancy                     712
          Brittain, Kurt                   728
          Buchaklian, Harry                724
          Eudaly, Douglas                  863
          Figueroa, Ed                     758
          Fischer, William                 729
          Gould, Norman                    704
          Harris, R. Elaine                822
          Hickman, Glenn                   689
          Hughes, Terris                   691
          Nunlist, Ronald                  792
          Pappi, Jr., George               704
          Pettibone, Jerald                708
          Willems, Gary                    724
          Williams, Jack                   741
          Zahka, Charles                   691

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matter is set forth below:

A proposal to approve the selection of Brown Armstrong Paulden
McCown Starbuck Thornburgh and Keeter Accountancy Corporation to serve as independent certified public accountants for the Company for Fiscal Year 2005-2006.

        Affirmative Votes     Negative Votes     Abstains
        -----------------     --------------     --------
               733                   1              11

ITEM 5. OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held Saturday, January 21, 2006, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Shareholders' Meeting:

    President                                Jerald Pettibone
    Executive Vice President                 Glenn Hickman
    V.P. - Finance/Chief Financial Officer   Jack Williams
    V.P. - Policy                            Ronald Nunlist
    V.P. - Secretary                         Kurt Brittain
    C. O. O./Asst. Corp. Secretary/G.M.      Jay Jamison

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibit Index:
                                                   Sequential
     Exhibit Number  Item Description              Page Number
     --------------  ----------------              -----------
           27        Financial Data Schedule            **
           99        Accountant's Review Report


                           SIGNATURES
                           ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.

Date:  February 14, 2006

Signature: JERALD PETTIBONE
           Jerald Pettibone, President


Date:  February 14, 2006

Signature: JACK WILLIAMS
           Jack Williams, V.P. - Finance/
           Chief Financial Officer


Date:  February 14, 2006

Signature: JAY JAMISON
           Jay Jamison, Chief Operating Officer/
           Assistant Corporate Secretary/General Manager


Date:  February 14, 2006

Signature: KITTY KARSTETTER
           Kitty Karstetter, Controller/
           Principal Accounting Officer

                 REPORT OF INDEPENDENT REGISTERED
                      PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California

We have reviewed the accompanying balance sheet of Pismo Coast Village, Inc. as of December 31, 2005, and the related statements of operations and retained earnings and cash flows for the three month period ended December 31, 2005. These interim financial statements are the responsibility of the Company's management.

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



                          BROWN ARMSTRONG PAULDEN
                          McCOWN STARBUCK THORNBURGH & KEETER
                          ACCOUNTANCY CORPORATION


4200 Truxtun Avenue, Suite 300
Bakersfield, California
February 10, 2006

                   ACCOUNTANTS' REVIEW REPORT
                   -------------------------------


Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have reviewed the balance sheet of Pismo Coast Village, Inc. as of December 31, 2004, and the related statements of operations and retained earnings and cash flows for the three month period ended December 31, 2004. These interim financial statements are the responsibility of the Company's management.

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


GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
1150 Palm Street
San Luis Obispo, California

January 20, 2005

                    PISMO COAST VILLAGE, INC.
                         BALANCE SHEETS
       DECEMBER 31, 2005 AND 2004 AND SEPTEMBER 30, 2005

                        December 31,  September 30,  December 31,
                           2005          2005            2004
                        (Unaudited)    (Audited)     (Unaudited)
                        ------------  ------------  ------------
     ASSETS
     ------

Current Assets
--------------
Cash and cash
 equivalents             $1,095,549    $1,296,196    $1,432,016
Investment in
 certificate of deposit     197,356       101,033        98,230
Accounts receivable          13,793        10,322        11,364
Inventory                   116,707       117,555        97,679
Current deferred
 tax assets                  53,200        52,400        34,000
Prepaid income taxes        167,100        81,700        44,510
Prepaid expenses             33,453        49,341        36,360
                         ----------    ----------    ----------
 Total Current Assets     1,677,158     1,708,547     1,754,159

Pismo Coast Village Recreational
--------------------------------
Vehicle Resort and Related Assets -
-----------------------------------
 Net of accumulated
 depreciation             6,705,325     6,734,744     6,683,972

Other Assets                 31,620        31,620        18,961
------------             ----------    ----------    ----------

 Total Assets            $8,414,103    $8,474,911    $8,457,092
                         ==========    ==========    ==========

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                        December 31,  September 30,  December 31,
                            2005          2005          2004
                        (Unaudited)     (Audited)    (Unaudited)
                        ------------  -------------  ------------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities
-------------------
Accounts payable and
 accrued liabilities     $   86,506    $  104,379    $   68,312
Accrued salaries and
 vacation                    40,727       137,979        40,189
Rental deposits             552,226       533,320       528,143
Income taxes payable           -             -           46,510
Current portion of
 long-term debt                -             -            7,379
                         ----------    ----------    ----------
 Total Current
   Liabilities              679,459       775,678       690,533
                         ----------    ----------    ----------

Long-Term Liabilities
---------------------
Long-term deferred taxes    273,800       270,000       252,000
N/P to Santa Lucia Bank        -             -          480,657
                         ----------    ----------    ----------
 Total Long-Term
  Liabilities               273,800       270,000       732,657
                         ----------    ----------    ----------

Total Liabilities           953,259     1,045,678     1,423,190
                         ----------    ----------    ----------

Stockholders' Equity
--------------------
Common stock - no
 par value, issued
 and outstanding
 1,800 shares             5,647,708     5,647,708     5,647,708
Retained earnings         1,813,136     1,781,525     1,386,194
                         ----------    ----------    ----------
 Total Stockholders'
  Equity                  7,460,844     7,429,233     7,033,902
                         ----------    ----------    ----------
 Total Liabilities and
  Stockholders' Equity   $8,414,103    $8,474,911    $8,457,092
                         ==========    ==========    ==========

                    PISMO COAST VILLAGE, INC.
          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (UNAUDITED)
          THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                     AND SEPTEMBER 30, 2005

                                Three Months
                              Ended December 31,   September 30,
                               2005        2004        2005
                            ----------  ----------  ----------
Income
------
Resort operations           $  740,214  $  721,748  $1,275,035
Retail operations              213,019     187,146     348,669
                            ----------  ----------  ----------
 Total income                  953,233     908,894   1,623,704
                            ----------  ----------  ----------

Cost and Expenses
-----------------
Operating expenses             753,268     716,196     911,763
Cost of goods sold             108,886      97,993     172,747
Depreciation                   126,445      99,462     101,376
                            ----------  ----------  ----------
 Total Costs and Expenses      988,599     913,651   1,185,886
                            ----------  ----------  ----------

Income (Loss) from Operations  (35,366)     (4,757)    437,818
                            ----------  ----------  ----------

Other Income (Expense)
----------------------
Interest income                  4,577       2,257       4,247
Interest expense                   -        (9,147)     (6,958)
                            ----------  -----------  ---------

 Total Other Income (Expense)    4,577      (6,890)     (2,711)
                            ----------  -----------  ---------

Income (Loss) Before
--------------------
 Provision for Taxes           (30,789)    (11,647)   (435,107)
--------------------

Income Tax Expense (Benefit)   (62,400)     (6,000)    202,900
---------------------------- ----------  ----------  ---------

Net Income (Loss)               31,611      (5,647)    232,207
-----------------

Retained Earnings -
-------------------
 Beginning of Period         1,781,525   1,391,841   1,549,318
--------------------        ----------  ----------  ----------

Retained Earnings -
-------------------
End of Period               $1,813,136  $1,386,194  $1,781,525
--------------------        ==========  ==========  ==========

Net Income (Loss)
 Per Share                  $    17.56  $    (3.14) $   129.00
                            ==========  ==========  ==========

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                           PISMO COAST VILLAGE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                            2005                  2004
                                    --------------------  --------------------
Cash Flows From Operating Activities
------------------------------------
Net income (loss)                             $   31,611           $   (5,647)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
Depreciation                        $126,445              $99,462
(Increase) decrease
 in accounts receivable               (3,471)                (886)
(Increase) decrease in inventory         848                 (599)
(Increase) decrease in deferred
 tax asset                              (800)              10,600
Increase in prepaid income taxes     (85,400)             (44,510)
Decrease in prepaid expenses          15,888               17,672
Decrease in accounts payable and
 accrued liabilities                 (17,873)              (5,378)
Decrease in accrued salaries and
 vacation                            (97,252)             (70,602)
Increase (decrease) rental deposits   18,906              (47,954)
Increase in income taxes payable         -                  9,110
Increase (decrease) in long-term
 deferred taxes                        3,800              (26,200)
                                    ---------             --------
  Total Adjustments                              (38,909)             (59,285)
                                              -----------          -----------
Net Cash Provided by (Used in)
 Operating Activities                             (7,298)             (64,932)

Cash Flows from Investing Activities
------------------------------------
Investment in certificates
 of deposit                          (96,323)                 691
Capital expenditures                 (97,026)             (33,295)
                                    ---------             --------
 Net Cash Used in Investing
  Activities                                    (193,349)             (32,604)

Cash Flows From Financing Activities
------------------------------------
Repayment of long-term debt              -                 (1,872)
                                    ---------             --------

Net Increase (Decrease) in Cash and
 Cash Equivalents                               (200,647)             (99,408)

Cash and Cash Equivalents -
---------------------------
 Beginning of Period                           1,296,196            1,531,424
 --------------------------                   ----------           ----------

Cash and Cash Equivalents -
---------------------------
 End of Period                                $1,095,549           $1,432,016
 --------------------------                   ==========           ==========

Supplemental Disclosure
-----------------------
 of Cash Flow Information
-------------------------
Cash paid for income tax                      $   20,000           $   45,000
Cash paid for interest                               -             $    9,147

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                  PISMO COAST VILLAGE, INC.
                NOTES TO FINANCIAL STATEMENTS
                         (UNAUDITED)
    AS OF DECEMBER 31, 2005 AND 2004 AND SEPTEMBER 30, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

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

C.  Depreciation and Amortization
    -----------------------------
Depreciation of property and equipment is computed using the straight line method based on the cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:

     Building and Resort Improvements          5 to 40 years
     Furniture, Fixtures, Equipment and
      Leasehold Improvements                   3 to 31.5 years
     Transportation Equipment                  5 to 10 years

D.  Earnings (Loss) Per Share
    -------------------------
The earnings (loss) per share are based on the 1,800 shares issued and outstanding.

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

G.  Concentration of Credit Risk
    ----------------------------
At December 31, 2005, the Company had cash deposits in excess of the $100,000 federally insured limit with Santa Lucia Bank of $861,304. Santa Lucia Bank however has entered into a "contract for deposit of moneys" for $1,500,000 with the Company. This contract states that Santa Lucia Bank will keep as security for the Company's deposits up to $1,500,000 in U.S. Treasury securities with City National Bank of Beverly Hills. The Company receives statements monthly from City National Bank indicating the funds held in trust.

At December 31, 2005, the Company had cash deposits in excess of the $100,000 federally insured limit with Los Padres Bank of $593.

                   PISMO COAST VILLAGE, INC.
                 NOTES TO FINANCIAL STATEMENTS
                          (UNAUDITED)
    AS OF DECEMBER 31, 2005 AND 2004 AND SEPTEMBER 30, 2005
                            PAGE 2


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

H.  Revenue and Cost Recognition
    ----------------------------
The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

I.  Advertising
    -----------
The Company follows the policy of charging the costs of non-direct response advertising as incurred. Advertising expense was $7,644 and $5,049 for the three months ended December 31, 2005 and 2004, respectively. There was no advertising expense capitalized in prepaid expense.

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND
         ---------------------------------------------------
         RELATED ASSETS
         ----------------------------------------------------

At December 31, 2005, September 30, 2005 and December 31, 2004, property and equipment included the following:

                        December 31,  September 30,  December 31,
                            2005          2005           2004
                        -----------   -------------  ------------
Land                    $ 3,860,629   $ 3,860,629   $ 3,860,629
Building and Resort
 Improvements             7,740,770     7,740,770     7,424,407
Furniture, Fixtures,
 Equipment and
 Leasehold Improvements     563,140       563,140       542,897
Transportation Equipment    391,111       391,111       391,111
Construction in Progress    176,409        79,380        62,767
                        -----------   -----------   -----------
                         12,732,059    12,635,030    12,281,811
Less: Accumulated
 Depreciation            (6,026,734)   (5,900,286)   (5,597,839)
                         ----------   -----------   -----------
                        $ 6,705,325   $ 6,734,744   $ 6,683,972
                        ===========   ===========   ===========

NOTE 3 - LINE OF CREDIT
         --------------
The Company has a revolving line of credit for $500,000 with Santa Lucia Bank which expires March 2006. The interest rate is variable, at one percent over West Coast Prime with an initial rate of 6.5 percent and an interest rate of 7.75 percent at December 31, 2005. The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of December 31, 2005 and 2004 and September 30, 2005.

                     PISMO COAST VILLAGE, INC.
                   NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)
     AS OF DECEMBER 31, 2005 AND 2004 AND SEPTEMBER 30, 2005
                               PAGE 3

NOTE 4 - COMMON STOCK
         ------------
Each share of stock is intended to provide the shareholder with a maximum free use of the resort for 45 days per year. If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

A shareholder is entitled to a pro rata share of any dividends as well as a pro rata share of the assets of the Company in the event of its liquidation or sale. The shares are personal property and do not constitute an interest in real property. The ownership of a share does not entitle the owner to any interest in any particular site or camping period.

NOTE 5 - INCOME TAXES
         ------------
The provision for income taxes is as follows:

                                      December 31,   December 31,
                                          2005           2004
                                      ------------   ------------
Income Tax Provision (Benefit)         $(62,400)      $ (6,000)
                                       =========      =========

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

NOTE 6 - OPERATING LEASES
         ----------------
The Company leases two pieces of property to use as storage lots. One was entered into effective January 1, 2002, for five years. Monthly lease payments are currently $2,605 and are increased annually based on the Consumer Price Index. Effective October 1, 2005 the Company entered into an agreement to lease a storage lot for five years at a rate of $4,800 per month.

The Company also leases an ATM machine for the public's use in the General Store. Lease payments on the ATM machine are $152 per month through May 2006.

                    PISMO COAST VILLAGE, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)
    AS OF DECEMBER 31, 2005 AND 2004 AND SEPTEMBER 30, 2005
                              PAGE 4


NOTE 6 - OPERATING LEASES (Continued)
         ----------------
Future minimum lease payments under the two property leases and the obligation to lease equipment are as follows:

              Year Ended December 31,
              -----------------------
                        2006                      $ 89,008
                        2007                        57,600
                        2008                        57,600
                        2009                        57,600
                        2010                        43,200
                                                  --------
                                                  $305,008
                                                  ========

Rent expense under these agreements was $22,230 and $18,322 for the three-month period ended December 31, 2005 and 2004, respectively.

NOTE 7 - EMPLOYEE RETIREMENT PLANS
         -------------------------
The Company converted its 401(k) profit sharing pension plan to a 401(k) safe harbor plan effective October 1, 2005. Under this plan employees working more than 1,000 hours annually are eligible for participation in the plan after one year of service. The Company matches employee contributions up to 4% of compensation. The profit sharing element of the plan is funded at the annual discretion of the Board of Directors. Employees are fully vested when their participation in the plan begins.

The Company's matching portion of the 401(k)safe harbor plan was $11,363 for the three months ended December 31, 2005. The contribution to the pension plan for the three months ended
December 31, 2004 was $3,614.

NOTE 8 - SUBSEQUENT EVENT
         ----------------
Subsequent to the period ending December 31, 2005, on January 11, 2006, the Company closed escrow on a 6.36 acre property for the purpose of RV storage. The purchase price was $2,100,000, of which $1,500,000 is financed through a local institution. The loan agreement is for 1% over the Prime Rate, maturing in 10 years and amortized over 25 years.