Form 10QSB
period 2006-03-31
PISMO COAST VILLAGE INC
filed 2006-05-15
CIK 216877

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
    ACT

            For the transition period from ____ to ____

                Commission file number #0-8463

                      PISMO COAST VILLAGE, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

         California                          95-2990441
-----------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer
 incorporation or organization)           (Identification No.)

   165 South Dolliver Street, Pismo Beach, California  93449
-----------------------------------------------------------------
             (Address of principal executive offices)

          (Issuer's telephone number)   (805) 773-5649

-----------------------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

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

2.  Balance Sheets

3.  Statement of Operations and Retained Earnings (Deficit)

4.  Statement of Cash Flows

5.  Notes to Financial Statements (Unaudited)

The financial information included in Part 1 of this Form 10-QSB has been reviewed by Brown Armstrong Paulden McCown Starbuck Thornburgh and Keeter Accountancy Corporation, the Company's Certified Public Accountants, and all adjustments and disclosures proposed by said firm have been reflected in the data presented. The information furnished reflects all adjustments, which in the opinion of management are necessary to a fair statement of the results for the interim periods.

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

Income from Resort Operations for the three-month period ended March 31, 2006, decreased $48,692, or 6.8%, below the same period in 2005. Resort Operations Income for the six-months ended March 31, 2006, decreased $30,226, or 2.1%, from the same period ended March 31, 2005. This decrease in the quarter and six-months ending March 31, 2006 is due primarily to a decrease in site revenue as a result of Spring Break. Spring Break is historically a high occupancy period, which has a significant positive impact on all revenue generating activities. In 2006, Spring Break was in the quarter ending June 30, whereas, in 2005, Spring Break was in the quarter ending March 31.

Income from Retail Operations for the three-month period ended March 31, 2006, increased $7,560, or 4.2%, above the same period in 2005. This increase was primarily due to RV Service increasing revenue by $8,832, or 13.2%, over the same period in 2005. The General Store revenue decreased by 1.1% compared to the previous year due to the timing of Spring Break. Income from Retail Operations for the six-month period ending March 31, 2006, increased by $33,433, or 9.1%, over the same period ended March 31, 2005. This increase is a result of occupancy and management's ongoing review of retail product mix, attention to service, and staff training. The Company anticipates moderate growth in both income from resort operations and retail operations through the remainder of Fiscal Year 2006.

Operating expenses for the three-month period ending March 31, 2006, increased $41,368, or 5.6%, above the same period ended March 31, 2005. This increase in expenses primarily reflects increased tree maintenance, labor, utility, and vehicle expense compared to the previous year. For the six-month period ending March 31, 2006, operating expenses increased by $78,440, or 5.5%, above the same period in 2005. This increase reflects labor, advertising, and accounting fees. Due to the age of the Resort, the Company is undertaking maintenance activity which is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, restroom upgrades, utility improvements, landscaping, and building repair.

Cost of Goods Sold expenses for the three-months ended March 31, 2006, are 53.0% compared to 49.2% for the same period in 2005. For the six-months ended March 31, 2006, Cost of Goods Sold expenses were 52.0% compared to 50.8% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three months ended March 31, 2006, is $19,366, compared to $9,015 for the same period in 2005. This expense reflects financing for the purchase of an additional RV storage property which closed escrow January 11, 2006.

Loss before provisions for taxes on income for the three-month period ended March 31, 2006, increased by $76,183, and the loss for the six months ended March 31, 2006, increased by $95,315. The increase in loss is a reflection of this period's increase in operating expenses and decrease in income. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

Upon review of operational expenses, occupancy and competition, the Board of Directors decided to increase all nightly site rental rates effective October 1, 2004. Additionally, due to expenses associated with operations and land value, the Board increased all RV storage rates effective February 1, 2006. Due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs at higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive. It is anticipated the published rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

LIQUIDITY
The Company's plan for capital expenditures of $710,000 in Fiscal Year 2006 has been partially completed and amended. The reconstruction of thirty-nine campsites has been completed as expected. The expansion of the General Store has been postponed and is expected to be completed in Fiscal Year 2007. The construction of an RV storage property, as reported in the previous periodic report, was contingent upon approval of a development permit from the California Coastal Commission. This permit was denied in January 2006, and, therefore, the vacant land purchased in February 2003 is being considered for liquidation.

On January 11, 2006, the Company closed escrow on a 6-acre property already developed as an RV storage facility. The purchase price was $2.1 million and included approximately 110 existing storage customers. Funding for this acquisition was obtained through a local lending institution.

On March 1, 2006, the Company entered a seven-year lease agreement on four acres in Arroyo Grande, California, to be operated as RV storage.

Subsequent to the period ending March 31, 2006, the Company acquired the 2.2 acre property in Oceano formerly rented from Union Pacific Railroad. The transaction was completed on April 6, 2006 for a purchase price of $925,000. This property is permitted and developed as RV storage and operating at full capacity.

The Company's current cash position as of March 31, 2006 is $1,042,380, which is 42.9% less than the same position in 2005. This decrease in cash reflects capital expenditures for property acquisition and improvements, and prepaid income taxes. Rental deposits are 38.1% above the same period in 2005. The present level of cash is being maintained in anticipation for this and next year's large capital expenditures. Management has begun the process of planning and implementing long term renovations to the Resort property, which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles.

Accounts payable and accrued liabilities increased $14,898, or 8.1%, from the same period last year. This reflects the financial activity during this period compared to last year relative to the Company's capital projects. All undisputed payables have been paid in full according to the Company's policy.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS

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


PISMO COAST VILLAGE, INC.


Date:       May 11, 2006

Signature:  JERALD PETTIBONE
            Jerald Pettibone, President


Date:       May 11, 2006

Signature:  JACK WILLIAMS
            Jack Williams, V.P. - Finance/Chief Financial Officer


Date:       May 11, 2006

Signature:  JAY JAMISON
            Jay Jamison, General Manager/
            Chief Operating Officer

               REPORT OF INDEPENDENT REGISTERED
                    PUBLIC ACCOUNTING FIRM
               --------------------------------



To the Board of Directors
Pismo Coast Village Inc.
Pismo Beach California


We have reviewed the accompanying balance sheet of Pismo Coast Village, Inc as of March 31, 2006, and the related statements of operations and retained earnings and cash flows for th three month and six month periods ended March 31, 2006 and September 30, 2005. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                          BROWN ARMSTRONG PAULDEN
                          McCOWN STARBUCK THORNBURGH & KEETER
                          ACCOUNTING CORPORATION


Bakersfield, California
May 12, 2006

                ACCOUNTANTS' REVIEW REPORT
                --------------------------


Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449

We have reviewed the balance sheet of Pismo Coast Village, Inc. as of March 31, 2005, and the related statements of operations and retained earnings and cash flows for the three month and six month periods ended March 31, 2005. These interim financial statements are the responsibility of the Company's management.

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


GLENN, BURDETTE, PHILLIPS & BRYSON

Glenn, Burdette, Phillips & Bryson
Certified Public Accountants
A Professional Corporation
San Luis Obispo, California


May 9, 2005

                     PISMO COAST VILLAGE, INC.
                          BALANCE SHEETS
           MARCH 31, 2006 AND 2005 AND SEPTEMBER 30, 2005
           ----------------------------------------------

                              March 31,  September 30,  March 31,
                                2006         2005         2005
                             (Unaudited)   (Audited)  (Unaudited)
                             ----------- ------------ -----------

   ASSETS
   ------

Current Assets
--------------

Cash and cash equivalents     $ 1,042,380  $1,296,196  $1,826,256
Investment in certificate
 of deposit                       100,818     101,033      98,574
Accounts receivable                15,355      10,322      12,269
Inventory                         133,645     117,555     126,732
Current deferred taxes             53,200      52,400      33,000
Prepaid income taxes              212,277      81,700      73,797
Prepaid expenses                   17,565      49,341      18,430
                              -----------  ----------  ----------
  Total Current Assets          1,575,240   1,708,547   2,189,058

Pismo Coast Village Recreational
 Vehicle Resort and Related Assets -
------------------------------------
 Net of accumulated
  depreciation                  8,920,287   6,734,744   6,859,562

Other Assets                      114,275      31,620      18,961
------------                  -----------  ----------  ----------
 Total Assets                 $10,609,802  $8,474,911  $9,067,581
                              ===========  ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current Liabilities
-------------------
Accounts payable and
 accrued liabilities          $   198,402  $  104,379  $  183,504
Accrued salaries & vacation        51,424     137,979      40,470
Rental deposits                 1,212,294     533,320   1,067,563
Income taxes payable                  -           -           -
Current portion of
 long-term debt                 1,500,000         -         7,461
                               ----------  ----------  ----------
 Total Current Liabilities      2,962,120     775,678   1,298,998
                               ----------  ----------  ----------

Long-Term Liabilities
---------------------
Long-term deferred taxes          273,600     270,000     253,000
N/P to Santa Lucia Bank               -           -       478,570
                              -----------  ----------  ----------
 Total Long-Term Liabilities      273,600     270,000     731,570
                              -----------  ----------  ----------

Total Liabilities               3,235,720   1,045,678   2,030,568
                              -----------  ----------  ----------

Stockholders' Equity
--------------------
Common stock - no par value,
 issued and outstanding
 1,800 shares                   5,647,708   5,647,708   5,647,708
Retained earnings               1,726,374   1,781,525   1,389,305
                              -----------  ----------  ----------
 Total Stockholders' Equity     7,374,082   7,429,233   7,037,013
                              -----------  ----------  ----------
Total Liabilities and
 Stockholders' Equity         $10,609,802  $8,474,911  $9,067,581
                              ===========  ==========  ==========

See accountants' review report.
The accompanying notes are an integral part of these financial statements.


Page 11


                   PISMO COAST VILLAGE, INC.
         STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           (UNAUDITED)
       THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005
       --------------------------------------------------

                        Three Months            Six Months
                       Ended March 31,        Ended March 31,
                   --------------------  ----------------------
                      2006       2005       2006        2005
                   ---------  ---------  ----------  ----------

Income
------
Resort operations  $ 668,081  $ 716,773  $1,408,295  $1,438,521
Retail operations    186,255    178,695     399,274     365,841
                   ---------  ---------  ----------  ----------
Total Income         854,336    895,468   1,807,569   1,804,362
                   ---------  ---------  ----------  ----------

Cost and Expenses
-----------------
Operating expenses   736,595    695,227   1,489,863   1,411,423
Cost of goods sold    98,735     87,954     207,621     185,947
Depreciation          71,566     99,452     198,011     198,924
                   ---------  ---------  ----------  ----------
Total Cost and
 Expenses            906,896    882,633   1,895,495   1,796,294
                   ---------  ---------  ----------  ----------

Income (Loss) from
 Operations          (52,560)    12,835     (87,926)      8,068
                   ---------  ---------  ----------  ----------

Other Income (Expense)
----------------------
Interest income        2,864      3,301       7,441       5,558
Interest expense     (19,366)    (9,015)    (19,366)    (18,162)
                   ---------  ---------   ---------  ----------

 Total Other
 Income (Expense)    (16,502)    (5,714)    (11,925)    (12,604)
                   ---------  ---------   ---------  ----------

Income (Loss)
 Before Provision
 for Taxes           (69,062)     7,121     (99,851)     (4,536)

Income Tax Expense
 (Benefit)            17,700      4,000     (44,700)     (2,000)
                   ---------  ---------   ---------  ----------

Net Income (Loss)    (86,762)     3,121     (55,151)     (2,536)

Retained Earnings-
Beginning of Period                       1,781,525   1,391,841
                                         ----------  ----------
Retained Earnings-
End of Period                            $1,726,374  $1,389,305
                                         ==========  ==========

Net Income (Loss)
 Per Share         $  (48.20) $    1.73  $   (30.64) $    (1.41)
                   =========  =========  ==========  ==========

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                       PISMO COAST VILLAGE, INC.
                  STATEMENTS OF CASH FLOWS (UNAUDITED)
                SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                ----------------------------------------

                                       2006                      2005
                             -----------------------   -----------------------

Cash Flows From Operating Activities
------------------------------------
Net income (loss)                         $  (55,151)             $   (2,536)
Adjustments to reconcile
 net income (loss) to net
 cash provided by
 operating activities:
Depreciation                 $  198,011                $ 198,924
(Increase) decrease in
 accounts receivable             (5,033)                  (1,791)
(Increase) decrease
 in inventory                   (16,090)                 (29,652)
(Increase) decrease in
deferred tax asset                 (800)                  11,600
(Increase) decrease in prepaid
 income taxes                  (130,577)                 (73,797)
(Increase) decrease in
 other assets                   (82,655)                     -
Decrease in prepaid expenses     31,776                   35,602
Increase in accounts payable &
 accrued expenses                94,024                  109,814
Decrease in accrued salaries
 & vacation                     (86,555)                 (70,321)
Increase rental deposits        678,974                  491,466
Decrease in income taxes payable    -                    (37,400)
Increase (decrease) in
 long-term deferred taxes         3,600                  (25,200)
                             ----------                ----------
Total Adjustments                            684,675                 609,245
                                          ----------              ----------

Net Cash Provided by
 Operating Activities                        629,524                 606,709

Cash Flows From Investing Activities
------------------------------------
Decrease in investment in
 certificate of deposit             215                      347
Capital expenditures         (2,383,555)                (308,351)
                            -----------                ----------
Net Cash Used in Investing Activities     (2,383,340)              (308,004)

Cash Flows From Financing Activities
------------------------------------
Proceeds from (repayment
 of) long-term debt           1,500,000                   (3,873)
                             ----------                ----------

Net Increase (Decrease) in Cash &
 Cash Equivalents                           (253,816)                294,832

Cash and Cash Equivalents -
 Beginning Period                          1,296,196               1,531,424
                                          ----------              ----------

Cash and Cash Equivalents -
 End of Period                            $1,042,380              $1,826,256
                                          ==========              ==========

Supplemental Disclosure of
 Cash Flow Information
---------------------------
Cash paid for income tax                  $   63,077              $      -
Cash paid for interest                    $   19,366              $   18,162


See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                  PISMO COAST VILLAGE, INC.
                NOTES TO FINANCIAL STATEMENTS
             MARCH 31, 2006 AND 2005 (UNAUDITED)
               AND SEPTEMBER 30, 2005 (AUDITED)
             -----------------------------------


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

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

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid investments, including certificates of deposit with maturities of three months or less when purchased, to be cash equivalents.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risk
----------------------------
At March 31, 2006, the Company had cash deposits in excess of the $100,000 federally insured limit with the Santa Lucia Bank of $816,069. Santa Lucia Bank however has entered into a "contract for deposit of moneys" for $1,500,000 with the Company. The contract states that Santa Lucia Bank will keep as security for the Company's deposits up to $1,500,000 in U.S. Treasury securities with City National Bank of Beverly Hills. The Company receives statements monthly from City National Bank indicating the funds held in trust.

At March 31, 2006, the Company had cash deposits in excess of the $1,000,000 federally insured limit with Los Padres Bank of $1,272.

                  PISMO COAST VILLAGE, INC.
                 NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)
         MARCH 31, 2006 AND 2005 AND SEPTEMBER 30, 2005
                              PAGE 2
         ----------------------------------------------


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
          ----------------------------------------------

Revenue and Cost Recognition
----------------------------
The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

Advertising
-----------
The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $17,750 and $13,258 for the six months ended March 31, 2006 and 2005, respectively.

Reclassifications
-----------------
Certain reclassifications have been made to prior year balances to conform to current year presentation.

Note 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED
         ASSETS
         -----------------------------------------------------------

At March 31, 2006, September 30, 2005 and March 31, 2005, property and equipment included the following:

                                 March 31,  September 30,   March 31,
                                   2006          2005         2005
                                ----------  -------------  ----------

Land                            $5,869,685   $3,860,629    $3,860,629
Building and Resort
 Improvements                    7,740,770    7,740,770     7,424,407
Furniture, Fixtures, Equipment
 and Leasehold Improvements        567,543      563,140       546,283
Transportation Equipment           391,111      391,111       391,111
Construction in Progress           434,476       79,380       334,431
Loan Fees                           15,000          -             -
                                ----------   ----------    ----------

                                15,018,585   12,635,030    12,556,861
Less: Accumulated Depreciation  (6,098,298)  (5,900,286)   (5,697,299)
                               -----------  -----------   -----------

                                $8,920,287   $6,734,744    $6,859,562
                               ===========  ===========   ===========

                   PISMO COAST VILLAGE, INC.
                 NOTES TO FINANCIAL STATEMENTS
                          (UNAUDITED)
        MARCH 31, 2006 AND 2005 AND SEPTEMBER 30, 2005
                            PAGE 3
        ----------------------------------------------

Note 3 - LINE OF CREDIT
         --------------
The Company renewed its revolving line of credit for $500,000, expiring March 2007. The interest rate is variable at 1.0 percent over West Coast Prime, with an initial rate of 6.5 percent and an interest rate of 8.75 percent at March 31, 2006. The purpose of the loan is to augment operating cash needs in off-season months. There was no outstanding amount for the line of credit at March 31, 2006 and at March 31, 2005.

Note 4 - NOTE PAYABLE
         ------------
The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006. As of March 31, 2006, the loan carried a variable interest rate based on the West Coast Prime index plus 1% with a minimum rate of 8.5 % and a maximum rate of 11%. The payments are $9,873 per month interest only. The interest rate at March 31, 2006 was 8.75%.

Principal payments of the note payable are as follows:
      Year Ending March 31,
      ---------------------
                2006                   $1,500,000
                2007                          -
                2008                          -
                2009                          -
                2010                          -
             Thereafter                       -
                                       ----------
                                       $1,500,000
                                       ==========

Note 5 - COMMON STOCK
         ------------
Each share of stock is intended to provide the shareholder with free use of the resort for a maximum of 45 days per year. If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

A shareholder is entitled to a pro rata share of any dividends as well as a pro rata share of the assets of the Company in the event of its liquidation or sale. The shares are personal property and do not constitute an interest in real property. The ownership of a share does not entitle the owner to any interest in any particular site or camping period.

                   PISMO COAST VILLAGE, INC.
                NOTES TO FINANCIAL STATEMENTS
                         (UNAUDITED)
        MARCH 31, 2006 AND 2005 AND SEPTEMBER 30, 2005
                            PAGE 4
        ----------------------------------------------

Note 6 - INCOME TAXES
         ------------

The provision for income taxes is as follows:

                                    March 31,       March 31,
                                      2006            2005
                                    ---------       --------
Income Tax Provision (Benefit)      $(44,700)       ($2,000)
                                    =========       ========

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

Note 7 - OPERATING LEASES
         ----------------
The Company leases two pieces of property to use as storage lots. One is leased under a seven year agreement made effective on March 1, 2006 providing for two months of free rent, the next four months at $3,600, with the remaining payments to be made at $4,500 per month to be increased annually beginning March 1, 2007 based on the Consumer Price Index.

The second lot is located in Oceano and is leased at $2,605 per month, with the lease expiring December 31, 2006. The lease is expected to be renewed at that time.

The Company also leases an ATM machine for the public's use in the General Store. Lease payments on the ATM machine are $152 per month through May 2006.

                    PISMO COAST VILLAGE, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)
         MARCH 31, 2006 AND 2005 AND SEPTEMBER 30, 2005
                             PAGE 5
         ----------------------------------------------

Note 7 - OPERATING LEASES (Continued)
         ----------------
Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

         Year Ended March 31,
         --------------------
                  2007                   $ 71,089
                  2008                     54,000
                  2009                     54,000
                  2010                     54,000
                  2011                     54,000
                  2012                     54,000
                  2013                     49,500
                                         --------
                                         $390,589
                                         ========

Rent expense under these agreements was $46,351 and $36,501 for the six months ended March 31, 2006 and 2005,respectively.

Note 8 - EMPLOYEE RETIREMENT PLANS
         -------------------------
The Company converted its 401(k) profit sharing plan to a 401(k) safe harbor plan effective October 1, 2005. Under this plan employees working more than 1,000 hours annually are eligible for participation in the plan after one year of service. The Company matches employee contributions up to 4% of compensation. The profit sharing element of the plan is funded at the annual discretion of the Board of Directors. Employees are fully vested when their participation in the plan begins.

The Company's matching portion of the 401(k) safe harbor plan was $19,378 for the six months ended March 31, 2006. The contribution to the pension plan for the six months ended March 31, 2005 was $6,480.

Note 9 - SUBSEQUENT EVENT
         ----------------
Subsequent to the quarter ended March 31, 2006, the Company refinanced its $1,500,000 note payable and consolidated it with a note for the purchase of another storage lot in Oceano. The total loan currently outstanding is $2,322,827 and was financed over a period of ten years at a variable interest rate currently at 8.75%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000.