Form 10QSB
period 2006-06-30
PISMO COAST VILLAGE INC
filed 2006-08-14
CIK 216877

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _____ to _____

                          Commission file number #0-8463

                            PISMO COAST VILLAGE, INC.
      ________________________________________________________________
     (Exact name of small business issuer as specified in its charter)

               California                        95-2990441
      ________________________________________________________________
        (State or other jurisdiction of             (IRS Employer
       incorporation or organization)            Identification No.)

          165 South Dolliver Street, Pismo Beach, California  93449
      ________________________________________________________________
                   (Address of principal executive offices)

                (Issuer's telephone number)   (805) 773-5649

      ________________________________________________________________
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

Income from Resort Operations for the three-month period ended June 30, 2006, increased $215,465, or 22.2%, above the same period in 2005. Resort Income for the nine months ended June 30, 2006, increased $185,239, or 7.6%, from the same period ended June 30, 2005. This increase in the quarter ending June 30, 2006, is due primarily to an 8.1% increase in paid occupancy and a 24.6% increase in RV storage revenue. This increase in occupancy was a result of Spring Break falling entirely in this quarter where in 2005 it was in the previous quarter. The increase in RV storage revenue is a result of the Company acquiring additional property and increasing storage inventory and a monthly rate increase. The increase in Resort Operations Income for the nine-month period is a result of a 3.2% paid site occupancy increase. RV storage revenue increased 8.8% due to a rate increase and an increase in storage inventory. Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from Retail Operations for the three-month period ended June 30, 2006, increased $23,526, or 8.4%, above the same period in 2005, of which the General Store contributed by increasing revenues 8.6%, or $16,584. Income from Retail Operations for the nine month period ending June 30, 2006, increased by $56,959, or 8.8%, over the same period ended June 30, 2005. This increase is a result of the timing of Spring Break, favorable weather, management's ongoing review of retail product mix, attention to service, and staff training. The Company anticipates moderate growth in both income from resort operations and retail operations through the remainder of Fiscal Year 2006.

Operating Expenses for the quarter ended June 30, 2006, increased $74,920, or 10.5%, from the same period in 2005. This increase in expense is a result of labor and associated expenses, accounting, advertising, and RV storage lot maintenance. Operating Expenses for the nine-month period ended June 30, 2006, increased $153,360, or 7.2%, from the same period in 2005. Previously mentioned expenses affecting the quarter remain consistent with year-to-date 2006.

Cost of Goods Sold for 2006 are within projected levels at 43.4% for the quarter and 48.3% year-to-date. Cost of Goods Sold for 2005 were 48.0% and 49.4% respectively.

Interest Expense for the three-month and nine-month periods ended June 30, 2006, is $44,082 and $63,448 respectively, compared to $9,176 and $27,338 the previous year. This expense reflects the financing due to acquiring new RV storage properties which closed escrow January 11, 2006 and April 6, 2006.

Net Income for the quarter ending June 30, 2006, increased by $97,947, or 61.2%, compared with the same period ending June 30, 2005. Net income for the nine months ending June 30, 2006, increased by $45,332, or 28.7%, compared with the same period ending June 30, 2005. This increase in Net Income is a result of rate increases and corresponding revenue, and management's effort to control expenses. The last quarter of 2006 is expected to provide adequate resources for continuing business and provide for planned capital expenditures.

Due to the success of the Company's RV storage program, and the fact that the storage lots have operated at full capacity, the Board of Directors elected to purchase additional property. On January 11, 2006, the Company closed escrow on a 6-acre property already developed as an RV storage facility. The purchase price was $2.1 million and included approximately 80 existing storage customers. On April 6, 2006, the Company purchased a 2.2 acre property the Company had been renting and using as RV storage. The purchase price for this property was $925,000. Funding for these acquisitions was obtained through a local lending institution. The Company understands the demand for RV storage and feels offering RV storage compliments the primary business of renting campsites.

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

LIQUIDITY
The Company's plan for capital expenditures of $710,000 in Fiscal Year 2006 has been partially completed and amended. The reconstruction of thirty-nine campsites was completed as expected. The expansion of the General Store has been postponed and is expected to be completed in Fiscal Year 2007. The construction of an RV storage property, as reported previously, was contingent upon approval from the California Coastal Commission. The Commission's approval was denied in January 2006, and, therefore, the property is being considered for liquidation.

The Company's current cash position as of June 30, 2006 is $1,288,634, which is 41.0% less than the previous year. This decrease in cash reflects the investment in capital resort improvements and the purchase of RV storage properties. The present level of cash is being maintained in anticipation of next year's large capital expenditures.

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

Accounts Payable and accrued liabilities increased $23,337 to an amount of $174,504 for June 30, 2006, compared to the same period ending 2005. This increase was primarily due to increased inventory and timing of payment of monthly liabilities. All undisputed payables have been paid in full according to the Company's policy.

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

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

ITEM 5. OTHER INFORMATION

        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON THE 8-K

       (a)  Exhibit Index:

                                                           Sequential
        Exhibit Number     Item Description                Page Number
        --------------     ---------------------------     -----------
              27           Financial Data Schedule
              99           Accountant's Review Report

                                   SIGNATURES
                                   __________

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.


Date:       August 10, 2006

Signature:  JERALD PETTIBONE
            Jerald Pettibone, President


Date:       August 11, 2006

Signature:  JACK WILLIAMS
            Jack Williams, V.P. Finance/Chief Financial Officer


Date:       August 11, 2006

Signature:  JAY JAMISON
            Jay Jamison, General Manager/Chief Operating Officer/
            Assistant Corporate Secretary

                      REPORT OF INDEPENDENT REGISTERED
                           PUBLIC ACCOUNTING FIRM




To the Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California


We have reviewed the accompanying balance sheet of Pismo Coast Village, Inc. as of June 30, 2006 and 2005, and the related statements of operations and retained earnings and cash flows for the three month and nine month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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


STEVEN R. STARBUCK

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION


Bakersfield, California
August 11, 2006

                           PISMO COAST VILLAGE, INC.
                                BALANCE SHEETS
                JUNE 30, 2006 AND 2005 AND SEPTEMBER 30, 2005
                ---------------------------------------------
                                      June 30,     September 30,     June 30,
                                        2006           2005            2005
                                     (Unaudited)     (Audited)     (Unaudited)
                                     -----------   -------------   -----------
               ASSETS
               ------

Current Assets
--------------
Cash and cash equivalents            $ 1,187,019    $ 1,296,196    $ 2,084,413
Investment in certificate of deposit     101,615        101,033         99,017
Accounts receivable                       10,759         10,322         13,272
Inventory                                137,371        117,555        137,348
Current deferred taxes                    50,400         52,400         46,600
Prepaid income taxes                      80,717         81,700        133,510
Prepaid expenses                          13,302         49,341            500
                                     -----------    -----------     ----------
Total current assets                   1,581,183      1,708,547      2,514,660

Pismo Coast Village Recreational
Vehicle Resort and Related Assets -
-----------------------------------
Net of accumulated depreciation        9,893,486      6,734,744      6,799,602

Other Assets                              14,275         31,620         22,457
------------                         -----------    -----------    -----------

  Total Assets                       $11,488,944    $ 8,474,911    $ 9,336,719
                                     ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
-------------------
Accounts payable and
 accrued expenses                    $   174,504    $   104,379    $   151,167
Accrued salaries and vacation             45,868        137,979         41,193
Rental deposits                        1,055,466        533,320      1,046,035
Income taxes payable                                                   129,303
Current portion of long-term debt         27,548                         5,625
                                     -----------    -----------    -----------
Total current liabilities              1,303,386        775,678      1,373,323

Long-Term Liabilities
Long-term deferred taxes                 260,900        270,000        287,800
Note payable                           2,292,616                       478,570
                                     -----------    -----------    -----------
Total liabilities                      3,856,902      1,045,678      2,139,693
                                     -----------    -----------    -----------

Stockholders' Equity
--------------------
Common stock - no par value,
 issued and outstanding
 1,800 shares                          5,647,708      5,647,708      5,647,708
Retained earnings                      1,984,334      1,781,525      1,549,318
                                     -----------    -----------    -----------
Total stockholders' equity             7,632,042      7,429,233      7,197,026
                                     -----------    -----------    -----------

Total Liabilities and
 Stockholders' Equity                $11,488,944    $ 8,474,911    $ 9,336,719
                                     ===========    ===========    ===========

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                           PISMO COAST VILLAGE, INC.
                STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                 (UNAUDITED)
              THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005
              --------------------------------------------------

                                    Three Months            Nine Months
                                   Ended June 30,          Ended June 30,
                                   --------------          --------------
                                  2006        2005        2006        2005
                               ----------  ----------  ----------  ----------
Income
------
Resort operations              $1,185,874  $  970,409  $2,594,169  $2,408,930
Retail operations                 302,940     279,414     702,214     645,255
                               ----------  ----------  ----------  ----------
 Total income                   1,488,814   1,249,823   3,296,383   3,054,185
                               ----------  ----------  ----------  ----------

Cost and Expenses
-----------------

Operating expenses                787,726     712,806   2,277,589   2,124,229
Cost of goods sold                131,502     134,286     339,123     320,233
Depreciation                       62,173     101,618     260,184     300,542
                               ----------  ----------  ----------  ----------
 Total cost and expenses          981,401     948,710   2,876,896   2,745,004
                               ----------  ----------  ----------  ----------

Income (loss) from operations     507,413     301,113     419,487     309,181
                               ----------  ----------  ----------  ----------

Other Income (Expense)
----------------------
Interest and dividend income        3,329       3,376      10,770       8,934
Interest expense                  (44,082)     (9,176)    (63,448)    (27,338)
                               ----------  ----------  ----------  ----------
 Total other income (expense)     (40,753)     (5,800)    (52,678)    (18,404)
                               ----------  ----------  ----------  ----------

Income (loss) Before
 Provision for Income Tax         466,660     295,313     366,809     290,777

Income Tax Expense (Benefit)      208,700     135,300     164,000     133,300
                               ----------  ----------  ----------  ----------

Net Income (loss)              $  257,960  $  160,013     202,809     157,477
                               ==========  ==========

Retained Earnings
-----------------

Beginning of period                                     1,781,525   1,391,841
                                                       ----------  ----------

End of period                                          $1,984,334  $1,549,318
                                                       ==========  ==========

Net Income (loss) Per Share    $   143.31  $    88.90  $   112.67  $    87.49
                               ==========  ==========  ==========  ==========

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                            PISMO COAST VILLAGE, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                    NINE MONTHS ENDED JUNE 30, 2006 AND 2005
                    ----------------------------------------

                                       2006                     2005
                              -----------------------  ----------------------
Cash Flows From Operating Activities
------------------------------------
Net Income                                 $  202,809              $  157,477
Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
  Depreciation                $   260,184              $  300,542
  (Increase) decrease in
   accounts receivable               (437)                 (2,794)
  Increase in inventory           (19,816)                (40,268)
  (Increase) decrease in current
   deferred taxes                   2,000                  (2,000)
  (Increase) decrease in prepaid
   income taxes                       983                (133,510)
  Decrease in prepaid expenses     36,039                  53,532
  (Increase) decrease in
   other assets                    17,345                  (3,496)
  Increase in accounts payable
   and accrued expenses            70,126                  77,477
  Decrease in accrued salaries
   and vacation                   (92,111)                (69,598)
  Increase in rental deposits     522,146                 469,938
  Decrease in income
   taxes payable                                           91,903
  Increase (decrease) in
   deferred taxes                  (9,100)                  9,600
                              -----------              ----------
    Total adjustments                         787,359                 751,326
                                           ----------              ----------
    Net cash provided by
     operating activities                     990,168                 908,803

Cash Flows From Investing Activities
------------------------------------
Capital expenditures           (3,418,927)               (350,005)
Decrease in investment in
 certificate of deposit              (582)                    (96)
                              -----------              ----------
    Net cash used in investing
     activities                            (3,419,509)               (350,101)

Cash Flows From Financing Activities
------------------------------------
Proceeds from notes payable     2,325,000
Payments on note payable           (4,836)                 (5,713)
                              -----------              ----------
    Net cash used in investing
     activities                             2,320,164                  (5,713)
                                           ----------              ----------

    Net increase in cash and cash
     equivalents                             (109,177)                552,989

Cash and Cash Equivalents - Beginning
 of Period                                  1,296,196               1,531,424
-------------------------------------      ----------              ----------

Cash and Cash Equivalents - End of Period  $1,187,019              $2,084,413
----------------------------------------- ===========              ==========

Schedule of Payments of Interest and Taxes
------------------------------------------
Payments for interest                      $   63,448              $   27,338
Payments for income tax                    $   87,040              $  122,307

See accountants' review report.
The accompanying notes are an integral part of these financial statements.

                           PISMO COAST VILLAGE, INC.
                         NOTES TO FINANCIAL STATEMENTS
    JUNE 30, 2006 AND 2005 (UNAUDITED) AND SEPTEMBER 30, 2005 (AUDITED)
    -------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Nature of Business
------------------
Pismo Coast Village, Inc. (the Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

Nature of Presentation
----------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of Management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 2006 and December 31, 2005, the results of operations for the three month and nine month periods ended June 30, 2006 and 2005, and cash flows for the nine month periods ended June 30, 2006 and 2005.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto as well as other information included in the Company's annual report on Form 10-KSB for the year ended September 31, 2005. The results of operations for the three month and nine month periods ended June 30, 2006 and 2005 may not necessarily be indicative of the operating results for the full year.

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

Earnings Per Share
-------------------------
The earnings per share reported on the financial statements are based on the 1,800 shares issued and outstanding. The Financial statements report only basic earnings per share, as there are no potentially dillutive securities outstanding.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2006 AND 2005 AND SEPTEMBER 30, 2005
PAGE 2
----------------------------------------------

Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

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

Concentration of Credit Risk
----------------------------
At June 30, 2006, the Company had cash deposits in excess of the $100,000 federally insured limit with Santa Lucia Bank of $1,005,499. Santa Lucia Bank however has entered into a "contract for deposit of moneys" for $1,500,000 with the Company. The contract states that Santa Lucia Bank will keep as security for the Company's deposits up to $1,500,000 in U.S. Treasury securities with City National Bank of Beverly Hills. The Company receives statements monthly from City National Bank indicating the funds held in trust.

At June 30, 2006, the Company had cash deposits in excess of the $100,000 federally insured limit with Los Padres Bank of $2,168.

Revenue and Cost Recognition
----------------------------
The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

Advertising
-----------
The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $36,735 and $21,935 for the nine months ended June 30, 2006 and 2005, respectively.

Reclassifications
-----------------
Certain reclassifications have been made to prior year balances to conform to current year presentation.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2006 AND 2005 AND SEPTEMBER 30, 2005
PAGE 3
----------------------------------------------

Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

New Accounting Standard
-----------------------
On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. FIN 48 clarifies SFAS No. 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity's financial statements. Under the guidelines of the Interpretation, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term "more likely than not" means "a likelihood of more than 50 percent." In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which the Interpretation is adopted. The Company plans to adopt the new interpretation in 2007. The Company has not yet reviewed FIN 48 to determine the potential impact on the financial statements. The Company will evaluate the impact and disclose any material effect, if any, prior to the effective date of implementation

Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets
---------------------------------------------------------------------------

At June 30, 2006, September 30, 2005, and June 30, 2005, property and equipment included the following:

                                       June 30,    September 30     June 30,
                                         2006          2005           2005
                                     -----------   ------------   -----------

Land                                 $ 6,894,685    $ 3,860,629   $ 3,860,629
Building and resort improvements       8,088,884      7,740,770     7,750,886
Furniture, fixtures, equipment
 and leasehold improvements              570,066        563,140       551,699
Transportation equipment                 413,511        391,111       391,111
Construction in progress                  71,815         79,380        44,190
Loan Fees                                 15,000           -             -
                                     -----------    -----------   -----------
                                      16,053,961     12,635,030    12,598,515
Less: accumulated depreciation        (6,160,475)    (5,900,286)   (5,798,913)
                                     -----------    -----------   ------------

                                     $ 9,893,486    $ 6,734,744   $ 6,799,602
                                     ===========    ===========   ===========

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2006 AND 2005 AND SEPTEMBER 30, 2005
PAGE 4
---------------------------------------------

Note 3 - Line of Credit
-----------------------
The Company renewed its revolving line of credit for $500,000, expiring March 2007. The interest rate is variable at one percent over West Coast Prime, with an initial rate of 6.5 percent and an interest rate of 9.25 percent at June 30, 2006. The purpose of the loan is to augment operating cash needs in off-season months. There was no outstanding amount for the line of credit at June 30, 2006 and at June 30, 2005.

Note 4 - Note Payable
---------------------
The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated it with a note for the purchase of another storage lot in Oceano. The total loan currently outstanding is $2,320,164 and was financed over a period of ten years at a variable interest rate currently at 9.25%.
The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $20,016 per month interest and principle.

Principal payments of the note payable are as follows:

               Year Ending June 30,
               --------------------
                       2007                $   27,548
                       2008                    30,058
                       2009                    32,796
                       2010                    35,784
                       2011                    39,043
                    Thereafter              2,154,935
                                          -----------
                                          $ 2,320,164
                                          ===========

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2006 AND 2005 AND SEPTEMBER 30, 2005
PAGE 5
---------------------------------------------

Note 6 - Income Taxes
---------------------
The provision for income taxes is as follows:

                                   June 30, 2006   June 30, 2005
                                   -------------   -------------
   Income tax expense (benefit)      $164,000         $133,300
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

The second lot is located in Oceano and is leased at $2,840 per month, with the lease expiring December 31, 2006. The lease is expected to be renewed at that time.

Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

              12 Months Ended June 30,
              ------------------------
                         2007                  $ 71,040
                         2008                    54,000
                         2009                    54,000
                         2010                    54,000
                         2011                    54,000
                      Thereafter                108,000
                                               --------
                                               $395,040
                                               ========

Rent expense under these agreements was $65,649 and $54,794 for the nine months ended June 30, 2006 and 2005, respectively.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2006 AND 2005 AND SEPTEMBER 30, 2005
PAGE 6
---------------------------------------------

Note 8 - Employee Retirement Plans
----------------------------------
The Company converted its 401(k) profit sharing plan to a 401(k) safe harbor plan effective October 1, 2005. Under this plan employees working more than 1,000 hours annually are eligible for participation in the plan after one year of service. The Company matches employee contributions up to 4% of compensation. The profit sharing element of the plan is funded at the annual discretion of the Board of Directors. Employees are fully vested when their participation in the plan begins.

The Company's matching portion of the 401(k) safe harbor plan was $27,671 for the nine months ended June 30, 2006. The contribution to the pension plan for the nine months ended June 30, 2005 was $9,628.