Form 10KSB
period 2006-09-30
PISMO COAST VILLAGE INC
filed 2006-12-22
CIK 216877

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-KSB
                          -----------

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Fiscal Year ended September 30, 2006
                              ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________ to _________

                Commission file number 0-8463
                                       ------

                   PISMO COAST VILLAGE, INC.
        ---------------------------------------------
       (Name of small business issuer in its charter)

          California                       95-2990441
---------------------------------     ---------------------
(State or other jurisdiction          (IRS Employer ID No.)
of incorporation or organization)

       165 South Dolliver Street, Pismo Beach, CA    93449
       ---------------------------------------------------
      (Address of Principal Executive Offices)   (Zip Code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. NO DISCLOSURE [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). YES [ ]  NO [X]

State issuer's revenues for its most recent fiscal year.
$4,986,107.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter. $56,512,000

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
YEARS)

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

          (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
1,800

             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2007 Definitive Proxy
Statement for the Annual Meeting of Shareholders to be held
January 20, 2007 are incorporated by reference into Part III.


Transitional Small Business Disclosure Format
(Check one): YES [ ]  NO [X]

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

PUBLIC AND SHAREHOLDER USERS
The present policy of the Company is to offer each shareholder the opportunity for 45 days of free use of sites at the Resort, 25 days may be used during prime time and 20 days during non-prime time. The free use of sites by shareholders is managed by designating the nights of the year as prime time and non-prime time. A prime time night is one that is most in demand, for example, Memorial Day Weekend and the period from mid-June until Labor Day. Non-prime time is that time with the least demand. Each shareholder is furnished annually a calendar that designates the prime and non-prime time days; it also provides a schedule of when reservations can be made and the procedure for making reservations. Shareholder's free use of sites average approximately 21% to 23% annually (refer to Item 6. Result of Operations MD&A, page 9).

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

COMPETITION
The Company is in competition with nine other RV parks located within a five- mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities which include 31 Channels of Satellite TV, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service which includes RV storage and RV repair and service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In Fiscal Year 2004, Pismo Coast Village, Inc. was awarded the designation of RV Park of the Year, Mega Park Category 2004, by the California Travel Parks Association (CTPA). In November 1999, Pismo Coast Village, Inc. was awarded the designation of RV Park of the Year, Large Park Category 1999, by the National Association of RV Parks and Campgrounds (ARVC) which has a membership of more than 3,600 properties. These factors allow the Resort to price its site rental fees above most of its competition based on perceived value received.

Competition for the tourist market is keen between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's Internet web page to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $49,203 for Fiscal Year 2006 which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

EMPLOYEES
As of September 30, 2006, the Company employed approximately 53 people with 24 of these on a part-time basis and 29 on a full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 50 employees to 64 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION
The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing operational expenses and conducting a local comparative rate study, the Board voted to increase RV storage rates effective April 1, 2006. The new storage rate increased the monthly base rate $6, or 15.7%, per unit. The Board also elected to increase the summer prime time site rental rate from $47 to $49 per night effective October 1, 2006. It is anticipated the proposed rates will continue to market site usage at is highest value and not negatively impact the Company's ability to capture an optimum market share.

c. REPORTS TO SECURITY HOLDERS
Pismo Coast Village files quarterly reports, an annual report, and periodic reports, providing the public with current information about the Company and its operations with the Securities and Exchange Commission. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

On December 31, 1998, the Company closed escrow on a parcel of property to be developed as an additional RV storage facility. The 5.5 acre property is located in Oceano adjacent to existing Company RV storage. On October 14, 1999, construction was completed and the Company received County approval to occupy the premises. The property was purchased for $495,000, of which $395,000 was financed and paid in full in July 2000. Development cost amounted to $195,723 and was allocated from operational cash flow. Storage capacity for this property is approximately 341 units and is currently full. The property is in good condition and being held as collateral for the note on the properties purchased in 2006.

On February 28, 2003, the Company closed escrow on a parcel of property to be developed as an additional RV storage facility. The 4.7 acre property is located in Oceano and was purchased for $650,000, of which $500,000 was financed. The note on this property was paid off in September 2005. The construction permit granted by the County of San Luis Obispo was contingent upon permit approval by the California Coastal Commission. In January 2006, the Commission denied the permit based on wetland conditions. The property is currently in the process of liquidation.

Due to the continued demand for RV storage and the denial of the aforementioned permit, the Board of Directors elected to purchase additional property. On January 11, 2006, the Company closed escrow on a six-acre property already developed as an RV storage facility. The purchase price was $2.1 million and included approximately 80 existing storage customers. This property had been permitted and developed the previous year, and is considered in good condition with a capacity of approximately 378 units.

On April 6, 2006, the Company purchased the 2.2 acre property in Oceano it previously rented from Union Pacific Railroad for RV storage. The purchase price was $925,000 and the condition is considered good. The lot is operating at full capacity with 190 units.

Funding for these acquisitions was obtained through a local lending institution with a balance owed as of September 30, 2006 of $2,163,973.

There is no deferred maintenance on any of the Resort's facilities. The Company's facilities are in good condition and adequate to meet the needs of the shareholder users as well as the public users. The Company continues to develop sufficient revenue from general public sites sales to support a continued positive maintenance program and to meet the demands of shareholders use of free sites.

Management considers the Company's insurance policies offer adequate coverage for risk and liability exposure.

The Resort, RV Repair Shop and Parts Store, five storage facilities, and the undeveloped property being liquidated, constitute substantially all the Company's property, and are owned in fee. Three storage lots are leased by the Company pursuant to the herein below described leases.

1. TRAILER STORAGE YARDS
In 1986 the Company leased a parcel of land 100 feet wide by 960 feet long from the Union Pacific Railroad Corporation. The property is being used by the Company as a storage facility for recreational vehicles. Capital improvements in the amount of $40,000 were made to this property, which provides storage for approximately 160 units. On July 29, 2005, Union Pacific Railroad Corporation sold the property to the Weyrick Family Trust who, after entering into a five-year lease, agreed to sell the property to the Company for $925,000. This transaction was completed on April 6, 2006.

Associated with the previously mentioned property, and included within the fenced storage perimeter, is the lease of a ten foot by 960 foot section belonging to Union Pacific Railroad. This lease also allows for the Company's fence to encroach upon the lessor's property. This annual lease is currently $1,545, with a 3% automatic annual increase.

In 1991 the Company developed a lease for a five-acre RV storage lot at the Oceano Airport clear zone as storage for approximately 350 RVs. This lot was developed to replace a 100-unit storage lot that was closed when the lease was not renewed. Construction was completed in January 1992 and capital improvements in the amount of $330,768 were made to this property of which $300,000 was financed and paid in full during Fiscal 1997. The original lease on the storage lot was for five years and the Company has executed a third five-year option with the County of San Luis Obispo which expires December 31, 2006. In response to the Company's request for another five-year extension, the County has answered that until the Oceano Airport Master Plan is updated, after January 1, 2007, the lease will become a month-to month holdover.

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 per month for the second year and continuing years are tied to the "CPI" index. During Fiscal Year 2006, lease payments were made in the amount of $33,046, Fiscal Year 2007 rent payments have not been established and may be impacted by the recently approved flood district assessment.

In March of 2006 the Company entered into a seven-year lease with Vawter Investments, LP, owners of four acres the Company will utilize for RV storage. The Company developed the property and received concessions through limited free and discounted rent. The property was occupied for storage in June 2006 and is expected to store approximately 240 units.

Lease payments are currently $4,500 per month and will escalate
March 1st of each year by the Consumer Price Index (CPI). During
Fiscal Year 2006, lease payments were made in the amount of $18,900.

The Resort leases out areas to other companies to insure that the best service and equipment are available for guest use. These areas are leased from the Company pursuant to the herein below described leases.

1. RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC. This agreement is dated November 1, 2006, and pursuant to this agreement, the Company granted Coin Amusements, Inc. the concession to operate various coin-operated game units at the Resort. The one year term expires on October 31, 2007, and continued renewal is expected without significant impact.

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

3. PISMO COAST INVESTMENTS
The Company has renewed a lease agreement with Ms. Jeanne Sousa, a California Corporations Licensed Broker, for the lease of a 200-square foot building at the Resort from which she conducts sales activities in the Company's stock. The term of the lease is for four years commencing on January 1, 2004 and ending on December 31, 2007. Termination or cancellation may be made by either Lessor or Lessee by giving the other party sixty (60) days written notice.

ITEM 3. LEGAL PROCEEDINGS
No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Paragraph inapplicable.

                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. MARKET INFORMATION
There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company shares as Pismo Coast Investments. The last transaction the Company is aware of occurred on September 30, 2006 at a price of $32,000 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

The following table sets forth the high and low closing sales prices, without commissions, as reported by Pismo Coast
Investments for the period October 1, 2004 to September 30, 2006.

Fiscal Year Ended September 30, 2005
------------------------------------
                                            High       Low
                                          -------    -------
First Quarter                             $25,000    $22,000
Second Quarter                            $25,000    $25,000
Third Quarter                             $26,000    $25,000
Fourth Quarter                            $27,000    $26,000

Fiscal Year Ended September 30, 2006
------------------------------------
                                            High       Low
                                          -------    -------
First Quarter                             $27,000    $27,000
Second Quarter                            $28,500    $28,000
Third Quarter                             $30,000    $28,500
Fourth Quarter                            $32,000    $30,000

b. HOLDERS
The approximate number of holders of the Company's common stock on September 30, 2006 was 1,539.

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

e. RECENT SALES OF UNREGISTERED SECURITIES: USE OF PROCEEDS FROM
   REGISTERED SECURITIES
The Company does not have sales of unregistered securities.

f. COMPANY PURCHASES OF EQUITY SECURITIES
No purchases have been made by or on behalf of the Company or any "affiliated purchaser" of shares of any class of the Company's equity securities.

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

CURRENT OPERATING PLANS
The Board of Directors continues its previously established policy by adopting a stringent conservative budget for Fiscal Year 2007, which projects a positive cash flow of approximately $994,769 from operations. While the Company projects a positive cash flow, this cannot be assured for Fiscal Year 2007.

Capital expenditures planned for 2007 include the continued enhancement of RV sites and services, expansion of the General Store, pool restroom renovation, the installation of a pedestrian gate on the north side of the resort, and a tow truck to move stored RV units. These investments are projected to be approximately $625,000, some of which can be deferred, if necessary. These proposed capital improvements will be funded from cash from operations, from existing working capital, and, if necessary, from financing obtained by the Company. Thus, budgeted cash flow for the year is expected to be within the Company's capabilities based on its present working capital position. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

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

Adhering to the Company's philosophy to aggressively reduce debt, the outstanding loan balance was eliminated in July 2005. With the purchase of a new storage property in February 2006 in Arroyo Grande, the Company secured permanent financing. The loan was refinanced in April 2006 and consolidated with a note for the purchase of another storage lot in Oceano. The Company continues its policy to adopt conservative budgets with managed capital outlays.

The Company has arranged a $500,000 line of credit that is currently not drawn on. Besides the financing referenced in the previous paragraph, the Company has no other liabilities to creditors other than current accounts payable arising from its normal day-to-day operations and advance Resort rental reservation deposits, none of which are in arrears.

LIQUIDITY
The Company's policy is to use its ability to generate operating cash flow to meet its expected future needs for internal growth. The Company has continued to maintain sufficient cash so as to not require the use of a short-term line of credit during the off-season period, and the Company expects to be able to do so (although no assurance of continued cash flow can be given).

Net cash provided by operating activities totaled $1,021,757 in 2006, compared to $643,315 in 2005. This increase is primarily a result of increased net income, decreased prepaid income taxes, a decrease in inventory, and an increase in rental deposits.

During Fiscal Year 2006, cash investments of $3,413,375 included complete renovation of thirty-nine RV sites, the purchase of two properties to use for RV storage, and the improvement of a leased property to accommodate RV storage. As of September 30, 2006, the Company carried a debt of $2,163,973 as a result of acquiring the two properties. During Fiscal Year 2005, cash investments of $386,523 included complete renovation of fifty-nine RV sites, road paving, and computer equipment.

The Company has continued to maintain sufficient cash from operations to not require the addition of long-term debt. However, with the purchase of the new RV storage properties in 2006, long-term financing was acquired from a lending institution. With the possibility of requiring additional funds for planned capital improvements and the winter season, the Company maintains a $500,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal Year 2006's current ratio (current assets to current liabilities) of 1.98 decreased from Fiscal Year 2005's current ratio of 2.20. The decrease in current ratio is the result of decreased cash and cash equivalents due to investments in property, and an increase in rental deposits and accrued vacation.

Working Capital decreased to $886,607 at the end of Fiscal Year
2006 compared with $932,869 at year end Fiscal Year 2005. This decrease is primarily a result of cash deposits made on storage property purchased during the year.

CAPITAL RESOURCES AND PLANNED EXPENDITURES
The Company plans capital expenditures of $625,000 in Fiscal Year 2007 to further enhance the Resort facilities and services, renovate thirty-four campsites, renovate the Cabana restrooms, expand the General Store, install a pedestrian gate on the resort's north side, and purchase a new tow vehicle. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR TO YEAR COMPARISON

INCOME: Increased over the prior fiscal year ended September 30, 2005, by $295,037, or 6.3%.

                      INCOME BY SEGMENT
                      -----------------
                               2006               2005
                            ----------         ----------
OCCUPANCY
---------
% of Shareholder Site Use        22.5%              22.6%
% of Paid Site Rental            50.0%              48.8%
% Total Site Occupancy           72.8%              71.6%
% of Storage Rental              83.0%              99.7%
  Average Paid Site             $39.84             $39.12

RESORT OPERATIONS
-----------------
Site Rental                 $2,929,200         $2,795,475
Storage Operations             829,682            718,178
Support Operations             160,753            170,312
                            ----------         ----------
  Total                      3,919,635          3,683,965

RETAIL OPERATIONS
-----------------
Store                          693,029            663,820
RV Repair/Parts store          358,646            330,104
                            ----------         ----------
  Total                      1,051,675            993,924

INTEREST INCOME                 14,797             13,181

OTHER INCOME

TOTAL INCOME                $4,986,107         $4,691,070
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

2006 COMPARED WITH 2005
Resort operations income increased $235,670, or 6.4%, primarily due to a $133,725, or 4.8%, increase in site revenue. In addition, the Resort realized an increase of $111,504, or 15.5%, in RV storage and spotting activity. The increased income is a reflection of a 1.7% increase in paid site occupancy, and additional storage availability in conjunction with a rate increase effective April 1, 2006. Occupancy projections continue to look strong as the local region enjoys mild weather and an ongoing positive trend of outdoor recreation and camping.

Retail operations income increased $57,751, or 5.8%, due to a $29,208, or 4.4%, increase in General Store sales and $28,542, or 8.6%, increase in the RV Service operation. These increases are a result of management's continuing program to increase retail, from increased occupancy, efforts to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service.

Interest Income increased 12.2% to $14,797 over the previous year as a result of current financial institution trends of improved interest rates, and increased cash and cash equivalents throughout most of the year. Reserves are maintained in preparation for capital expenditure projects to improve the Resort's facilities and services.

Operating Expenses increased $164,351, or 5.4%, as a result of payroll and associated expenses, landscaping, insurance, credit card processing, utilities, vehicle operation and maintenance, advertizing, and storage lot maintenance. Maintaining the conservative approach, most expense items were managed well below Plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Depreciation Expense decreased 13.6% due to certain assets reaching the end of their depreciable life and the 2006 capital expenditure items will receive depreciation benefit over a longer period.

Interest Expense increased from $34,296 in Fiscal Year 2005 to
$114,648 in 2006. This increase was due to financing the new RV storage properties through a local lending institution.

Income before provision for income taxes of $817,451, a 12.6% increase above last year, is reflective of the Company's current pricing policies and continuing efforts to maximize Resort services and value. This figure also represents management's effort to control expenses.

Net income of $451,251 for Fiscal Year 2006, was an increase of $61,567, or 15.8%, over a net income of $389,684 the previous year. This increase in net income is a reflection of positive business performance in 2006.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS:
A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including the following:

* increased gas prices;

* increased competition from other resorts in our market;

* increases in operating costs due to inflation, labor costs, workers' compensation and healthcare related costs, utility costs, insurance and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased rates;

* changes in interest rates and in the availability, cost and terms of debt financing;

* changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

* adverse effects of market conditions, which may diminish the desire for leisure travel; and

* adverse effects of a downturn in the leisure industry.

The leisure and travel business is seasonal and seasonal variations in revenue at our resort can be expected to cause quarterly fluctuations in our revenue.

Our revenue is generally highest in the third and fourth quarters. Quarterly revenue also may be harmed by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, contagious diseases, economic factors and other considerations affecting travel. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue, we have to rely on our short-term line of credit for operations.

In the recent past, events beyond our control, including an economic slowdown and terrorism, harmed the operating performance of the leisure industry generally, and if these or similar events occur again, our operating and financial results may be harmed by declines in average daily rates or occupancy.

The performance of the resort industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in United States gross domestic product. In periods of economic difficulties, leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. In addition, the terrorist attacks of September 11, 2001, had a dramatic adverse effect on leisure travel. Future terrorist activities could have a similarly harmful effect on both the industry and the Company.

As of December 31, 2005, we had approximately $2.2 million of outstanding debt, and carrying such debt may harm our financial flexibility or harm our business and financial results by imposing requirements on our business.

Carrying our outstanding debt may harm our business and financial results by:

* requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce the amount of cash available to us for our operations and capital expenditures, future business opportunities and other purposes;

* making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

* limiting our ability to borrow more money for operations, capital expenditures or to finance acquisitions in the future;
and

* requiring us to sell one or more properties, possibly on disadvantageous terms, in order to make required payments of interest and principal.

Our resort has a need for ongoing renovations and potentially significant capital expenditures in connection with improvements, and the costs of such renovations or improvements may exceed our expectations.

Occupancy and the rates we are able to charge are often affected by the maintenance and capital improvements at a resort, especially in the event that the maintenance of improvements are not completed on schedule, or if the improvements result in the closure of the General Store or a significant number of sites. The costs of capital expenditures we need to make could harm our financial condition and reduce amounts available for operations. These capital improvements may also give rise to additional risks including:

* construction cost overruns and delays;

* a possible shortage of available cash to fund capital improvements and the related possibility that financing of these expenditures may not be available to us on favorable terms;

* uncertainties as to market demand or a loss of market demand after capital improvements have begun;

* disruption in service and site availability causing reduced demand, occupancy, and rates; and

* possible environmental issues.

We rely on our executive officers, the loss of whom could significantly harm our business.

Our continued success will depend to a significant extent on the efforts and abilities of our General Manager and C.O.O., Jay Jamison. Mr. Jamison is important to our business and strategy and to the extent that were he to depart and is not replaced with an experienced substitute, Mr. Jamison's departure could harm our operations, financial condition and operating results.

Uninsured and underinsured losses could harm our financial condition, and results of operations.

Various types of catastrophic issues, such as losses due to wars, terrorist acts, earthquakes, floods, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Our resort is located on the coast of California, which has been historically at greater risk to certain acts of nature (such as severe storms, fires and earthquakes).

In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost properties. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in the resort, as well as the anticipated future revenue from the resort. In that event, we might nevertheless remain obligated for any notes payable or other financial obligations related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate the resort after it has been damaged or destroyed. Under these circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.


ITEM. 7 FINANCIAL STATEMENTS

                 REPORT OF INDEPENDENT REGISTERED
                 --------------------------------
                     PUBLIC ACCOUNTING FIRM
                     ----------------------




To the Board of Directors and
Stockholders of Pismo Coast Village, Inc.
Pismo Beach, California

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (a California corporation) as of September 30, 2006 and 2005, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                         BROWN ARMSTRONG PAULDEN
                         McCOWN STARBUCK THORNBURGH & KEETER
                         ACCOUNTANCY CORPORATION



Bakersfield, California
October 27, 2006

                       PISMO COAST VILLAGE, INC.
                           BALANCE SHEETS
                      SEPTEMBER 30, 2006 AND 2005
                      ---------------------------
                                             2006        2005
                                         -----------  ----------
              ASSETS
              ------
Current Assets
--------------
Cash and cash equivalents                $ 1,067,100  $1,296,196
Investment in certificate of deposit         102,484     101,033
Accounts receivable                            1,724      10,322
Inventory                                     97,205     117,555
Current deferred taxes                        58,500      52,400
Prepaid income taxes                                      81,700
Prepaid expenses                              70,805      49,341
                                         -----------  ----------
 Total current assets                      1,397,818   1,708,547

Pismo Coast Village Recreational
--------------------------------
 Vehicle Resort and Related Assets - Net   9,800,858   6,734,744
 ---------------------------------------

Other Assets                                  29,275      31,620
------------                             -----------  ----------
 Total Assets                            $11,227,951  $8,474,911
                                         ===========  ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current Liabilities
-------------------
Accounts payable and accrued liabilities $   105,253  $  104,379
Accrued salaries and vacation                160,786     137,979
Rental deposits                              613,955     533,320
Income taxes payable                          37,500
Current portion of long-term debt             28,155
                                         -----------  ----------
 Total current liabilities                   945,649     775,678
                                         -----------  ----------

Long-Term Liabilities
---------------------
Long-term deferred taxes                     266,000     270,000
N/P Santa Lucia Bank                       2,135,818
                                         -----------  ----------
 Total Liabilities                         3,347,467   1,045,678
                                         -----------  ----------

Stockholders' Equity
--------------------
Common stock - no par value, issued
 and outstanding, 1,800 shares             5,647,708   5,647,708
Retained earnings                          2,232,776   1,781,525
                                         -----------  ----------
 Total stockholders' equity                7,880,484   7,429,233
                                         -----------  ----------
 Total Liabilities and
 Stockholders' Equity                    $11,227,951  $8,474,911
                                         ===========  ==========

The accompanying notes are an integral part of these financial statements.

                   PISMO COAST VILLAGE, INC.
        STATEMENTS OF INCOME AND RETAINED EARNINGS
           YEARS ENDED SEPTEMBER 30, 2006 AND 2005
        ----------------------------------------------

                                            2006        2005
                                         ----------  ----------
Income
------
Resort operations                        $3,919,635  $3,683,965
Retail operations                         1,051,675     993,924
                                         ----------  ----------
 Total income                             4,971,310   4,677,889
                                         ----------  ----------

Costs and Expenses
------------------
Operating expenses                        3,200,343   3,035,992
Cost of goods sold                          506,404     492,980
Depreciation                                347,261     401,918
                                         ----------  ----------
 Total costs and expenses                 4,054,008   3,930,890
                                         ----------  ----------

Income from operations                      917,302     746,999

Other Income (Expense)
----------------------
Interest/dividend income                     14,797      13,181
Interest expense                           (114,648)    (34,296)
                                         ----------  ----------
 Total other income (expense)               (99,851)    (21,115)
                                         ----------  ----------

Income Before Provision
-----------------------
 for Income Taxes                           817,451     725,884
 ----------------

Income Tax Expense                          366,200     336,200
------------------                       ----------  ----------

Net Income                                  451,251     389,684
----------

Retained Earnings -
-------------------
 Beginning of Year                        1,781,525   1,391,841
 -----------------                       ----------  ----------

Retained Earnings -
-------------------
 End of Year                             $2,232,776  $1,781,525
 -----------                             ==========  ==========

Net Income Per Share                        $250.70     $216.49
--------------------                        =======     =======

The accompanying notes are an integral part of these financial statements.

                       PISMO COAST VILLAGE, INC.
                       STATEMENTS OF CASH FLOWS
               YEARS ENDED SEPTEMBER 30, 2006 AND 2005
               ---------------------------------------
                                             2006        2005
                                          ----------  ----------
Cash Flows From Operating Activities
------------------------------------
Net income                                $  451,251  $  389,684
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation                                 347,261     401,918
Deferred income tax                          (10,100)    (16,000)
(Increase) decrease in accounts receivable     8,598         156
(Increase) decrease in inventory              20,350     (20,475)
(Increase) decrease in prepaid expenses      (21,464)      4,691
(Increase) decrease in prepaid income taxes   81,700     (81,700)
(Increase) in other assets                     2,345     (12,659)
Increase (decrease) in accounts payable
 and accrued liabilities                         874      30,689
Increase in accrued salaries and vacation     22,807      27,188
Increase (decrease) in rental deposits        80,635     (42,777)
Increase (decrease) in income taxes payable   37,500     (37,400)
                                          ----------  ----------
 Total adjustments                           570,506     253,631
                                          ----------  ----------
Net cash provided by operating
 activities                                1,021,757     643,315
                                          ----------  ----------
Cash Flows From Investing Activities
------------------------------------
Investment in certificate of deposit          (1,451)     (2,112)
Capital expenditures                      (3,413,375)   (386,523)
                                          ----------  ----------
 Net cash used in investing activities    (3,414,826)   (388,635)
                                          ----------  ----------
Cash Flows From Financing Activities
------------------------------------
Principal repayments of note payable       2,163,973    (489,908)
                                          ----------  ----------
 Net cash provided by/(used)
  in financing activities                  2,163,973    (489,908)
                                          ----------  ----------
Net increase (decrease) in cash
 and cash equivalents                       (229,096)   (235,228)

Cash and Cash Equivalents -
---------------------------
 Beginning of Year                         1,296,196   1,531,424
 -----------------                        ----------  ----------

Cash and Cash Equivalents -
---------------------------
 End of Year                              $1,067,100  $1,296,196
 -----------                              ==========  ==========

Schedule of Payments of Interest and Taxes
------------------------------------------
Cash paid for income tax                  $  237,157  $  437,530
Cash paid for interest                    $  114,648  $   34,296

The accompanying notes are an integral part of these financial statements.

                  PISMO COAST VILLAGE, INC.
                NOTES TO FINANCIAL STATEMENTS
                 SEPTEMBER 30, 2006 AND 2005
                -----------------------------

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

F.  Concentration of Credit Risk
    ----------------------------
At September 30, 2006, the Company had cash deposits in excess of the $100,000 federally insured limit with Santa Lucia Bank of $842,518. Santa Lucia Bank however has entered into a "contract for deposit of moneys" for $1,500,000 with the Company. This contract states that Santa Lucia Bank will keep as security for the Company's deposits up to $1,500,000 in U.S. Treasury securities with City National Bank of Beverly Hills. The Company receives statements monthly from City National Bank indicating the funds held in trust. At September 30, 2006, the Company had cash deposits in excess of the $100,000 federally insured limit with Los Padres Bank of $4,596.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
PAGE 2
-----------------------------

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

I.  Advertising
    -----------
The Company follows the policy of charging the costs of non-direct response advertising to expense as incurred.
Advertising expense was $49,203 and $38,792 for the years ended
September 30, 2006 and 2005, respectively.

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND
         RELATED ASSETS
-------------------------------------------------------------
At September 30, 2006 and 2005, property and equipment included the following:

                                     2006          2005
                                 -----------   -----------
Land                             $ 6,911,484   $ 3,860,629
Building and park
 improvements                      8,076,222     7,740,770
Furniture, fixtures, equipment
 and leasehold improvements          565,001       563,140
Transportation equipment             420,453       391,111
Construction in progress              75,445        79,380
                                 -----------   -----------
                                  16,048,465    12,635,030
Less: accumulated depreciation    (6,247,547)   (5,900,286)
                                 -----------   -----------
                                 $ 9,800,858   $ 6,734,744
                                 ===========   ===========

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
PAGE 3
-----------------------------

NOTE 3 - LINE OF CREDIT
-----------------------
The Company has a revolving line of credit for $500,000 with Santa Lucia Bank, expiring March 2007. The interest rate is variable at one percent over West Coast Prime with an initial rate of 6.5 percent and an interest rate of 7.75 percent at September 30, 2006. The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of September 30, 2006 or 2005.

NOTE 4 - NOTE PAYABLE
---------------------
The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated it with a note for the purchase of another storage lot in Oceano. The total loan currently outstanding is $2,163,973 and was financed over a period of ten years at a variable interest rate currently at 8.75%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $20,016 per month interest and principle.

Principal payments of the note payable are as follows:

         Year Ending June 30,
         --------------------
                 2007                      $   28,155
                 2008                          30,720
                 2009                          33,519
                 2010                          36,572
                 2011                          39,904
              Thereafter                    1,995,103
                                           ----------
                                           $2,163,973
                                           ==========

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
PAGE 4
-----------------------------

NOTE 6 - INCOME TAXES
---------------------
The provision for income taxes consists of the following components:

                                 2006           2005
                               --------       --------
       Current:
        Federal                $294,300       $283,700
        State                    82,000         72,100
                               --------       --------
                                376,300        355,800
                               --------       --------
       Deferred:
        Federal                 (11,400)       (22,900)
        State                     1,300          3,300
                               --------       --------
                               $366,200       $336,200
                               ========       ========

The deferred tax assets (liabilities) are comprised of the following:

                        2006                   2005
                --------------------   --------------------
                 Current   Long-term    Current   Long-term
                ---------  ---------   ---------  ---------
Deferred tax assets:
 Federal        $  54,700  $           $  49,100  $
 State              3,800                  3,300
Deferred tax
 liabilities:
  Federal                   (225,700)              (231,500)
  State                      (40,300)               (38,500)
                ---------  ---------   ---------  ---------
                $  58,500  $(266,000)  $  52,400  $(270,000)
                =========  =========   =========  =========

The deferred tax assets (liabilities) consist of the following temporary differences:

                                         2006        2005
                                      ---------   ---------
Depreciation                          $(266,100)  $(269,900)
                                      ---------   ---------
 Total gross deferred
 tax liabilities                       (266,100)   (269,900)
                                      ----------  ---------
Vacation accrual                         18,300      15,900
Federal benefit of state taxes           40,300      36,400
                                      ---------   ---------
 Total gross deferred tax assets         58,600      52,300
                                      ---------   ---------
                                      $(207,500)  $(217,600)
                                      =========   =========

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
PAGE 5
-----------------------------

NOTE 6 - INCOME TAXES (Continued)
---------------------
The effective income tax rate varies from the statutory federal income tax rate as follows:

                                              2006    2005
                                              -----   -----
Statutory federal income tax rate             34.0%   34.0%
 Increase (decrease):
  State income taxes, net of
 federal benefit                               6.7     6.8
  Nondeductible variable costs
   of shareholder usage                        5.2     5.9
  Incremental tax due to
   resolution of tax audit
  Benefit from additional depreciation
   on prior year tax return                   (1.1)
                                              -----   -----
   Effective Income Tax Rate                  44.8%   46.7%
                                              =====   =====

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
PAGE 6
-----------------------------

NOTE 7 - OPERATING EXPENSES
---------------------------
Operating expenses for the years ended September 30, 2006 and 2005 consisted of the following:

                                    2006            2005
                                 ----------      ----------
Administrative salaries          $  331,462      $  297,875
Advertising and promotion            49,203          38,792
Auto and truck expense               76,748          66,797
Bad debts                                90             321
Contract services                   117,746         108,826
Corporation expense                  48,042          42,355
Custodial supplies                   13,115          13,991
Direct labor                      1,090,330       1,043,396
Employee travel and training         23,461          27,435
Equipment lease                       4,814           2,881
Insurance                           339,248         336,586
Miscellaneous                        32,667          32,007
Office supplies and expense          49,574          52,894
Payroll tax expense                 133,378         122,968
Payroll service                       3,114
Pension plan match                   35,757          13,976
Professional services                67,775          68,238
Property taxes                       62,109          60,880
Recreational supplies                 7,756           6,786
Rent - storage lots                  80,890          73,446
Repairs and maintenance             108,629         143,743
Retail operating supplies            10,618           7,733
Security                              3,355           2,935
Service charges                      96,394          86,187
Taxes and licenses                   11,024           7,507
Telephone                            32,717          31,818
Uniforms                             18,805          17,543
Utilities                           351,522         328,076
                                 ----------      ----------
 Total Operating Expenses        $3,200,343      $3,035,992
                                 ==========      ==========

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
PAGE 7
-----------------------------

NOTE 8 - OPERATING LEASES
-------------------------
The Company leases two pieces of property to use as storage lots. One is leased under a seven year agreement made effective on March 1, 2006 providing for two months of free rent, the next four months at $3,600, with the remaining payments to be made at $4,500 per month to be increased annually beginning March 1, 2007 based on the Consumer Price Index.

The second lot is located in Oceano and is leased at $2,840 per month, with the lease expiring December 31, 2006. The lease is expected to be renewed at that time.

Future minimum lease payments under the second property lease and the obligation to lease equipment are as follows:

            Year Ended September 30,
            ------------------------
                     2007                    $ 62,520
                     2008                      54,000
                     2009                      54,000
                     2010                      54,000
                     2011                      54,000
                  Thereafter                   81,000
                                             --------
                                             $359,520
                                             ========

Rent expense under these agreements was $80,890 and $75,270 for the years ended September 30, 2006 and 2005, respectively.

NOTE 9 - EMPLOYEE RETIREMENT PLANS
----------------------------------
The Company converted its 401(k) profit-sharing pension plan to a 401(k) safe harbor plan effective October 1, 2005. Under this plan employees working more than 1,000 hours annually are eligible for participation in the plan after one year of service. The Company matches employee contributions up to 4% of compensation. The profit sharing element of the plan is funded at the annual discretion of the Board of Directors. Employees are fully vested when their participation in the plan begins. The contribution to the pension plan, for the years ended September 30, 2006 and 2005, is $35,336 and $13,976, respectively.

NOTE 10 - SUBSEQUENT EVENTS
---------------------------
On November 12, 2006 there was a fire in Pismo Coast Village's maintenance building. Damage was extensive on one side of the building, including structural and contents, and the estimated loss is approximately $100,000. The Company has fire insurance and expects this coverage to be adequate to cover the building and contents.

                 INDEPENDENT AUDITOR'S REPORT
                 ----------------------------
                  ON ADDITIONAL INFORMATION
                  -------------------------






To the Board of Directors and
Stockholders of Pismo Coast Village, Inc.
Pismo Beach, California


Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2006 and 2005 appears on page 3. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of income (unaudited) for the three months ended September 30, 2006 and 2005 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.


                         BROWN ARMSTRONG PAULDEN
                         McCOWN STARBUCK THORNBURGH & KEETER
                         ACCOUNTANCY CORPORATION



Bakersfield, California
October 27, 2006

                      PISMO COAST VILLAGE, INC.
                STATEMENTS OF INCOME (UNAUDITED)
           THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
           ----------------------------------------------
                                         2006        2005
                                      ----------  ----------
Income
------
Resort operations                     $1,325,466  $1,275,035
Retail operations                        349,461     348,669
                                      ----------  ----------
 Total income                          1,674,927   1,623,704

Costs and Expenses
------------------
Operating expenses                       922,754     911,763
Cost of goods sold                       167,281     172,747
Depreciation                              87,077     101,376
                                      ----------  ----------
 Total costs and expenses              1,177,112   1,185,886
                                      ----------  ----------

Income from operations                   497,815     437,818

Interest income                            4,027       4,247
Interest expense                         (51,200)     (6,958)
Loss on sale of fixed assets
                                      ----------  ----------
 Total other income (expense)            (47,173)     (2,711)
                                      ----------  ----------

Income Before Provision
 For Income Taxes                        450,642     435,107
-----------------------

Provision for Tax Expense                202,200     202,900
-------------------------             ----------  ----------

Net Income                            $  248,442  $  232,207
----------                            ==========  ==========

Earnings Per Share                    $   138.02  $   129.00
------------------                    ==========  ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Operating Officer/General Manager and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act rule 13a-14c. Based upon the evaluation, the Chief Operating Officer/General Manager and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 8B. OTHER INFORMATION
Inapplicable.

                          PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a)
        OF THE EXCHANGE ACT

a. The Company's Directors were chosen at the Shareholder's Annual Meeting on January 21, 2006. Director Howard Allard passed away during the fiscal year (April 2006). At the Board of Directors' Meeting held September 16, 2006, shareholder Dennis Hearne was duly nominated and elected to fill the board vacancy until the next election at the Annual Shareholders' Meeting set for January 20, 2007. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive
Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

LOUIS BENEDICT, Director                                   Age 79
Louis Benedict served in the U. S. Navy from 1944 to 1946, and again during the Korean War, from 1952 to 1953. He attended the University of Southern California, majoring in electrical engineering, and following that earned a B. S. degree in electrical engineering at the University of Colorado. Mr. Benedict was employed from 1957 to 1962 as a project engineering manager with Lockheed Missiles and Space, from 1962 to 1964 as a vice president with William A. Revelle Corporation, and from 1964 to 1966 as an engineering section manager with Lockheed Missiles and Space. From 1966 to 1975 he was employed as the director of subcontract administration with Litton Industries, from 1975 to 1994 as vice president of contract administration for Datametrics Corporation, and from 1994 until his retirement in 1998 as a consultant in the field of U. S. defense contracts administration. Mr. Benedict has served on the Board of Directors since November 2002.

NANCY BRADY, Director                                      Age 64
Nancy Brady was employed most recently as the operations manager for Walter Mortensen Insurance from 1991 to 2002. Prior to that time, she and her husband owned their own insurance agency. She holds the CPCU (Chartered Property and Casualty Underwriter) designation along with the ARM (Associate in Risk Management) degree. She is currently serving on the Board of Directors for both the Stockdale Women's Organization and the Child Guidance Guild of Bakersfield. Mrs. Brady has served on the Board of Directors since November 2003.

KURT BRITTAIN, Director and Vice President - Secretary     Age 76
After his Marine Corps service, Mr. Brittain was employed for more than thirty-three years by Orange County, California, prior to his retirement in 1986. His background includes public works, flood control and manager of the county's harbors, beaches and parks system. He was in charge of three harbors, seven beaches and more than twenty-six parks, three of which were camping parks. He has completed extension courses in business administration, management, recreation and real estate. Mr. Brittain has been a member of the Board from March 1990 to July 1999 and from January 2002 to present, serving one year as Vice President - Administration and five years as Executive Vice President. He is currently serving a fifth year as Vice President
- Secretary.

HARRY BUCHAKLIAN, Director                                 Age 74
Harry Buchaklian has a B.A. degree from C.S.U.F. in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College and technical supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He has been a member of the Board from March 1981 to January 1992 and from September 1995 to present, serving one year as Executive Vice President, and as a chairman of the Policy and Audit Committees.

DOUGLAS EUDALY, Director                                   Age 75
Douglas Eudaly has an associate of arts degree from Fresno City College in elementary education, and a bachelor's degree in elementary education from Fresno State College. He has done doctoral studies at Nova University in Ft. Lauderdale, Florida, and received a Ph.D. from Clayton Theological Institute in Clayton, California. Dr. Eudaly holds life teaching credentials for elementary and junior high schools, and administrative credentials for preschool through adult school. He retired from the Fresno Unified School District in 1991 with thirty-one years of service credit--the last five years as program director for the Disability Awareness Program. Dr. Eudaly was president of the Fresno Teachers' Association in 1970-1971, as well as chairman of the district's negotiating council and served one term as chief negotiator. He has served three years as president of the board of directors for Friendship Center for the Blind, and as chairman of several advisory committees for food banks and other nonprofit organizations. He served more than three years as the deacon chair at the Evangelical Free Church of Fresno. Dr. Eudaly has served on the Board since January 2002.

ED FIGUEROA, Director                                      Age 63
Mr. Figueroa majored in aeronautics at Reedley College and obtained his airframe & power plant license in 1964. In 1970 he started working in the heating and air-conditioning field as a service manager and service technician with Jack's Refrigeration, Inc. Mr. Figueroa purchased the company in 1993, and managed the business until his retirement in December 2004. Mr. Figueroa continues to have a C-20 contractor's license, specializing in custom residential and design-built commercial heating and air-conditioning systems. His company also specialized in sheet metal fabricating and installation and service repairs on commercial and residential systems. Mr. Figueroa has served on the Board since November 2003.

WILLIAM FISCHER, Director                                  Age 72
William (Bill) Fischer has been married fifty years and served in the U. S. Air Force during the Korean War. He is a graduate of California State University, Northridge, with a B. S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company's corporate office as an accounting supervisor. Texaco, Inc. acquired Getty Oil in 1985, and he was promoted to Manager of Benefits Plan's Accounting. Mr. Fischer was responsible for the Savings/Thrift, 401-K, and ESOP Plans administration until 1989 when he elected early retirement. He then went into residential real estate and was a financial consultant to various companies until 2003, and has an active real estate broker license. He is a member of the Veterans of Foreign Wars, Elks, Moose, and Knights of Columbus organizations. He looks forward to contributing his financial and real estate backgrounds to the Board. Mr. Fischer has been on the Board since January 2002.

NORMAN GOULD, Director                                     Age 87
Norman Gould has a B.A. in education and an M.A. in administration. His occupation prior to retirement in 1987 was as the superintendent of schools for Madera County. He was a member of the board of directors of Kingsview, Inc. from 1968 to 1980 and held the positions of vice chairman and chairman of the board, and serves on the board of directors of Valley Teen Ranch, Inc. Mr. Gould is currently president of the California Retired Teachers Foundation, a nonprofit corporation. He has been a member of the Board from March 1976 to March 1991 and from March 1993 to present, serving nine years as President, one year as Treasurer and two years as Secretary.

R. ELAINE HARRIS, Director                                 Age 68
R. Elaine Harris retired in 1990 from Pacific Telephone with thirty-one years service, starting in the business office, then advancing to facility administrator the last ten years of that time. She was active with the Jaycettes Club and has worked on several political campaigns. She is now enjoying retirement and feels very blessed serving on the Board since January 2000. She is looking forward to continuing serving the shareholders.

DENNIS HEARNE, Director                                    Age 68
Dennis Hearne holds an A.A. degree in business administration from Hartnell Junior College. He served two years in the Navy. Prior to retirement, he was employed in a family agriculture business, L. A. Hearne Company, located in the Salinas Valley for thirty-seven years, and presently serves as the company's chairman of the board. Mr. Hearne has also served on the board of directors of the California Crop Improvement Association in Sacramento and the California Crop Improvement Association in Davis. He is a member of Knights of Columbus, serving as treasurer and financial secretary for fifteen years. Mr. Hearne is a volunteer fireman with thirty years service in King City, and is the fire department's treasurer. He has been a member of the Board of Directors since September 2006.

GLENN HICKMAN, Director and Executive Vice President       Age 73
Glenn Hickman has a B.A. in business and a secondary teaching credential from Fresno State University. His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal Resources, a subsidiary of Shell Oil Company. Mr. Hickman has been a member of the Board since July 1999 and is currently serving a fifth year as Executive Vice President.

TERRIS HUGHES,                                             Age 57
Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in police science. He was employed by Cal Resources LLC for twenty-three years, from 1973 to 1997, holding the position of senior training technician for the last ten years of that time. He is currently employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties are to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. Mr. Hughes has been a member of the Board since January 1996 and served one year as Vice President - Policy.

RONALD NUNLIST, Director and Vice President - Policy       Age 68
Ronald Nunlist was employed in the oil business for many years. From 1995 to 1997 he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. From 1997 until his retirement in 1999, Mr. Nunlist was employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations. He has been a member of the Board since January 1986, serving five years as President, and is currently serving a fifth year as Vice President - Policy.

GEORGE PAPPI, JR.,                                         Age 44
Mr. Pappi's current occupation is as a fire claims representative for State Farm Insurance. Other positions held during his eighteen years of employment with State Farm Insurance include office manager, property and bodily injury adjustor, fire and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California and is actively involved in local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004.

JERALD PETTIBONE, Director and President                   Age 80
Jerry Pettibone sold and retired from his company, Pettibone Signs, in Santa Cruz in 1988. He started the company which operated statewide in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985 and 1986. He served on the board of directors of the California Electric Sign Association for twenty-two years and was elected a director emeritus. He has been a member of the Board since January 1993, including three years as Chief Financial Officer, and is currently serving a tenth year as President.

GARY WILLEMS, Director                                     Age 52
Gary Willems holds a B.A. degree in music education and a California life teaching credential from Fresno Pacific University. Mr. Willems has been teaching music since 1977, and since 1985 has been the director of bands at Reedley High School. He is an active member of the California Band Directors' Association and is the past president of Fresno and Madera Counties' Music Educators' Association. Mr. Willems has served on the Board of Directors since January 2001.

JACK WILLIAMS, Director, Chief Financial Officer and
Vice President - Finance                                   Age 56
Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. He was employed as a financial analyst by Texaco Oil Corporation in the Bakersfield area from 1997 until 1999, and as Chief Financial Officer for Goodwill Industries of South-Central California from March 2000 to November 2004. Mr. Williams was an interim-controller for Diversified Utilities Services, a position he held from April 2005 to December 2005. He established his own C.P.A. practice in 1983, which he continues to own and operate. Mr. Williams has been a member of the Board since January 1995, and is currently serving a tenth year as Chief Financial Officer and Vice President - Finance.

CHARLES ZAHKA, Director                                    Age 80
Charles Zahka retired as vice president of the Broadway Department Stores in 1990 after twenty years. Following that, he served as a private management consultant until he opted for full retirement in 2005. Mr. Zahka is president of the Stroke Association of Southern California and vice chairman of the Better Business Bureau of the Southland. He has been a member of the Board since March 1988, and has served one year as Secretary and one year as President.

HOWARD ALLARD, Director
Howard Allard had a master's degree in education administration from California State University, Sacramento. He was an elementary school principal in the Rio Linda Union School District for twenty-nine years prior to his retirement in 1985. Since 1978, Mr. Allard was a partner in Allard Enterprises, which maintains rental properties, and since 1982, was a partner in Allard Limousine. He was elected to the Board in March 1980, and served three years as President, two years as Secretary, and one year as Vice President - Administration. Mr. Allard passed away April 29, 2006.

b. OTHER OFFICERS AND SIGNIFICANT EMPLOYEES
JAY JAMISON, Chief Operating Officer/General Manager and
Assistant Corporate Secretary                              Age 53
Jay Jamison has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. In May 2005, the Board changed his title to Chief Operating Officer/General Manager. He has a B.S. degree in Agricultural Management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family's guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed Thousand Trails resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. He is a member of the Resort and Commercial Recreation Association and is also a member of the American Quarter Horse Association. Mr. Jamison was appointed to and has served as a commissioner on the Pismo Beach Conference and Visitors Bureau since February 1998, and since August 1999 has served as Chair. At the National Association of RV Parks and Campgrounds' Annual Convention in November 1999, Mr. Jamison was appointed to the ARVC Board of Directors representing the ten western states. At the 2001 Annual Convention, he was elected Treasurer of the National Association, a position he held until he termed out December 2005. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross, and in June 2006 was elected Board Chairman. In February 2006, Mr. Jamison was elected to serve as a commissioner on the California Travel and Tourism Commission, which markets California to potential domestic and international visitors.

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

g. SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC. The Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended September 30, 2006, by any director or officer.

ITEM 10. EXECUTIVE COMPENSATION
The following table shows the salary and bonus paid by the Company to Jay Jamison, Chief Operating Officer/General Manager and Assistant Corporate Secretary for the fiscal years ending September 30, 2006 and September 30, 2005. The salary and bonus paid to Mr. Jamison for the fiscal year ending September 30, 2004 did not exceed $100,000. No other employee received compensation exceeding $100,000 during the last three fiscal years.

                   SUMMARY COMPENSATION TABLE
                   --------------------------
Name and Principal Position        Year      Salary    Bonus
---------------------------        ----     --------  -------
Jay Jamison, Chief Operating       2006     $110,000  $24,200
Officer/General Manager and        2005     $ 90,000  $22,500
Assistant Corporate Secretary      2004        N/A      N/A

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

REMUNERATION OF DIRECTORS AND OFFICERS
The directors and officers received no cash remuneration for their service. However, the directors and officers are entitled to mileage reimbursement for travel to and from meetings upon request. In addition, they are entitled to use of the Resort for attending meetings and are provided with food and refreshments in connection with Board Meetings. The aggregate value of the foregoing during the fiscal year ended September 30, 2006, was estimated at $24,004.

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

b. SECURITY OWNERSHIP OF MANAGEMENT.
The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2006:

                                            *Amount of  Percent
Board Member                 Title of Class  Ownership  of Class
------------                 --------------  ---------  --------
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

Douglas Eudaly                Common Stock     6 Shares  0.333%
3918 North Carruth Avenue
Fresno CA 93705

Ed Figueroa                   Common Stock     2 Shares  0.111%
23157 East South Avenue
Reedley CA 93654

William Fischer               Common Stock     1 Share   0.056%
1947 Sienna Lane
Simi Valley CA 93065

Norman Gould                  Common Stock     1 Share   0.056%
10597 Road 30
Madera CA 93637




                                            *Amount of  Percent
Board Member                 Title of Class  Ownership  of Class
------------                 --------------  ---------  --------
R. Elaine Harris              Common Stock     4 Shares  0.222%
3418 El Potrero Lane
Bakersfield CA 93304

Dennis Hearne                 Common Stock     2 Shares  0.111%
45075 Merritt Street
King City CA 93930

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

Jerald Pettibone              Common Stock     2 Shares  0.056%
4179 Court Drive
Santa Cruz CA 95062

Gary Willems                  Common Stock     2 Shares  0.111%
479 South Oak Drive
Reedley CA 93654

Jack Williams                 Common Stock     1 Share   0.056%
7801 Revelstoke Way
Bakersfield CA 93309

Charles Zahka                 Common Stock     1 Shares  0.056%
6300 Alonzo Way
Encino CA 91316

All Officers and
Directors as a Group          Common Stock    34 Shares  1.889%

*Amount of Ownership: All such shares are owned beneficially and of record, and there are no additional shares known to the Company for which the listed beneficial owner has the right to acquire beneficial ownership as specified in Rule 13D-3(d)(1) of the Exchange Act.

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

ITEM 13. EXHIBITS

EXHIBITS AND INDEX OF EXHIBITS

1. Financial Statements included in this Form 10KSB Report:

                      Description                          Page
-------------------------------------------------------    ----
Accountant's Report for 2006.................................17

Balance Sheets as of September 30, 2006 and 2005.............18

Statements of Operations and Retained Earnings
 for the years ended September 30, 2006 and 2005.............19

Statements of Cash Flows
 for the years ended September 30, 2006 and 2005.............20

Notes to Financial Statements
 For the years ended September 30, 2006 and 2005.............21

Accountant's Report on Additional Information................28

Statements of Operations (Unaudited)
 for the three months ended September 30, 2006 and 2005......29

2. Exhibits included in this Form 10KSB Report:

 Description                                                Page
---------------                                             ----

Code of Ethics...............................................36

3. Exhibits filed with this Form 10KSB Report:

Exhibit No.               Description of Exhibit
-----------  --------------------------------------------------
    31 Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

    32       Certification of the Chief Executive Officer and
             Chief Financial Officer of the Company pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K
As reported by the Company on Form 8-K dated July 5, 2005, the Audit Committee of the Board of Directors selected the firm of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation to replace the firm of Glenn, Burdette, Phillips, and Bryson, who resigned as the Company's principal accountants midterm due to their firm's decision to cease performing audits for SEC engagements effective May 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
As reported by the Company on Form 8-K dated July 5, 2005, the Audit Committee of the Board of Directors selected the firm of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy ("Brown Armstrong") Corporation to replace the firm of Glenn, Burdette, Phillips, and Bryson ("GBPB"). The firm of Brown Armstrong served as independent certified public accountants for the Company for its fiscal year ended September 30, 2005, and this firm has been selected to serve as the Company's accountants for Fiscal Year 2006.

Audit services performed by Brown Armstrong for the year ended September 30, 2006, consisted of examination of the financial statements of the Company, certain services related to filings with the Securities and Exchange Commission, and consultation on matters related to accounting and financial reporting. All such services were approved by the Board of Directors, which has determined the firm of Brown Armstrong to be fully independent of the operations of the Company.

(1) AUDIT FEES
The Company's auditor (Brown Armstrong), for the fiscal year ended September 30, 2006, billed the Company an aggregate of $27,735 for professional services rendered in connection with their audit of the Company's financial statements. The Company also paid Brown Armstrong $9,000 for their review of the quarterly report for the periods ending 12/31/05, 3/31/06, and 6/30/06. In addition, GBPB billed the Company an aggregate of $14,260 for their compilation of the Company's quarterly financial statements ending 12/31/05, 3/31/06, and 6/30/06, during Fiscal Year 2006.

The Company's auditor (Brown Armstrong), for the fiscal year ended September 30, 2005, billed the Company an aggregate of $25,000 for professional services rendered in connection with their audit of the Company's financial statements. The Company also paid Brown Armstrong $3,000 for their review of the quarterly report for the period ending 6/30/05. In addition, GBPB billed the Company an aggregate of $14,000 for their review of the Company's quarterly reports on Form 10-QSB ending 12/31/04 and 3/31/05 during Fiscal Year 2005.

(2) AUDIT-RELATED FEES
The Company paid no audit-related fees for services reasonably related to performance of the audit or review of the Company's financial statements for the fiscal years ending September 30, 2006 and September 30, 2005.

(3) TAX FEES
For the fiscal year ended September 30, 2006, the Company paid
GBPB $4,991 for tax fees consisting of tax planning, consulting, and tax return review.

(4) ALL OTHER FEES
GBPB billed the Company an additional $2,936 for professional services rendered during Fiscal Year 2006 for services not otherwise described above. Brown Armstrong billed the Company an additional $2,240 for professional services rendered during Fiscal 2006 for services not otherwise described above. All other fees related to services traditionally provided by auditors, including work performed in connection with income tax services, were compatible with GBPB's and Brown Armstrong's independence.

(5) AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES
For the fiscal years ending September 30, 2006 and September 30, 2005, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong and GBPB were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

                         SIGNATURES
                         ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PISMO COAST VILLAGE, INC.

By: JERALD PETTIBONE                    Date: November 11, 2006
    Jerald Pettibone, President
    and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: JAY JAMISON                         Date: November 11, 2006
    Jay Jamison, Chief Operating Officer,
    General Manager and Assistant Corporate Secretary

By: JERALD PETTIBONE                    Date: November 11, 2006
    Jerald Pettibone, President
    and Chairman of the Board and Director

By: GLENN HICKMAN                       Date: November 11, 2006
    Glenn Hickman, Executive Vice President
    and Director

By: KURT BRITTAIN                       Date: November 11, 2006
    Kurt Brittain, Vice President - Secretary
    and Director

By: JACK WILLIAMS                       Date: November 11, 2006
    Jack Williams, Chief Financial Officer,
    Vice President - Finance and Director

By: RONALD NUNLIST                      Date: November 11, 2006
    Ronald Nunlist, Vice President - Policy
    and Director

By: LOUIS BENEDICT                      Date: November 11, 2006
    Louis Benedict, Director

By: NANCY BRADY                         Date: November 11, 2006
    Nancy Brady, Director

By: HARRY BUCHAKLIAN                    Date: November 11, 2006
    Harry Buchaklian, Director

By: DOUGLAS EUDALY                      Date: November 11, 2006
    Douglas Eudaly, Director

By: ED FIGUEROA                         Date: November 11, 2006
    Ed Figueroa, Director

By: WILLIAM FISCHER                     Date: November 11, 2006
    William Fischer, Director

By: NORMAN GOULD                        Date: November 11, 2006
    Norman Gould, Director

By: R. ELAINE HARRIS                    Date: November 11, 2006
    R. Elaine Harris, Director

By: DENNIS HEARNE                       Date: November 11, 2006
    Dennis Hearne, Director

By: TERRIS HUGHES                       Date: November 11, 2006
    Terris Hughes, Director

By: ___________________________________ Date: _________________
    George Pappi, Jr., Director

By: GARY WILLEMS                        Date: November 11, 2006
    Gary Willems, Director

By: CHARLES ZAHKA                       Date: November 11, 2006
    Charles Zahka, Director