Form 10QSB
period 2006-12-31
PISMO COAST VILLAGE INC
filed 2007-02-20
CIK 216877

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                         FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2006

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

     165 South Dolliver Street, Pismo Beach, California 93449
  ---------------------------------------------------------------
             (Address of principal executive offices)

           (Issuer's telephone number)   (805) 773-5649

-----------------------------------------------------------------
        (Former name, former address & former fiscal year,
                   if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No __

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes      No  X

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

2. Balance Sheets

3. Statement of Operations and Retained Earnings (Deficit)

4. Statement of Cash Flows

5. Notes to Financial Statements (Unaudited)

The financial information included in Part I of this Form 10-QSB has been reviewed by Brown Armstrong Paulden McCown Starbuck Thornburgh and Keeter Accountancy Corporation, the Company's Certified Public Accountants, and all adjustments and disclosures proposed by said firm have been reflected in the data presented. The information furnished reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods.

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

Income from Resort Operations for the three-month period ended December 31, 2006, increased $144,134, or 19.5%, from the same period in 2005. This increase is primarily due to a 13.5% or $73,536 increase in site rental revenue as a result of a 3.3% increase in paid occupancy. RV storage and spotting activity increased $71,004, or 42.2%, due to a 35.0% increase in storage revenue and a 76.7% increase in spotting revenue. The increase in storage revenue is due to increased storage units as a result of the Company purchasing additional property, and an increase in the monthly storage rate. The increase in spotting revenue reflects the increased occupancy, increased storage units, and a rate increase.

Income from retail operations increased by $501 for the three-month period ended December 31, 2006, 0.2% above the same period in 2005. The General Store showed a $10,217, or 7.8%, decrease in revenue, while RV Service and Repair increased revenue 13.0%, or $10,718. Management feels the General Store's decline in revenue reflects the reduction of inventory in preparation for the expansion project, and also reflects resort guests spending less on ancillary activities. The increase in RV Service and Repair is reflecting management's efforts to market services and retail merchandise, and improve customer relations.

The Company anticipates continued moderate growth in both income from resort operations and in retail operations.

Interest income decreased 9.2% for the three-month period ended December 31, 2006, compared to the same period in 2005. This decrease is a reflection of cash being utilized to invest in the purchase of properties for RV storage in February and April of 2006. The Company continues to maintain cash reserves in anticipation of major capital expenditures.

Operating expenses for the three-month period ending December 31, 2006, increased $118,458, or 15.7%, above the same period ended December 31, 2005. This reflects an increase in labor, property taxes, tree trimming, utilities, advertising, vehicle expense, and a portion of the losses sustained from a fire in the maintenance building November 12, 2006. The fire, ignited by a faulty battery charger, caused considerable structural, equipment, and material damage, with a financial loss estimated to be $100,000. The Company has insurance to cover most of the losses. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of Goods Sold expenses for the three-month period ended December 31, 2006, are 48.9% compared to 51.1% for the same period in 2005, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 2006 was $47,161 compared to a zero balance for the same period ending 2005. The current balance reflects the note payable as a result of purchasing property in February and April of 2006 to increase RV storage. The Company has also maintained a $500,000 line of credit which currently has no outstanding balance as of December 31, 2006.

Income before provisions for income taxes for the three-month period ended December 31, 2006, increased by $36,069 over the same period in 2005. This increase of is a result of increased income from operations, interest expense, and a decrease in depreciation. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

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

LIQUIDITY
The Company plans capital expenditures of approximately $625,000 in Fiscal Year 2007 to further enhance the resort facilities and services. These projects include: upgrade thirty-four campsites, expand the General Store, pool restroom renovation, the installation of a pedestrian gate on the north side of the resort, and a trailer tow truck. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort's value to its shareholders and the general public.

The Company's current cash position, including Certificates of Deposits, as of December 31, 2006, is $1,007,009, which is 22.1% less than the same position in 2005. This reduction is primarily due to the Company's purchase of property to increase RV storage capacity. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

On January 11, 2006, the Company closed escrow on a 6.36 acre property for the purpose of RV storage. The purchase price was $2,100,000 of which $1,500,000 is financed through a local institution. The loan agreement is for 1/2% over the Prime Rate, maturing in 10 years and amortized over 25 years. On April 6, 2006, the Company purchased the 2.2 acre property in Oceano it previously rented from Union Pacific Railroad for RV storage. The purchase price was $925,000 and was consolidated into the existing loan.

Accounts payable and accrued liabilities decreased $17,194 from the same period last year. All undisputed payables have been paid in full accordingly to the Company's policy.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting for the shareholders of Pismo Coast Village, Inc. was held Saturday, January 20, 2007, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting, the following Directors were elected to serve until the annual meeting in January 2008, or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

             Benedict, Louis                  737
             Brady, Nancy                     737
             Brittain, Kurt                   758
             Buchaklian, Harry                736
             Eudaly, Douglas                  921
             Figueroa, Ed                     742
             Fischer, William                 721
             Gould, Norman                    732
             Harris, R. Elaine                826
             Hearne, Dennis                   781
             Hickman, Glenn                   720
             Hughes, Terris                   737
             Nunlist, Ronald                  791
             Pappi, Jr., George               741
             Pettibone, Jerald                732
             Willems, Gary                    753
             Williams, Jack                   757
             Zahka, Charles                   722

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes last with respect to each such matter is set forth below:

A proposal to approve the selection of Brown Armstrong Paulden
McCown Starbuck Thornburgh and Keeter Accountancy Corporation to serve as independent certified public accountants for the Company for Fiscal Year 2006-2007.

       Affirmative Votes     Negative Votes     Abstains
              849                  2               31

ITEM 5. OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held Saturday, January 20, 2007, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Shareholders' Meeting:

   President                                Jerald Pettibone
   Executive Vice President                 Glenn Hickman
   V.P. - Finance/Chief Financial Officer   Jack Williams
   V.P. - Policy                            Ronald Nunlist
   V.P. - Secretary                         Kurt Brittain
   C. O. O./Asst. Corp. Secretary/G.M.      Jay Jamison

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibit Index:
                                                   Sequential
     Exhibit Number  Item Description              Page Number
     --------------  --------------------------    -----------
           27        Financial Data Schedule
           99        Accountant's Review Report

                           SIGNATURES
                           ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.


Date:      February 16, 2007

Signature: JERALD PETTIBONE
           Jerald Pettibone, President


Date:      February 16, 2007

Signature: JACK WILLIAMS
           Jack Williams, V.P. - Finance/
           Chief Financial Officer


Date:      February 16, 2007

Signature: JAY JAMISON
           Jay Jamison, Chief Operating Officer/
           Assistant Corporate Secretary/General Manager

               REPORT OF INDEPENDENT REGISTERED
               --------------------------------
                    PUBLIC ACCOUNTING FIRM
                    ----------------------





To the Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California


We have reviewed the accompanying balance sheet of Pismo Coast Village, Inc. as of December 31, 2006 and 2005, and the related statements of operations and retained earnings and cash flows for the three month period ended December 31, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

                           BROWN ARMSTRONG PAULDEN
                           McCOWN STARBUCK THORNBURGH & KEETER
                           ACCOUNTANCY CORPORATION




Bakersfield, California
February 16, 2007


                           PISMO COAST VILLAGE, INC.
                           -------------------------
                                BALANCE SHEETS
                                --------------
                DECEMBER 31, 2006 AND 2005 AND SEPTEMBER 30, 2006
                -------------------------------------------------


                                     December 31,  September 30,  December 31,
                                        2006           2006           2005
                                     (Unaudited)     (Audited)     (Unaudited)
                                     -----------    -----------    -----------

               ASSETS
               ------

Current Assets
--------------


Cash and cash equivalents            $   810,478    $ 1,067,100    $ 1,095,549
Investment in certificate of deposit     196,531        102,484        197,356
Accounts receivable                       22,489          1,724         13,793
Inventory                                112,263         97,205        116,707
Current deferred tax assets               58,500         58,500         53,200
Prepaid income taxes                      98,900                       167,100
Prepaid expenses                          43,598         70,805         33,453
                                     -----------    -----------    -----------
Total current assets                   1,342,759      1,397,818      1,677,158

Pismo Coast Village Recreational
--------------------------------
Vehicle Resort and Related Assets -
-----------------------------------

Net of accumulated depreciation        9,786,412      9,815,858      6,705,325

Other Assets                              14,275         14,275         31,620
------------                         -----------    -----------    -----------

  Total Assets                       $11,143,446    $11,227,951    $ 8,414,103
                                     ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.




                                     December 31,  September 30,  December 31,
                                        2006           2006           2005
                                     (Unaudited)     (Audited)     (Unaudited)
                                     -----------    -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


Current Liabilities
-------------------
Accounts payable and
 accrued liabilities                 $    69,312    $   105,253    $    86,506
Accrued salaries and vacation             51,113        160,786         40,727
Rental deposits                          716,177        613,955        552,226
Income taxes payable                                     37,500            -
Current portion of long-term debt        146,557         28,155            -
                                     -----------    -----------    -----------
 Total current liabilities               983,159        945,649        679,459

Long-Term Liabilities
---------------------
Long-term deferred taxes                 266,000        266,000        273,800
N/P Santa Lucia Bank                   2,011,123      2,135,818            -
                                     -----------    -----------    -----------
 Total liabilities                     3,260,282      3,347,467        953,259
                                     -----------    -----------    -----------

Stockholders' Equity
--------------------
Common stock - no par value,
 issued and outstanding
 1,800 shares                          5,647,708      5,647,708      5,647,708
Retained earnings                      2,235,456      2,232,776      1,813,136
                                     -----------    -----------    -----------
 Total stockholders' equity            7,883,164      7,880,484      7,460,844
                                     -----------    -----------    -----------

Total Liabilities and
 Stockholders' Equity                $11,143,446    $11,227,951    $ 8,414,103
                                     ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.



                           PISMO COAST VILLAGE, INC.
                           -------------------------
                STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                ----------------------------------------------
                THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                ---------------------------------------------


                                                          2006        2005
                                                       ----------  ----------
Income
------


Resort operations                                       $ 884,348   $ 740,214
Retail operations                                         213,520     213,019
                                                       ----------  ----------
 Total income                                           1,097,868     953,233
                                                       ----------  ----------

Cost and Expenses
-----------------
Operating expenses                                        871,726     753,268
Cost of goods sold                                        104,428     108,886
Depreciation                                               73,427     126,445
                                                       ----------  ----------
 Total cost and expenses                                1,049,581     988,599
                                                       ----------  ----------

Income (loss) from operations                              48,287     (35,366)

Other Income (Expense)
----------------------
Interest income                                             4,154       4,577
Interest expense                                          (47,161)
                                                       ----------  ----------
 Total other income (expense)                             (43,007)      4,577
                                                       ----------  ----------
Income (Loss) Before
--------------------
 Provision for Income Tax                                   5,280     (30,789)
 ------------------------

Income Tax Expense (Benefit)                                2,600     (62,400)
----------------------------                           ----------  ----------

Net Income                                                  2,680      31,611
----------

Retained Earnings -
-------------------
Beginning of period                                     2,232,776   1,781,525
-------------------                                    ----------  ----------

Retained Earnings -
-------------------
End of period                                          $2,235,456  $1,813,136
-------------                                          ==========  ==========

Net Income Per Share                                   $     1.49  $    17.56
--------------------                                   ==========  ==========

The accompanying notes are an integral part of these financial statements.



                            PISMO COAST VILLAGE, INC.
                            -------------------------
                             STATEMENTS OF CASH FLOWS
                             ------------------------
                 THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                 ---------------------------------------------


                                       2006                     2005
                              -----------------------  ----------------------

Cash Flows From Operating Activities
------------------------------------


Net Income                                 $    2,680              $   31,611
Adjustments to reconcile net
 income to net cash used in
 operating activities:
  Depreciation                $    73,427               $ 126,445
  Increase in certificates
   of deposit                     (94,047)                (96,323)
  (Increase) in
   accounts receivable            (20,765)                 (3,471)
  Increase (decrease)
   in inventory                   (15,058)                    848
  Increase in deferred
   tax asset                                                 (800)
  (Increase) in prepaid
   income taxes                   (98,900)                (85,400)
  Decrease in prepaid expenses     27,207                  15,888
  Decrease in accounts payable
   and accrued liabilities        (35,941)                (17,873)
  Decrease in accrued salaries
   and vacation                  (109,673)                (97,252)
  Increase in rental deposits     102,222                  18,906
  Decrease in income
   taxes payable                  (37,500)
  Increase in long-term
   deferred taxes                                           3,800
                              -----------               ---------
    Total adjustments                        (209,028)               (135,232)
                                           ----------              -----------
    Net cash used in
     operating activities                    (206,348)               (103,621)

Cash Flows From Investing Activities
------------------------------------
Capital expenditures              (43,981)                (97,026)
                              -----------               ---------
    Net cash used in investing
     activities                               (43,981)                (97,026)

Cash Flows From Financing Activities
------------------------------------
Principal payments on
 long-term debt                    (6,293)
                              -----------
    Net cash used in financing
     activities                                (6,293)
                                           ----------              ----------

    Net decrease in cash and cash
     equivalents                             (256,622)               (200,647)

Cash and Cash Equivalents - Beginning
-------------------------------------
 of Period                                  1,067,100               1,296,196
 ---------                                 ----------              ----------

Cash and Cash Equivalents - End of Period  $  810,478              $1,095,549
-----------------------------------------  ==========              ==========
Schedule of Payments of Interest and Taxes
------------------------------------------
Payments for income tax                    $  139,000              $   20,000
Cash paid for interest                     $   47,161              $

The accompanying notes are an integral part of these financial statements.


                          PISMO COAST VILLAGE, INC.
                          -------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
               DECEMBER 31, 2006 AND 2005 AND SEPTEMBER 30, 2006
               -------------------------------------------------


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

A.  Nature of Business
    ------------------
Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

B.  Nature of Presentation
    ----------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of Management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position at December 31 2006 and 2005, the results of operations for the three month periods ended December 31, 2006 and 2005, and cash flows for the three month periods ended December 31, 2006 and 2005.

Certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto as well as other information included in the Company's annual report on Form 10-KSB for the year ended September 30, 2006. The results of operations for the three month periods ended December 31, 2006 and 2005 may not necessarily be indicative of the operating results for the full year.

C.  Inventory
    ---------
Inventory has been valued at the lower of cost or market on a first-in, first-out basis. Inventory is comprised primarily of finished goods in the general store and in the RV shop.

D.  Depreciation and Amortization
    -----------------------------
Depreciation of property and equipment is computed using an accelerated method based on the cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:




       Building and resort improvements          5 to 40 years
       Furniture, fixtures, equipment and
         leasehold improvements                  5 to 31.5 years
       Transportation equipment                  5 to 10 years



E.  Earnings Per Share
    ------------------
The earnings per share are based on the 1,800 shares issued and outstanding.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2006 AND 2005 AND SEPTEMBER 30, 2006
-------------------------------------------------------
PAGE 2
------


Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

F.  Cash and Cash Equivalents
    -------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with a maturity of three months or less when purchased to be cash equivalents.

G.  Concentration of Credit Risk
    ----------------------------
At December 31, 2006, the Company had cash deposits in excess of the $100,000 federally insured limit with Santa Lucia Bank of $644,725. Santa Lucia Bank however has entered into a "contract for deposit of moneys" for $1,500,000 with the Company. This contract states that Santa Lucia Bank will keep as security for the Company's deposits up to $1,500,000 in U.S. Treasury securities with City National Bank of Beverly Hills. The Company receives statements monthly from City National Bank indicating the funds held in trust.

H.  Use of Estimates
    ----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

I.  Revenue and Cost Recognition
    ----------------------------
The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

J.  Advertising
    -----------
The Company follows the policy of charging the costs of non-direct response advertising as incurred. Advertising expense was $10,109 and $7,644 for the three months ended December 31, 2006 and 2005, respectively.

K.  New Accounting Standard
    -----------------------
On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. FIN 48 clarifies SFAS No. 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity's financial statements. Under the guidelines of the Interpretation, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term "more likely than not" means "a likelihood of more than 50 percent." In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2006 AND 2005 AND SEPTEMBER 30, 2006
-------------------------------------------------------
PAGE 3
------


Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

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

Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets
---------------------------------------------------------------------------


At December 31, 2006, September 30, 2006, and December 31, 2005, property and equipment included the following:


                                     December 31,  September 30   December 31,
                                         2006          2006           2005
                                     -----------   ------------   -----------


Land                                 $ 6,894,935    $ 6,911,484   $ 3,860,629
Building and resort improvements       8,124,396      8,076,022     7,740,770
Furniture, fixtures, equipment
 and leasehold improvements              572,809        565,001       563,140
Transportation equipment                 413,511        420,453       391,111
Loan Fees                                 31,800         15,000          -
Construction in progress                  70,216         75,445       176,409
                                     -----------    -----------   -----------
                                      16,107,667     16,063,405    12,732,059
Less: accumulated depreciation        (6,321,255)    (6,247,547)   (6,026,734)
                                     -----------    -----------   -----------

                                     $ 9,786,412    $ 9,815,858   $ 6,705,325
                                     ===========    ===========   ===========


Note 3 - Line of Credit
-----------------------

The Company has a revolving line of credit for $500,000 with Santa Lucia Bank, expiring March 2007. The interest rate is variable at one percent over West Coast Prime with an initial rate of 6.5 percent and an interest rate of 7.75 percent at December 31, 2006. The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of December 31, 2006 and 2005 and September 30, 2006.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2006 AND 2005 AND SEPTEMBER 30, 2006
-------------------------------------------------------
PAGE 4
------


Note 4 - Note Payable
---------------------

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated it with a note for the purchase of another storage lot in Oceano. The total loan currently outstanding is $2,157,680 and was financed over a period of ten years at a variable interest rate currently at 8.75%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $17,818 per month interest and principle.


Future principal payments of the note payable are as follows:


             Year Ending December 31,
             ------------------------


                       2007               $   146,557
                       2008                   170,949
                       2009                   187,091
                       2010                   204,197
                       2011                   222,866
                    Thereafter              1,226,020
                                          -----------
                                          $ 2,157,680
                                          ===========


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

Note 6 - Income Taxes
---------------------


The provision for income taxes is as follows:



                                             December 31,   December 31,
                                                 2006           2005
                                             ------------   ------------
 Income tax provision (benefit)                $ 2,600        $(62,400)
                                               =======        =========


The Company uses the asset-liability method of computing deferred taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate. The Company has not recorded a valuation allowance for deferred tax assets since the benefit is expected to be realized in the following year.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2006 AND 2005 AND SEPTEMBER 30, 2006
-------------------------------------------------------
PAGE 5
------


Note 6 - Income Taxes (Continued)
---------------------------------

The difference between the effective tax rates and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit, and nondeductible variable costs of shareholder usage.

Note 7 - Operating Leases
-------------------------

The Company leases two pieces of property to use as storage lots. One is leased under a seven year agreement for $4,500 per month to be increased annually beginning March 1, 2007 based on the Consumer Price Index.

The second lot is located in Oceano and is leased at $2,840 per month, with the lease expiring December 31, 2006. The lease has converted to a month to month lease, however the lessor is considering a long term renewal at this time.


Future minimum lease payments under the second property lease and the obligation to lease equipment are as follows:


              Year Ended December 31,
              -----------------------


                         2007                  $ 54,000
                         2008                    54,000
                         2009                    54,000
                         2010                    54,000
                         2011                    54,000
                      Thereafter                 63,000
                                               --------
                                               $333,000
                                               ========


Rent expense under these agreements was $22,157 and $21,776 for the three-month period ended December 31, 2006 and 2005, respectively.

Note 8 - Employee Retirement Plans
----------------------------------

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan was $13,062 and $11,363 for the three months ended December 31, 2006 and 2005, respectively.