Form 10QSB
period 2007-03-31
PISMO COAST VILLAGE INC
filed 2007-05-14
CIK 216877

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2007

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

Income from Resort Operations for the three-month period ended March 31, 2007, increased $35,985, or 5.4%, above the same period in 2006. Resort Operations Income for the six-months ended March 31, 2007, increased $180,119, or 12.8%, from the same period ended March 31, 2006. This increase in the quarter and six-months ending March 31, 2007 is due primarily to a year-to-date increase of $142,663, or 42.0%, in RV storage and spotting fees. This activity is a result of additional RV storage capacity after the Company purchased property in 2006. In addition, year-to-date site rental revenue increased 12.5% due a 6.4% increase in paid occupancy.

Income from Retail Operations for the three-month period ended March 31, 2007, increased $22,399, or 12.0%, above the same period in 2006. This increase was primarily due to RV Service increasing revenue by $33,032, or 20.9%, over the same period in 2006. The General Store revenue decreased by 4.2% compared to the previous year due to inventory reduction and undergoing construction for expansion which is expected to be completed mid-June. Income from Retail Operations for the six-month period ending March 31, 2007, increased by $22,900, or 5.7%, over the same period ended March 31, 2006. This increase is a result of occupancy and management's ongoing review of retail product mix, attention to service, and staff training. The Company anticipates moderate growth in both income from resort operations and retail operations through the remainder of Fiscal Year 2007.

Operating expenses for the three-month period ending March 31, 2007, decreased $34,122, or 4.6%, below the same period ended March 31, 2006. This decrease in expenses primarily reflects partial insurance reimbursement towards losses suffered due to a fire in the maintenance building November 12, 2006. The reimbursement has offset the periods notable increases in property taxes, electricity, accounting fees, legal fees, and vehicle expense. For the six-month period ending March 31, 2007, operating expenses increased by $84,336, or 5.6%, above the same period in 2006. This increase reflects property taxes, electricity, tree maintenance, vehicle expense, and accounting fees. Due to the age of the Resort, the Company is undertaking maintenance activity which is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, restroom upgrades, utility improvements, landscaping, and building repair.

Cost of Goods Sold expenses for the three-months ended March 31, 2007, are 54.0% compared to 53.0% for the same period in 2006. For the six-months ended March 31, 2007, Cost of Goods Sold expenses were 51.4% compared to 52.0% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three months ended March 31, 2007, is $46,504, compared to $19,366 for the same period in 2006. For the six-month period ended March 31, 2007, compared to the same period in 2006, interest expense was $93,665 and $19,366 respectively. This expense reflects consolidated financing for the purchase of additional RV storage properties which closed escrow January 11, 2006 and April 6, 2006.

Loss before provisions for taxes on income for the three-month period ended March 31, 2007, decreased by $50,497, and the loss for the six months ended March 31, 2007, decreased by $86,566. The decrease in loss is a reflection of this period's increase in income and management's control of expenses. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

Upon review of operational expenses, occupancy and competition, the Board of Directors will approve adjustments to the nightly site rental rates or towing and storage rates. Due to expenses associated with operations and land value, the Board increased all RV storage rates effective February 1, 2006. Due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs at higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive. It is anticipated the published rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

LIQUIDITY
The Company's plan for capital expenditures of approximately $625,000 in Fiscal Year 2007 has been partially completed according to plan. The reconstruction of thirty-four campsites has been completed as expected. The expansion of the General Store is expected to be completed in mid June. The renovation of the pool restrooms and the installation of a pedestrian gate on the north side of the resort have been completed. Management has determined to postpone the purchase of a trailer tow truck until Fiscal Year 2008.

The Company's current cash position as of March 31, 2007 is $1,329,592, which is 27.5% more than the same position in 2006. This increase in cash reflects positive contributions from all resort revenue producing departments and increased advanced deposits. Rental deposits are 15.5% above the same period in 2006. The present level of cash is being maintained in anticipation for this and next year's large capital expenditures. Management has begun the process of planning and implementing long term renovations to the Resort property which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles.

Accounts payable and accrued liabilities increased $46,113, or 23.2%, from the same period last year. This reflects the financial activity during this period compared to last year relative to the Company's capital projects. All undisputed payables have been paid in full according to the Company's policy.

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


PISMO COAST VILLAGE, INC.


Date:       May 11, 2007

Signature:  JERALD PETTIBONE
            Jerald Pettibone, President


Date:       May 11, 2007

Signature:  JACK WILLIAMS
            Jack Williams, V.P. - Finance/Chief Financial Officer


Date:       May 11, 2007

Signature:  JAY JAMISON
            Jay Jamison, General Manager/
            Chief Executive Officer

               REPORT OF INDEPENDENT REGISTERED
               --------------------------------
                    PUBLIC ACCOUNTING FIRM
                    ----------------------

To the Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California


We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. as of March 31, 2007 and 2006, and the related statements of operations and retained earnings and cash flows for the three month and six month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

                           BROWN ARMSTRONG PAULDEN
                           McCOWN STARBUCK THORNBURGH & KEETER
                           ACCOUNTANCY CORPORATION


Bakersfield, California
May 11, 2007

                   PISMO COAST VILLAGE, INC.
                   -------------------------
                         BALANCE SHEETS
                         --------------
         MARCH 31, 2007 AND 2006 AND SEPTEMBER 30, 2006
         ----------------------------------------------
                              March 31,  September 30,  March 31,
                              ---------  -------------  ---------
                                 2007        2006         2006
                                 ----        ----         ----
                             (Unaudited)   (Audited)  (Unaudited)
                             ----------- ------------ -----------

   ASSETS
   ------
Current Assets
--------------
Cash and cash equivalents   $ 1,329,592  $ 1,067,100  $ 1,042,380
Investment in certificate
 of deposit                     104,494      102,484      100,818
Accounts receivable              51,015        1,724       15,355
Inventory                       142,720       97,205      133,645
Current deferred taxes           58,500       58,500       53,200
Prepaid income taxes            199,200                   212,277
Prepaid expenses                 24,462       70,805       17,565
                            -----------  -----------  -----------
  Total current assets        1,909,983    1,397,818    1,575,240

Pismo Coast Village Recreational
--------------------------------
 Vehicle Resort and Related Assets -
 -----------------------------------
 Net of accumulated
  depreciation               10,059,981    9,800,858    8,905,287

Other Assets                     15,000       29,275      129,275
------------                -----------  -----------  -----------
 Total Assets               $11,984,964  $11,227,951  $10,609,802
                            ===========  ===========  ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current Liabilities
-------------------
Accounts payable and
 accrued expenses           $   244,515  $   105,253  $   198,402
Accrued salaries & vacation      49,395      160,786       51,424
Rental deposits               1,400,725      613,955    1,212,294
Income taxes payable                          37,500
Current portion of
 long-term debt                 151,491       28,155    1,500,000
                            -----------  -----------  -----------
 Total current liabilities    1,846,126      945,649    2,962,120

Long-Term Liabilities
---------------------
Long-term deferred taxes        266,100      266,000      273,600
Note payable                  1,999,239    2,135,818
                            -----------  -----------  -----------
 Total liabilities            4,111,465    3,347,467    3,235,720
                            -----------  -----------  -----------

Stockholders' Equity
--------------------
Common stock - no par value,
 issued and outstanding
 1,800 shares                 5,647,708    5,647,708    5,647,708
Retained earnings             2,225,791    2,232,776    1,726,374
                            -----------  -----------  -----------
 Total stockholders' equity   7,873,499    7,880,484    7,374,082
                            -----------  -----------  -----------
Total Liabilities and
 Stockholders' Equity       $11,984,964  $11,227,951  $10,609,802
                            ===========  ===========  ===========


The accompanying notes are an integral part of these financial statements.

                   PISMO COAST VILLAGE, INC.
                   -------------------------
         STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
         ----------------------------------------------
                           (UNAUDITED)
                           -----------
       THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006
       --------------------------------------------------
                        Three Months           Six Months
                        ------------           ----------
                       Ended March 31,        Ended March 31,
                       ---------------        ---------------
                      2007       2006       2007        2006
                   ---------  ---------  ----------  ----------
Income
------
Resort operations  $ 704,066  $ 668,081  $1,588,414  $1,408,295
Retail operations    208,654    186,255     422,174     399,274
                   ---------  ---------  ----------  ----------
Total income         912,720    854,336   2,010,588   1,807,569
                   ---------  ---------  ----------  ----------

Cost and Expenses
-----------------
Operating expenses   702,473    736,595   1,574,199   1,489,863
Cost of goods sold   112,593     98,735     217,021     207,621
Depreciation          73,880     71,566     147,307     198,011
                   ---------  ---------  ----------  ----------
Total cost and
 expenses            888,946    906,896   1,938,527   1,895,495
                   ---------  ---------  ----------  ----------

Income (Loss) from
 operations           23,774    (52,560)     72,061     (87,926)
                   ---------  ---------  ----------  ----------

Other Income (Expense)
----------------------
Interest and
 dividend income       4,165      2,864       8,319       7,441
Interest expense     (46,504)   (19,366)    (93,665)    (19,366)
                   ---------  ---------  ----------  ----------

 Total other
 income (expense)    (42,339)   (16,502)    (85,346)    (11,925)
                   ---------  ---------  ----------  ----------

Loss Before
 Provision for
 Income Tax          (18,565)   (69,062)    (13,285)    (99,851)

Income Tax Expense
 (Benefit)            (8,900)    17,700      (6,300)    (44,700)
                   ---------  ---------  ----------  ----------

Net Loss           $  (9,665) $ (86,762)     (6,985)    (55,151)
                   =========  =========

Retained Earnings
-----------------
Beginning of period                       2,232,776   1,781,525
                                         ----------  ----------

End of period                            $2,225,791  $1,726,374
                                         ==========  ==========

Net Loss Per Share $   (5.37) $  (48.20) $    (3.88) $   (30.64)
                   =========  =========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                       PISMO COAST VILLAGE, INC.
                       -------------------------
                  STATEMENTS OF CASH FLOWS (UNAUDITED)
                  ------------------------------------
                SIX MONTHS ENDED MARCH 31, 2007 AND 2006
                ----------------------------------------
                                       2007                     2006
                             ----------------------   ----------------------

Cash Flows From Operating Activities
------------------------------------
Net loss                                  $   (6,985)             $  (55,151)
Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
Depreciation                 $  147,307                $ 198,011
Increase in accounts
 receivable                     (49,291)                  (5,033)
Increase in inventory           (45,515)                 (16,090)
Increase in current
 deferred taxes                                             (800)
Increase in prepaid
 income taxes                  (199,200)                (130,577)
Decrease in prepaid expenses     46,343                   31,776
(Increase) decrease in
 other assets                    14,275                  (82,655)
Increase in accounts payable
 & accrued expenses             139,263                   94,024
Decrease in accrued salaries
 & vacation                    (111,391)                 (86,555)
Increase in rental deposits     786,770                  678,974
Decrease in income taxes
 payable                        (37,500)
Increase in deferred taxes          100                    3,600
                             ----------                ---------
Total adjustments                            691,161                 684,675
                                          ----------              ----------

Net cash provided by
 operating activities                        684,176                 629,524

Cash Flows From Investing Activities
------------------------------------
Capital expenditures           (406,431)              (2,383,555)
Decrease (Increase) in
 investment in certificate
 of deposit                      (2,010)                     215
                             ----------                ---------
Net cash used in
 investing activities                       (408,441)             (2,383,340)

Cash Flows From Financing Activities
------------------------------------
Proceeds on note payable                               1,500,000
Principal payments on note
 payable                        (13,243)
                             -----------               ---------
Net cash (used in) provided
 by investing activities                     (13,243)              1,500,000
                                          ----------              ----------

Net increase (decrease) in cash &
 cash equivalents                            262,492                (253,816)

Cash and Cash Equivalents -
---------------------------
 Beginning of Period                       1,067,100               1,296,196
--------------------                      ----------              ----------

Cash and Cash Equivalents -
---------------------------
 End of Period                            $1,329,592              $1,042,380
--------------                            ==========              ==========

Schedule of Payments of Interest & Taxes
----------------------------------------
Payments for interest                        $93,665                 $19,366
Payments for income tax                      $91,235                 $63,077

The accompanying notes are an integral part of these financial statements.

                       PISMO COAST VILLAGE, INC.
                       -------------------------
                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
 MARCH 31, 2007 AND 2006 (UNAUDITED) AND SEPTEMBER 30, 2006 (AUDITED)
 --------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Nature of Business
------------------
Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

Basis of Presentation
---------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of Management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2007 and 2006, the results of operations for the three month periods ended March 31, 2007 and 2006, and cash flows for the six month periods ended March 31, 2007 and 2006.

Certain disclosures normally presented in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim financial statements should be in conjunction with the audited financial statements and notes thereto as well as other information included in the Company's annual report on Form 10-KSB for the year ended September 30, 2006. The results of operations for the three and six month periods ended March 31, 2007 and 2006 may not necessarily be indicative of the operating results for the full year.

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

Earnings Per Share
------------------
The earnings per share reported on the financial statements are based on the 1,800 shares issued and outstanding. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2007 AND 2006 (UNAUDITED) AND SEPTEMBER 30, 2006 (AUDITED)
--------------------------------------------------------------------
PAGE 2
------


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

Concentration of Credit Risk
----------------------------
At March 31, 2007, the Company had cash deposits in excess of the $100,000 federally insured limit with the Santa Lucia Bank of $1,220,940. Santa Lucia Bank however has entered into a "contract for deposit of moneys" for $1,500,000 with the Company. The contract states that Santa Lucia Bank will keep as security for the Company's deposits up to $1,500,000 in U.S. Treasury securities with City National Bank of Beverly Hills. The Company receives statements monthly from City National Bank indicating the funds held in trust.

Revenue and Cost Recognition
----------------------------
The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

Advertising
-----------
The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $18,243 and $17,750 for the six months ended March 31, 2007 and 2006, respectively.

New Accounting Pronouncements
-----------------------------
On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. FIN 48 clarifies SFAS No. 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity's financial statements. Under the guidelines of the Interpretation, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term "more likely than not" means a "likelihood of more than 50 percent." In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2007 AND 2006 (UNAUDITED) AND SEPTEMBER 30, 2006 (AUDITED)
--------------------------------------------------------------------
PAGE 3
------


Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

New Accounting Pronouncements (Continued)
----------------------------------------
FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which the Interpretation is adopted. The Company plans to adopt the new interpretation in 2007. The Company has not yet determined what impact FIN 48 will have on the Company's financial statements.

In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" was issued by the Financial Accounting Standards Board (FASB). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No.157 will become effective for the Company's fiscal year beginning after November 15, 2007, and the Company is currently assessing the potential impact of this Statement on its financial statements.

In September 2006, Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". Registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB will be applied beginning with the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 should have no effect to the financial position and result of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective beginning January 1, 2008 and we are evaluating this pronouncement.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related
--------------------------------------------------------------------
Assets
-------

At March 31, 2007, September 30, 2006 and March 31, 2006, property and equipment included the following:

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2007 AND 2006 (UNAUDITED) AND SEPTEMBER 30, 2006 (AUDITED)
--------------------------------------------------------------------
PAGE 4
------

                                 March 31,  September 30,  March 31,
                                   2007          2006        2006
                               -----------  ------------  -----------
Land                           $ 6,911,735   $6,911,484    $5,869,685
Building and resort
 improvements                    8,104,807    8,076,022     7,740,770
Furniture, fixtures, equipment
 and leasehold improvements        578,766      565,001       567,543
Transportation equipment           420,453      420,453       391,111
Construction in progress           439,355       75,445       434,476
                               -----------  -----------   -----------
                                16,455,116   16,048,405    15,003,585
Less: accumulated depreciation  (6,395,135)  (6,247,547)   (6,098,298)
                               -----------  -----------   -----------
                               $10,059,981   $9,800,858    $8,905,287
                               ===========  ===========   ===========

Note 3 - Line of Credit
-----------------------
The Company renewed its revolving line of credit for $500,000, expiring March 2008. The interest rate is variable at one percent over West Coast Prime, with an initial rate of 6.5 percent and an interest rate of 8.75 percent at March 31, 2007. The purpose of the loan is to augment operating cash needs in off-season months. There was no outstanding amount for the line of credit at March 31, 2007 and 2006 and September 30, 2006.

Note 4 - Note Payable
---------------------
The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano. The total loan currently outstanding is $2,150,730 and was financed over a period of ten years at a variable interest rate currently at 8.75%. The lot in Oceano was formally leased for $4,800 per month and was purchased for $925,000. The payments are currently $17,818 per month interest and principal.

      Year Ending March 31,
      ---------------------
                2008                   $  151,491
                2009                      177,797
                2010                      194,054
                2011                      211,796
                2012                      230,870
             Thereafter                 1,184,722
                                       ----------
                                       $2,150,730
                                       ==========

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

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2007 AND 2006 (UNAUDITED) AND SEPTEMBER 30, 2006 (AUDITED)
--------------------------------------------------------------------
PAGE 5
------

Note 6 - Income Taxes
---------------------
The provision for income taxes is as follows:

                                    March 31,       March 31,
                                      2007            2006
                                    ---------       ---------
Income tax expense (benefit)        $( 6,300)       $(44,700)
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

Note 7 - Operating Leases
-------------------------
The Company leases two pieces of property to use as storage lots. One is leased under a seven year agreement beginning March 1, 2007 for $4,613 per month to be increased annually beginning March 1, 2008 based on the Consumer Price Index.

The second lot is located in Oceano and is leased at $2,840 per month. The lease has converted to a month to month lease; however the lessor is considering a long-term renewal at this time.

Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

      Year Ending March 31,
      ---------------------
              2008                   $   55,356
              2009                       55,356
              2010                       55,356
              2011                       55,356
              2012                       55,356
           Thereafter                   106,099
                                     ----------
                                     $  382,879
                                     ==========

Rent expense under these agreements was $44,427 and $46,351 for the six months ended March 31, 2007 and 2006, respectively.

Note 8 - Employee Retirement Plans
----------------------------------
The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company's matching portion of the 401(k) safe harbor plan was $20,815 for the six months ended March 31, 2007. The contribution to the pension plan for the six months ended March 31, 2006 was $19,378.