Form 10QSB
period 2007-06-30
PISMO COAST VILLAGE INC
filed 2007-08-14
CIK 216877

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
    ACT

    For the transition period from _____ to _____

               Commission file number #0-8463

                  PISMO COAST VILLAGE, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           California                        95-2990441
-----------------------------------------------------------------
 (State or other jurisdiction of             (IRS Employer
  incorporation or organization)            Identification No.)

   165 South Dolliver Street, Pismo Beach, California  93449
-----------------------------------------------------------------
            (Address of principal executive offices)

          (Issuer's telephone number)   (805) 773-5649

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange
Act after the distribution of the securities under a plan confirmed by a court. Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,800

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]


                   PART I -- FINANCIAL INFORMATION

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

Income from Resort Operations for the three-month period ended June 30, 2007, increased $95,826, or 8.0%, above the same period in 2006. Resort Income for the nine months ended June 30, 2007, increased $275,945, or 10.6%, from the same period ended June 30, 2006. This increase in the quarter ending June 30, 2007 is due primarily to an 4.5% increase in paid occupancy, a 17.8% increase in RV storage revenue, and a 30.3% increase in trailer spotting. The increase in paid occupancy is a trend the Company has enjoyed throughout the year and is indicative of the popularity of Pismo Beach and the RV lifestyle. The increase in RV storage revenue is a result of the Company acquiring additional property and increasing storage inventory. The increase in spotting reflects the increase in occupancy and additional fees associated with towing from distant storage facilities. The increase in Resort Operations Income for the nine-month period is a result of a 5.6% paid site occupancy increase. RV storage revenue increased 29.3% due to an increase in storage inventory. Year-to-date revenue for trailer spotting increased 49.9% compared to the previous year due to increased occupancy and towing from distant storage facilities. Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from Retail Operations for the three-month period ended June 30, 2007, decreased $9,918, or (3.3%), below the same period in 2006, of which the RV Shop contributed by increasing revenues 7.1%, or $6,785. The General Store suffered a revenue decrease of 8.5% or $17,607, due to inventory reduction and closure during a six week renovation. The General Store reopened June 14, 2007, with additional floor space. Income from Retail Operations for the nine-month period ending June 30, 2007, increased by $12,982, or 1.8%, over the same period ended June 30, 2006. This increase is a result the RV Shop offsetting a 6% loss in the General Store by increasing revenue 15.7%. The increase in revenue from the RV Shop is due to favorable weather, management's ongoing review of retail product mix, attention to service, and staff training. The Company anticipates moderate growth in both income from resort operations and retail operations through the remainder of Fiscal Year 2007.

Operating Expenses for the quarter ended June 30, 2007, increased $54,607, or 6.9%, from the same period in 2006. This increase in expense is a result of labor, property taxes, repairs and maintenance such as rewiring the clubhouse and laundromat buildings, and vehicle repairs and fuel. Operating Expenses for the nine-month period ended June 30, 2007, increased $138,941, or 6.1%, from the same period in 2006. Previously mentioned expenses affecting the quarter remain consistent with year-to-date 2007, with the addition of tree trimming, accounting, legal, and electricity.

Cost of Goods Sold for 2007 are within projected levels at 55.4% for the quarter and 53.0% year-to-date. Cost of Goods Sold for 2006 were 43.4% and 48.3% respectively.

Interest Expense for the three-month and nine-month periods ended June 30, 2007, is $47,391 and $141,056 respectively, compared to $44,082 and $63,448 the previous year. This expense reflects the financing due to acquiring new RV storage properties which closed escrow January 11, 2006 and April 6, 2006.

Net Income for the quarter ending June 30, 2007, decreased by $13,866, or 5.4%, compared with the same period ending June 30, 2006. This quarterly decrease in Net Income is primarily due to an increase in expenses, Cost of Goods, and Depreciation. Net income for the nine months ending June 30, 2007, increased by $34,279, or 16.9%, compared with the same period ending June 30, 2006. This increase in Net Income is a result of increased site occupancy, storage inventory, and spotting revenue, and management's effort to control expenses. The last quarter of 2007 is expected to provide adequate resources for continuing business and provide for planned capital expenditures.

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

LIQUIDITY
The Company's plan for capital expenditures of approximately $625,000 in Fiscal Year 2007 has been completed according to plan with the exception of the purchase of a tow vehicle that has been postponed to fiscal Year 2008. Projects completed include: reconstruction of thirty-four campsites, expansion of the General Store, renovation of the pool restrooms, and the installation of a pedestrian gate on the north side of the resort.

The Company's current cash position as of June 30, 2007, is $1,368,735, which is 15.3% more than the previous year. This increase in cash reflects the growth in revenue and management's effort to minimize expenses. The present level of cash is being maintained in anticipation of next year's large capital expenditures.

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

Accounts Receivable for period ending June 30, 2007 increased
$65,513, over June 30, 2006, due to timing and increased occupancy and storage business.

Rental Deposits increased $221,549, or 21%, compared to the same period last year due to increased advanced site reservations and storage contracts.

Accounts Payable and accrued liabilities decreased $30,173 to an amount of $144,331 for June 30, 2007, compared to the same period ending 2006. This decrease was primarily due to timing of payment of monthly liabilities. All undisputed payables have been paid in full according to the Company's policy.

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

PISMO COAST VILLAGE, INC.


Date:       August 14, 2007

Signature:  JERALD PETTIBONE
            Jerald Pettibone, President


Date:       August 14, 2007

Signature:  JACK WILLIAMS
            Jack Williams, V.P. Finance/Chief Financial Officer


Date:       August 14, 2007

Signature:  JAY JAMISON
            Jay Jamison, General Manager/Chief Executive Officer

                  REPORT OF INDEPENDENT REGISTERED
                  --------------------------------
                        PUBLIC ACCOUNTING FIRM
                        ----------------------



To the Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California


We have reviewed the accompanying balance sheet of Pismo Coast Village, Inc. as of June 30, 2007 and 2006, and the related statements of operations and retained earnings and cash flows for the three month and nine month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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




STEVEN R STARBUCK

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION



Bakersfield, California
August 14, 2007

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                                BALANCE SHEETS
                                --------------
                 JUNE 30, 2007 AND 2006 AND SEPTEMBER 30, 2006
                 ---------------------------------------------
                                         June 30,   September 30,  June 30,
                                         --------   -------------  --------
                                           2007        2006         2006
                                           ----        ----         ----
                                       (Unaudited)   (Audited)   (Unaudited)
                                      ------------   ---------   -----------

             ASSETS
             ------

Current Assets
--------------
Cash and cash equivalents             $ 1,368,735  $ 1,067,100  $ 1,187,019
Investment in certificate
 of deposit                                95,940      102,484      101,615
Accounts receivable                        76,272        1,724       10,759
Inventory                                 125,381       97,205      137,371
Current deferred taxes                     57,900       58,500       50,400
Prepaid income taxes                       83,430                    80,717
Prepaid expenses                           15,897       70,805       13,302
                                      -----------  -----------  -----------
  Total current assets                  1,823,555    1,397,818    1,581,183

Pismo Coast Village Recreational
--------------------------------
 Vehicle Resort and Related Assets -
 -----------------------------------
 Net of accumulated
  depreciation                         10,154,872    9,800,858    9,893,486

Other Assets                               15,000       29,275       14,275
------------                          -----------  -----------  -----------
  Total Assets                        $11,993,427  $11,227,951  $11,488,944
                                      ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
-------------------
Accounts payable and
 accrued expenses                     $   144,332  $   105,253  $   174,504
Accrued salaries & vacation                46,542      160,786       45,868
Rental deposits                         1,277,015      613,955    1,055,466
Income taxes payable                                    37,500
Current portion of
 long-term debt                           157,275       28,155    2,320,164
                                      -----------  -----------  -----------
  Total current liabilities             1,625,164      945,649    3,596,002

Long-Term Liabilities
---------------------
Long-term deferred taxes                  263,300      266,000      260,900
Note payable-net of
 current portion                        1,987,391    2,135,818
                                      -----------  -----------  -----------
  Total liabilities                     3,875,855    3,347,467    3,856,902
                                      -----------  -----------  -----------

Stockholders' Equity
--------------------
Common stock - no par value,
 issued and outstanding
 1,800 shares                           5,647,708    5,647,708    5,647,708
Retained earnings                       2,469,864    2,232,776    1,984,334
                                      -----------  -----------  -----------
  Total stockholders' equity            8,117,572    7,880,484    7,632,042
                                      -----------  -----------  -----------

 Total Liabilities and
  Stockholders' Equity                $11,993,427  $11,227,951  $11,488,944
                                      ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                            PISMO COAST VILLAGE, INC.
                            -------------------------
                  STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  ----------------------------------------------
                                   (UNAUDITED)
                                   -----------
                THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006
                --------------------------------------------------

                                     Three Months            Nine Months
                                     ------------            -----------
                                    Ended June 30,          Ended June 30,
                                    --------------          --------------
                                  2007        2006        2007        2006
                               ----------  ----------  ----------  ----------

Income
------
Resort operations              $1,281,700  $1,185,874  $2,870,114  $2,594,169
Retail operations                 293,022     302,940     715,196     702,214
                               ----------  ----------  ----------  ----------
  Total income                  1,574,722   1,488,814   3,585,310   3,296,383
                               ----------  ----------  ----------  ----------

Cost and Expenses
-----------------
Operating expenses                842,330     787,726   2,416,530   2,277,589
Cost of goods sold                162,451     131,502     379,472     339,123
Depreciation                       72,087      62,173     219,394     260,184
                               ----------  ----------  ----------  ----------
  Total cost and expenses       1,076,868     981,401   3,015,396   2,876,896
                               ----------  ----------  ----------  ----------

Income from operations            497,854     507,413     569,914     419,487
                               ----------  ----------  ----------  ----------

Other Income (Expense)
----------------------
Interest and dividend income        3,611       3,329      11,930      10,770
Interest expense                  (47,391)    (44,082)   (141,056)    (63,448)
                               ----------  ----------  ----------  ----------
  Total other income (expense)    (43,780)    (40,753)   (129,126)    (52,678)
                               ----------  ----------  ----------  ----------

Income Before Provision for
 Income Tax                       454,074     466,660     440,788     366,809

Income Tax Expense                210,000     208,700     203,700     164,000
                               ----------  ----------  ----------  ----------

Net Income                     $  244,074  $  257,960     237,088     202,809
                               ==========  ==========

Retained Earnings
-----------------

Beginning of period                                     2,232,776   1,781,525
                                                       ----------  ----------

End of period                                          $2,469,864  $1,984,334
                                                       ==========  ==========

Net Income Per Share           $   135.60  $   143.31  $   131.72  $   112.67
                               ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                            PISMO COAST VILLAGE, INC.
                            -------------------------
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      ------------------------------------
                    NINE MONTHS ENDED JUNE 30, 2007 AND 2006
                    ----------------------------------------

                                        2007                    2006
                               ----------------------  ----------------------

Cash Flows From Operating Activities
------------------------------------
Net Income                                 $  237,088              $  202,809
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
 Depreciation                  $219,394                $  260,184
 Increase in accounts
  receivable                    (74,548)                     (437)
 Increase in inventory          (28,176)                  (19,816)
 Decrease in current
  deferred taxes                    600                     2,000
(Increase) decrease in
  prepaid income taxes          (83,430)                      983
 Decrease in prepaid expenses    54,908                    36,039
 Decrease in other assets        14,275                    17,345
 Increase in accounts payable
 and accrued expenses            39,079                    70,126
 Decrease in accrued salaries
 & vacation                    (114,244)                  (92,111)
 Increase in rental deposits    663,060                   522,146
 Decrease in income taxes
  payable                       (37,500)
 Decrease in deferred taxes      (2,700)                   (9,100)
                               --------                ----------
   Total adjustments                          650,718                 787,359
                                           ----------              ----------
   Net cash provided by
    operating activities                      887,806                 990,168

Cash Flows From Investing Activities
------------------------------------
Capital Expenditures           (573,408)               (3,418,927)
Decrease (increase) in
 investment in CD                 6,544                      (582)
                               --------                ----------
  Net cash used in investing
   activities                                (566,864)             (3,419,509)

Cash Flows From Financing Activities
------------------------------------
Proceeds from notes payable                             2,325,000
Payments on note payable        (19,307)                   (4,836)
                               --------                ----------
  Net cash (used in) provided
   by investing activities                    (19,307)              2,320,164
                                           ----------              ----------

  Net increase (decrease) in cash
   & cash equivalents                         301,635                (109,177)

Cash and Cash Equivalents -
----------------------------
 Beginning of Period                        1,067,100               1,296,196
 -------------------                       ----------              ----------

Cash and Cash Equivalents -
----------------------------
 End of Period                             $1,368,735              $1,187,019
 -------------                             ==========              ==========

Schedule of Payments of Interest and Taxes
------------------------------------------
Payments for interest                      $  141,056              $   63,448
Payments for income tax                    $   96,410              $   87,040

The accompanying notes are an integral part of these financial statements.

                            PISMO COAST VILLAGE, INC.
                            -------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
        JUNE 30, 2007 AND 2006 (UNAUDITED) AND SEPTEMBER 30, 2006 (AUDITED)
        -------------------------------------------------------------------


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Nature of Business
------------------
Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

Basis of Presentation
---------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Unites States Securities and Exchange Commission. In the opinion of Management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 2007 and 2006, the results of operations for the three month and nine month periods ended June 30, 2007 and 2006, and cash flows for the nine month periods ended June 30, 2007 and 2006.

Certain disclosures normally presented in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto as well as other information included in the Company's annual report on Form 10-KSB for the year ended September 30, 2006. The results of operations for the three and nine month periods ended June 30, 2007 and 2006 may not necessarily be indicative of the operating results for the full year.

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

Earnings Per Share
------------------
The earnings per share is based on the 1,800 shares issued and outstanding. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2007 AND 2006 (UNAUDITED) AND SEPTEMBER 30, 2006 (AUDITED)
-------------------------------------------------------------------
PAGE 2
------



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

Concentration of Credit Risk
----------------------------
At June 30, 2007, the Company had cash deposits in excess of the $100,000 federally insured limit with Santa Lucia Bank of $1,285,396, however, the Company has an Excess Deposit Insurance Bond which secures deposits up to $1,500,000.

Revenue and Cost Recognition
----------------------------
The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

Advertising
-----------
The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $30,543 and $36,735 for the nine months ended June 30, 2007 and 2006, respectively.

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

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2007 AND 2006 (UNAUDITED)
----------------------------------
AND SEPTEMBER 30, 2006 (AUDITED)
--------------------------------
PAGE 3
------


Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

New Accounting Standard (Continued)
-----------------------------------
FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 should be reported as an adjustment to retained earnings at the beginning of the period in which the Interpretation is adopted. The Company plans to adopt the new interpretation for its fiscal year beginning October 1, 2007. The Company has not yet determined what impact FIN 48 will have on the Company's financial statements.

In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" was issued by the financial Accounting Standards Board (FASB). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for the Company's fiscal year beginning after November 15, 2007, and the Company is currently assessing the potential impact of this Statement on its financial statements.

In September 2006, Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." Registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB will be applied beginning with the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 should have no effect to the financial position and result of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective beginning January 1, 2008 and we are evaluating this pronouncement.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2007 AND 2006 (UNAUDITED) AND SEPTEMBER 30, 2006 (AUDITED)
-------------------------------------------------------------------


PAGE 4
------


Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets
---------------------------------------------------------------------------
At June 30, 2007, September 30, 2006 and June 30, 2006, property and equipment included the following:

                              June 30, 2007  September 30, 2006  June 30, 2006
                              -------------  ------------------  -------------
  Land                         $ 6,911,735      $ 6,911,484       $ 6,911,484
  Building and resort
   improvements                  8,626,678        8,076,022         8,072,085
  Furniture, fixtures,
   equipment and leasehold
   improvements                    585,755          565,001           570,066
  Transportation equipment         426,142          420,453           413,511
  Construction in progress          71,784           75,445            86,815
  Loan Fees
                               -----------      -----------       -----------
                                16,220,094       16,048,405        16,053,961
  Less: accumulated
   depreciation                 (6,467,222)      (6,247,547)       (6,160,475)
                               -----------      -----------       -----------
                               $10,154,872      $ 9,800,858       $ 9,893,486
                               ===========      ===========       ===========

Depreciation expense was $219,394 and $260,184 for the period ended June 30, 2007 and 2006, respectively.

Note 3 - Line of Credit
-----------------------
The Company renewed its revolving line of credit for $500,000, expiring March 2008. The interest rate is variable at one percent over West Coast Prime, with an initial rate of 6.5 percent and an interest rate of 8.75 percent at June 30, 2007. The purpose of the loan is to augment operating cash needs in off-season months. There was no outstanding amount for the line of credit at June 30, 2007 and at June 30, 2006.

Note 4 - Note Payable
---------------------

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano. The total loan currently outstanding is $2,144,666 and was financed over a period of ten years at a variable interest rate currently at 8.75%.
The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $17,818 per month interest and principal.

Future minimum payments are as follows:

         Period Ended June 30,
         ---------------------
                 2008                        $  157,275
                 2009                           184,624
                 2010                           201,505
                 2011                           219,928
                 2012                           239,734
              Thereafter                      1,141,600
                                             ----------
                                             $2,144,666
                                             ==========

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2007 AND 2006 (UNAUDITED) AND SEPTEMBER 30, 2006 (AUDITED)
-------------------------------------------------------------------
PAGE 5
------


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

Note 6 - Income Taxes
---------------------
The provision for income taxes is as follows:

                                     June 30, 2007       June 30, 2006
                                     -------------       -------------
Income tax expense                     $203,700             $164,000
                                       ========             ========

The Company uses the asset-liability method of computing deferred taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate. The Company has not recorded a valuation allowance for deferred tax assets since the benefit is expected to be realized in the following year.

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

The Company has a five year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2007 AND 2006 (UNAUDITED) AND SEPTEMBER 30, 2006 (AUDITED)
-------------------------------------------------------------------
PAGE 6
------


Note 7 - Operating Leases (Continued)
-------------------------------------
Future minimum lease payments and an obligation to lease equipment are as follows:


                  Period Ended June 30,
                  ---------------------
                      2008                           $ 60,321
                      2009                             60,321
                      2010                             60,321
                      2011                             60,321
                      2012                             60,321
                   Thereafter                          92,260
                                                     --------
                                                     $393,865
                                                     ========

Rent expense under these agreements was $68,375 and $65,649 for the nine months ended June 30, 2007 and 2006, respectively.

Note 8 - Employee Retirement Plans
----------------------------------
The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company's matching portion of the 401(k) safe harbor plan was $30,218 for the nine months ended June 30, 2007. The contribution to the pension plan for the nine months ended June 30, 2006 was $27,671.