Form 10KSB
period 2007-09-30
PISMO COAST VILLAGE INC
filed 2007-12-27
CIK 216877

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB
                                 -----------

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Fiscal Year ended September 30, 2007
                              ------------------

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State issuer's revenues for its most recent fiscal year.  $5,402,890

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal
quarter.   $56,512,000

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

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2008 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 19, 2008 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format:  (Check one): YES [ ]  NO [X]


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

PUBLIC AND SHAREHOLDER USERS
The present policy of the Company is to offer each shareholder the opportunity for 45 days of free use of sites at the Resort, 25 days may be used during prime time and 20 days during non-prime time. The free use of sites by shareholders is managed by designating the nights of the year as prime time and non-prime time. A prime time night is one that is most in demand, for example, Memorial Day Weekend and the period from mid-June until Labor Day. Non-prime time is that time with the least demand. Each shareholder is furnished annually a calendar that designates the prime and non-prime time days; it also provides a schedule of when reservations can be made and the procedure for making reservations. Shareholder's free use of sites average approximately 21% to 24% annually (refer to Item 6. Result of Operations MD&A, page 9).

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

COMPETITION
The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities which include 31 Channels of Satellite TV, high-speed wireless Internet service throughout the property, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service which includes RV storage and RV repair and service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In November 2007, Pismo Coast Village RV Resort was awarded the designation of 2007/2008 RV Park of the Year, Large Park Category, by the National Association of RV Parks and Campgrounds (ARVC)which has a membership of more than 3,900 properties. Pismo Coast Village RV Resort also received national Park of the Year honors in 1999, 1997, and 1995. In Fiscal Year 2004, Pismo Coast Village, Inc., was awarded the designation of RV Park of the Year, Mega Park Category 2004, by the California Travel Parks Association (CTPA). These factors allow the Resort to price its site rental fees above most of its competition based on perceived value received.

Competition for the tourist market is keen between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's Internet web page to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $52,879 for Fiscal Year 2007 which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

EMPLOYEES
As of September 30, 2007, the Company employed approximately 57 people with 28 of these on a part-time basis and 29 on a full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 50 employees to 64 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION
The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing operational expenses and conducting a local comparative rate study, the Board voted to increase RV storage rates effective April 1, 2006. The new storage rate increased the monthly base rate $6, or 15.7%, per unit. The Board also elected to increase the summer prime time site rental rate from $47 to $49 per night effective October 1, 2006. The 2007 08 Fiscal Plan does not include rate increases for RV storage, however, there is a two dollar per night site rental rate increase effective January 1, 2008. It is anticipated the proposed rates will continue to market site usage at is highest value and not negatively impact the Company's ability to capture an optimum market share.

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

In 1980, the Company purchased a 2.1 acre parcel of real property located at 2250 22nd Street, Oceano, California, at a price of $66,564. The property is being used by the Company as a storage facility for recreational vehicles. The storage capacity of this lot is approximately 123 units.

In 1981, the Company exercised an option and purchased a 3.3 acre parcel located at 300 South Dolliver Street, Pismo Beach, California, at a price of $300,000. The property, which previously had been leased by the Company, is used primarily as a recreational vehicle storage yard. The storage capacity of this lot is approximately 220 units.

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

Due to the continued demand for RV storage and the denial of the aforementioned permit, the Board of Directors elected to purchase additional property. On January 11, 2006, the Company closed escrow on a six-acre property already developed as an RV storage facility. The purchase price was $2.1 million, and included approximately 80 existing storage customers. This property had been permitted and developed the previous year, and is considered in good condition with a capacity of approximately 378 units.

On April 6, 2006, the Company purchased the 2.2 acre property in Oceano it previously rented from Union Pacific Railroad for RV storage. The purchase price was $925,000 and the condition is considered good. The lot is operating at full capacity with 190 units.

Funding for these acquisitions was obtained through a local lending institution with a balance owed as of September 30, 2007, of $2,138,463.

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

Associated with the previously mentioned property, and included within the fenced storage perimeter, is the lease of a ten foot by 960 foot section belonging to Union Pacific Railroad. This lease also allows for the Company's fence to encroach upon the lessor's property. This annual lease is currently $1,591, with a 3% automatic annual increase.

In 1991, the Company developed a lease for a five-acre RV storage lot at the Oceano Airport clear zone as storage for approximately 350 RVs. This lot was developed to replace a 100-unit storage lot that was closed when the lease was not renewed. Construction was completed in January 1992 and capital improvements in the amount of $330,768 were made to this property of which $300,000 was financed and paid in full during Fiscal 1997. The original lease on the storage lot was for five years and the Company has executed a third five-year option with the County of San Luis Obispo which expired December 31, 2006. In response to the Company's request for another five-year extension, the County has answered that until the Oceano Airport Master Plan is updated the lease will be a month-to month holdover.

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 per month for the second year and continuing years are tied to the "CPI" index. During Fiscal Year 2007, lease payments were made in the amount of $34,357. Current rent payments are $2,933 and may be impacted in the future by the recently approved flood district assessment.

In March of 2006, the Company entered into a seven-year lease with Sheridan Properties LP, (formerly Vawter Investments, LP), owners of four acres the Company will utilize for RV storage. The Company developed the property and received concessions through limited free and discounted rent. The property was occupied for storage in June 2006 and is expected to store approximately 240 units.

Lease payments are currently $4,612 per month and will escalate March 1st of each year by the Consumer Price Index (CPI). During Fiscal Year 2007, lease payments were made in the amount of $54,787.

The Resort leases out areas to other companies to insure that the best service and equipment are available for guest use. These areas are leased from the Company pursuant to the herein below described leases.

1. RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC. This agreement is dated November 1, 2007, and pursuant to this agreement, the Company granted Coin Amusements, Inc. the concession to operate various coin-operated game units at the Resort. The one year term expires on October 31, 2008, and continued renewal is expected without significant impact.

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

3. PISMO COAST INVESTMENTS
The Company renewed a lease agreement with Ms. Jeanne Sousa, a California Corporations Licensed Broker, for the lease of a 200-square foot building at the Resort from which she conducts sales activities in the Company's stock. The term of the lease is for four years commencing on January 1, 2004 and ending on December 31, 2007. Continued renewal is expected without significant impact. Termination or cancellation may be made by either Lessor or Lessee by giving the other party sixty (60) days written notice.

ITEM 3. LEGAL PROCEEDINGS
No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Paragraph inapplicable.


                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. MARKET INFORMATION
There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company shares as Pismo Coast Investments. The last transaction the Company is aware of occurred on September 24, 2007 at a price of $32,500 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

The following table sets forth the high and low closing sales prices, without commissions, as reported by Pismo Coast Investments for the period October 1, 2005 to September 30, 2007.

Fiscal Year Ended September 30, 2006
------------------------------------
                                            High       Low
                                          -------    -------
First Quarter                             $27,000    $27,000
Second Quarter                            $28,500    $28,000
Third Quarter                             $30,000    $28,500
Fourth Quarter                            $32,000    $30,000

Fiscal Year Ended September 30, 2007
------------------------------------
                                            High       Low
                                          -------    -------
First Quarter                             $32,500    $32,000
Second Quarter                            $32,500    $32,500
Third Quarter                             $32,500    $32,500
Fourth Quarter                            $32,500    $32,500

b. HOLDERS
The approximate number of holders of the Company's common stock on September 30, 2007 was 1,537.

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

CURRENT OPERATING PLANS
The Board of Directors continues its previously established policy by adopting a stringent conservative budget for Fiscal Year 2008, which projects a positive cash flow of approximately $1,112,094 from operations. While the Company projects a positive cash flow, this cannot be assured for Fiscal Year 2008.

Capital expenditures planned for 2008 include the continued enhancement of RV sites and services including upgrading 32 sites, upgrading the resort's main electric switchgear, road paving, pool renovation, replacing the clubhouse windows, and a tow truck to move stored RV units. These investments are projected to be approximately $659,500, some of which can be deferred, if necessary. These proposed capital improvements will be funded from cash from operations, from existing working capital, and, if necessary, from financing obtained by the Company. Thus, budgeted cash flow for the year is expected to be within the Company's capabilities based on its present working capital position. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

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

Net cash provided by operating activities totaled $1,020,650, in 2007, and is consistent with the amount provided in the prior period ($1,036,757 in 2006).

During Fiscal Year 2007, cash investments of $574,516 included reconstruction of thirty-four RV campsites, expansion of the General Store, renovation of the pool restrooms, and the installation of a pedestrian gate on the north side of the resort. During Fiscal Year 2006, cash investments of $3,428,375 included complete renovation of thirty-nine RV sites, the purchase of two properties to use for RV storage, and the improvement of a leased property to accommodate RV storage. As of September 30, 2007, the Company carried a debt of $2,138,463 as a result of acquiring the two properties.

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

Fiscal Year 2007's current ratio (current assets to current liabilities) of
1.41 decreased from Fiscal Year 2006's current ratio of 1.48. The decrease in current ratio is the result of increased income taxes payable, increased current portion of long-term debt, and an increase in rental deposits.

Working Capital increased to $527,582 at the end of Fiscal Year 2007, compared with $452,169 at year end Fiscal Year 2006. This increase is primarily a result of increased operating income in the current year, as detailed below under the heading "Results of Operations."

CAPITAL RESOURCES AND PLANNED EXPENDITURES
The Company plans capital expenditures up to $659,500 in Fiscal Year 2008 to further enhance the Resort facilities and services. This would include renovation of thirty-two campsites, electrical switchgear upgrade, road paving, pool area renovation, clubhouse window replacement, and a new tow vehicle. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR TO YEAR COMPARISON

INCOME: Increased over the prior fiscal year ended September 30, 2007, by $416,783, or 8.4%.

                      INCOME BY SEGMENT
                               2007               2006
OCCUPANCY
% of Shareholder Site Use        23.6%              22.5%
% of Paid Site Rental            52.5%              50.0%
% Total Site Occupancy           76.1%              72.8%
% of Storage Rental              86.0%              83.0%
  Average Paid Site             $40.33             $39.84

RESORT OPERATIONS
Site Rental                 $3,093,399         $2,929,200
Storage Operations           1,041,709            829,682
Support Operations             167,897            160,753
  Total                      4,303,005          3,919,635

RETAIL OPERATIONS
Store                          676,055            693,029
RV Repair/Parts store          408,646            358,646
  Total                      1,084,701          1,051,675

INTEREST INCOME                 15,184             14,797
OTHER INCOME                       -                  -
TOTAL INCOME                $5,402,890         $4,986,107

Occupancy rates on the previous table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, Laundromat, recreational activities, and other less significant sources.

2007 COMPARED WITH 2006
Resort operations income increased $383,370, or 9.8%, primarily due to a $212,027, or 25.5%, increase in RV storage and spotting activity. This increase is a reflection of additional storage units following the Company's purchase of more storage property in 2006. Spotting revenue increased $63,579, or 36%, due to the increased number of units, and, the fact some units are moved a longer distance and charged accordingly. In addition, the Resort realized a $164,224, or 5.6%, increase in site rental revenue. This increase in site rental income is a reflection of a 4.3% increase in paid site occupancy. Occupancy projections for site rental and RV storage continue to look strong as the local region enjoys mild weather and an ongoing positive trend of outdoor recreation and camping.

Retail operations income increased $33,026, or 3.1%, due to a $50,000, or 13.9%, increase in RV Service operation. This increase in RV Service is a reflection on management's efforts to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service. General Store revenue decreased $16,974, or 2.4%, due to the impact of the store renovation which included a temporary inventory reduction and relocation.

Interest Income increased 2.6% to $15,184 over the previous year as a result of current financial institution trends of improved interest rates, and increased cash and cash equivalents throughout most of the year. Reserves are maintained in preparation for capital expenditure projects to improve the Resort's facilities and services.

Operating Expenses increased $216,141, or 6.7%, as a result of property tax, payroll, landscaping, accounting, legal, insurance, credit card processing, electricity, property repairs and maintenance, vehicle operation and maintenance, and computer expense. Maintaining the conservative approach, most expense items were managed well below Plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Depreciation Expense decreased 16.2% due to certain assets reaching the end of their depreciable life and the 2007 capital expenditure items will receive depreciation benefit over a longer period.

Interest Expense increased from $114,648 in Fiscal Year 2006 to $188,703 in 2007. This increase was due to a full year of financing the new RV storage properties through a local lending institution.

Casualty Income, as referenced on the Statement of Operations, reflects insurance disbursements not yet expended following a fire damaging the resort's maintenance building November 12, 2006.

Income before provision for income taxes of $979,933, a 19.9% increase above last year, is reflective of the Company's current pricing policies and continuing efforts to maximize Resort services and value. This figure also represents management's effort to control expenses.

Net income of $521,433 for Fiscal Year 2007, was an increase of $70,182, or 15.5%, over a net income of $451,251 the previous year. This increase in net income is a reflection of positive business performance in 2007.

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

Our continued success will depend to a significant extent on the efforts and abilities of our C.E.O. and General Manager, Jay Jamison. Mr. Jamison is important to our business and strategy and to the extent that were he to depart and is not replaced with an experienced substitute, Mr. Jamison's departure could harm our operations, financial condition and operating results.

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

ITEM. 7 FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT REGISTERED
                        --------------------------------
                            PUBLIC ACCOUNTING FIRM
                            ----------------------

To the Board of Directors and
Stockholders of Pismo Coast Village, Inc.
Pismo Beach, California

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (a California corporation) as of September 30, 2007 and 2006, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                         BROWN ARMSTRONG PAULDEN
                         McCOWN STARBUCK THORNBURGH & KEETER
                         ACCOUNTANCY CORPORATION

Bakersfield, California
November 28, 2007

                           PISMO COAST VILLAGE, INC.
                                BALANCE SHEETS
                          SEPTEMBER 30, 2007 AND 2006
                                                       2007        2006
                                                   -----------   -----------
                                    ASSETS
Current Assets
Cash and cash equivalents                          $ 1,585,341   $ 1,067,100
Investment in certificate of deposit                     4,867       102,484
Accounts receivable                                     35,243         1,724
Inventory                                              109,286        97,205
Current deferred taxes                                  62,500        58,500
Prepaid expenses                                        24,405        70,805
                                                   -----------   -----------
 Total current assets                                1,821,642     1,397,818

Pismo Coast Village Recreational
 Vehicle Resort and Related Assets - Net            10,084,279     9,800,858

Other Assets                                            19,976        29,275
                                                   -----------   -----------
 Total Assets                                      $11,925,897   $11,227,951
                                                   ===========   ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities           $   122,010   $   105,253
Accrued salaries and vacation                          157,464       160,786
Rental deposits                                        763,143       613,955
Income taxes payable                                    79,100        37,500
Current portion of long-term debt                      172,343        28,155
                                                   -----------   -----------
 Total current liabilities                           1,294,060       945,649
                                                   -----------   -----------

Long-Term Liabilities
Long-term deferred taxes                               263,800       266,000
N/P Santa Lucia Bank                                 1,966,120     2,135,818
                                                   -----------   -----------
 Total Liabilities                                   3,523,980     3,347,467
                                                   -----------   -----------

Stockholders' Equity
Common stock - no par value, issued
 and outstanding, 1,800 shares                       5,647,708     5,647,708
Retained earnings                                    2,754,209     2,232,776
                                                   -----------   -----------
 Total stockholders' equity                          8,401,917     7,880,484
                                                   -----------   -----------
 Total Liabilities and
 Stockholders' Equity                              $11,925,897   $11,227,951
                                                   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                           PISMO COAST VILLAGE, INC.
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
                    YEARS ENDED SEPTEMBER 30, 2007 AND 2006
                                                      2007        2006
                                                   ----------  ----------
Income
Resort operations                                  $4,303,005  $3,919,635
Retail operations                                   1,084,701   1,051,675
                                                   ----------  ----------
 Total income                                       5,387,706   4,971,310
                                                   ----------  ----------

Costs and Expenses
Operating expenses                                  3,416,484   3,200,343
Cost of goods sold                                    539,295     506,404
Depreciation                                          291,095     347,261
                                                   ----------  ----------
 Total costs and expenses                           4,246,874   4,054,008
                                                   ----------  ----------

Income from operations                              1,140,832     917,302

Other Income (Expense)
Interest/dividend income                               15,184      14,797
Interest expense                                     (188,703)   (114,648)
Casualty income                                        12,620
                                                   ----------  ----------
 Total other income (expense)                        (160,899)    (99,851)
                                                   ----------  ----------

Income Before Provision
 for Income Taxes                                     979,933     817,451

Income Tax Expense                                    458,500     366,200
                                                   ----------  ----------

Net Income                                            521,433     451,251

Retained Earnings -
 Beginning of Year                                  2,232,776   1,781,525
                                                   ----------  ----------

Retained Earnings -
 End of Year                                       $2,754,209  $2,232,776
                                                   ==========  ==========

Net Income Per Share                               $   289.69  $   250.70
                                                   ==========  ==========

The accompanying notes are an integral part of these financial statements.

                           PISMO COAST VILLAGE, INC.
                           STATEMENTS OF CASH FLOWS
                   YEARS ENDED SEPTEMBER 30, 2007 AND 2006
                                                       2007        2006
                                                    ----------  ----------
Cash Flows From Operating Activities
Net income                                          $  521,433  $  451,251
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation                                           291,095     347,261
Deferred income tax                                     (6,200)    (10,100)
(Increase) decrease in accounts receivable             (33,519)      8,598
(Increase) decrease in inventory                       (12,081)     20,350
Decrease(increase) in prepaid expenses                  46,400     (21,464)
Increase in prepaid income taxes                                    81,700
Decrease in other assets                                 9,299      17,345
Increase in accounts payable
 and accrued liabilities                                16,757         874
(Decrease) increase in accrued
 salaries and vacation                                  (3,322)     22,807
Increase in rental deposits                            149,188      80,635
Increase in income taxes payable                        41,600      37,500
                                                    ----------  ----------
 Total adjustments                                     499,217     585,506
                                                    ----------  ----------
Net cash provided by operating
 activities                                          1,020,650   1,036,757
                                                    ----------  ----------
Cash Flows From Investing Activities
Maturities of certificate of deposit                   102,484        -
Investment in certificate of deposit                    (4,867)     (1,451)
Capital expenditures                                  (574,516) (3,428,375)
                                                    ----------  ----------
 Net cash used in investing activities                (476,899) (3,429,826)
                                                    ----------  ----------

Cash Flows From Financing Activities
Proceeds from issuance of notes payable                          2,163,973
Principal repayments of note payable                   (25,510)
                                                    ----------  ----------
 Net cash provided by/(used in)
  financing activities                                 (25,510)  2,163,973
                                                    ----------  ----------
Net increase (decrease) in cash
 and cash equivalents                                  518,241    (229,096)

Cash and Cash Equivalents -
 Beginning of Year                                   1,067,100   1,296,196
                                                    ----------  ----------

Cash and Cash Equivalents -
 End of Year                                        $1,585,341  $1,067,100
                                                    ==========  ==========

Schedule of Payments of Interest and Taxes
Cash paid for income tax                            $  284,055  $  237,157
Cash paid for interest                              $  188,703  $  114,648

The accompanying notes are an integral part of these financial statements.

                            PISMO COAST VILLAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2007 AND 2006
                          -----------------------------

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

          Building and park improvements          5 to 40 years
          Furniture, fixtures, equipment and
           leasehold improvements                 3 to 31.5 years
          Transportation equipment                5 to 10 years
          Loan Fees                               5 years

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

F.  Concentration of Credit Risk
    ----------------------------
At September 30, 2007, the Company had cash deposits in excess of the $100,000 federally insured limit with Santa Lucia Bank of $1,367,756, however, the Company has an Excess Deposit Insurance Bond which secures deposits up to $1,500,000.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
PAGE 2
-----------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

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

I.  Advertising
    -----------
The Company follows the policy of charging the costs of non-direct response advertising to expense as incurred. Advertising expense was $52,879 and $49,203 for the years ended September 30, 2007 and 2006, respectively.

J.  Income taxes
    -----------
Income taxes are provided based on the liability method of accounting. The provision for income taxes is based on reported pre-tax financial statement income. Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting, and principally relate to differences in the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which differences are expected to reverse. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

K.  New Accounting Pronouncements
    -----------------------------
On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. FIN 48 clarifies SFAS NO. 109, Accounting for Income Taxes, to indicate a criterion that an individual tax position would have to meet for some or all of the income tax benefit to be recognized in a taxable entity's financial statements. Under the guidelines of the Interpretation, an entity should recognize the financial statement benefit of a tax position if it determines that it is more likely than not that the position will be sustained on examination. The term "more likely than not" means "a likelihood of more than 50 percent." In assessing whether the more-likely-than-not criterion is met, the entity should assume that the tax position will be reviewed by the applicable taxing authority.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
PAGE 3
-----------------------------

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

In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" was issued by the Financial Accounting Standards Board (FASB). This statement defines fair value, established a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 will become effective for the Company's fiscal year beginning after November 15, 2007, and the Company is currently assessing the potential impact of this Statement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective beginning January 1, 2008 and the Company is evaluating this pronouncement.

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS
---------------------------------------------------------------------------
At September 30, 2007 and 2006, property and equipment included the following:

                                               2007          2006
                                           -----------   -----------
          Land                             $ 6,894,935   $ 6,894,935
          Building and park
           improvements                      8,628,387     8,092,571
          Furniture, fixtures, equipment
           and leasehold improvements          593,794       565,001
          Transportation equipment             425,936       420,453
          Construction in progress              75,680        75,445
                                           -----------   -----------
                                            16,618,732    16,048,405
          Less: accumulated depreciation    (6,534,453)   (6,247,547)
                                           -----------   -----------
                                           $10,084,279   $ 9,800,858
                                           ===========   ===========

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
PAGE 4
-----------------------------

NOTE 3 - LINE OF CREDIT
-----------------------
The Company has a revolving line of credit for $500,000 with Santa Lucia Bank, expiring March 2008. The interest rate is variable at one percent over West Coast Prime with an initial rate of 6.5 percent and an interest rate of 8.75 percent at September 30, 2007. The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of September 30, 2007 or 2006.

NOTE 4 - NOTE PAYABLE
---------------------
The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano, California. The total loan currently outstanding is $2,138,463 and was financed over a period of ten years at a variable interest rate currently at 8.25%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $16,959 per month interest and principle.

Principal payments of the note payable are as follows:

                      2008                      $  172,343
                      2009                         194,529
                      2010                         211,256
                      2011                         229,422
                      2012                         248,858
                   Thereafter                    1,082,055
                                                ----------
                                                $2,138,463
                                                ==========

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

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
PAGE 5
-----------------------------


NOTE 6 - INCOME TAXES
---------------------
The provision for income taxes consists of the following components:

                                      2007           2006
                                    --------       --------
            Current:
             Federal                $366,400       $294,300
             State                    98,300         82,000
                                    --------       --------
                                     464,700        376,300
            Deferred:
             Federal                  (7,600)       (11,400)
             State                     1,400          1,300
                                    --------       --------
                                    $458,500       $366,200
                                    ========       ========

The deferred tax assets (liabilities) are comprised of the following:

                                         2007                   2006
                                 --------------------   --------------------
                                  Current   Long-term    Current   Long-term
                                 ---------  ---------   ---------  ---------
   Deferred tax assets:
    Federal                      $  59,200  $           $  54,700  $
    State                            3,300                  3,800
   Deferred tax liabilities:
    Federal                                  (222,200)              (225,700)
    State                                     (41,600)               (40,300)
                                 ---------  ---------   ---------  ---------
                                 $  62,500  $(263,800)  $  58,500  $(266,000)
                                 =========  =========   =========  =========

The deferred tax assets (liabilities) consist of the following temporary differences:

                                                2007       2006
                                             ---------   ---------
   Depreciation                              $(263,800)  $(266,100)
                                             ---------   ---------
     Total gross deferred
      tax liabilities                         (263,800)   (266,100)
                                             ---------   ---------
   Vacation accrual                             16,100      18,300
   Federal benefit of state taxes               46,400      40,300
                                             ---------   ---------
      Total gross deferred tax assets           62,500      58,600
                                             ---------   ---------
                                             $(201,300)  $(207,500)
                                             =========   =========

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
PAGE 6
-----------------------------


NOTE 6 - INCOME TAXES (Continued)
---------------------------------
The effective income tax rate varies from the statutory federal income tax rate as follows:

                                                        2007    2006
                                                        -----   -----
          Statutory federal income tax rate             34.0%   34.0%
           Increase (decrease):
            State income taxes, net of
           federal benefit                               6.7     6.7
            Nondeductible variable costs
             of shareholder usage                        4.6     5.2
            Other miscellaneous adjustments              1.5    (1.1)
                                                        -----   -----
             Effective Income Tax Rate                  46.8%   44.8%
                                                        =====   =====

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
PAGE 7
-----------------------------

NOTE 7 - OPERATING EXPENSES
---------------------------
Operating expenses for the years ended September 30, 2007 and 2006, consisted of the following:

                                              2007            2006
                                           ----------      ----------
          Administrative salaries          $  321,837      $  331,462
          Advertising and promotion            52,879          49,203
          Auto and truck expense               98,941          76,748
          Bad debts                               220              90
          Contract services                   115,119         117,746
          Corporation expense                  48,824          48,042
          Custodial supplies                   18,712          13,115
          Direct labor                      1,148,850       1,090,330
          Employee travel and training         22,786          23,461
          Equipment lease                       4,359           4,814
          Insurance                           329,188         339,248
          Miscellaneous                        44,516          33,088
          Office supplies and expense          63,426          49,574
          Payroll tax expense                 122,146         133,378
          Payroll service                       7,162           3,114
          Pension plan match                   38,972          35,336
          Professional services                88,641          67,775
          Property taxes                      145,975          62,109
          Recreational supplies                 6,749           7,756
          Rent - storage lots                  91,263          80,890
          Repairs and maintenance             123,263         108,629
          Retail operating supplies             7,131          10,618
          Security                              5,227           3,355
          Service charges                     101,450          96,394
          Taxes and licenses                    9,115          11,024
          Telephone                            31,388          32,717
          Uniforms                             14,934          18,805
          Utilities                           353,411         351,522
                                           ----------      ----------
           Total Operating Expenses        $3,416,484      $3,200,343
                                           ==========      ==========

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
PAGE 8
-----------------------------

NOTE 8 - OPERATING LEASES
-------------------------
The Company leases two pieces of property to use as storage lots. One is leased under a seven-year agreement beginning March 1, 2007 for $4,613 per month to be increased annually beginning March 1, 2008 based on the Consumer Price Index.

The second lot is located in Oceano, California and is leased at $2,840 per month. The lease has converted to a month-to-month lease, however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

Future minimum lease payments under the second property lease and the obligation to lease equipment are as follows:

            Year Ended September 30,
            ------------------------
                     2008                    $ 60,321
                     2009                      60,321
                     2010                      60,321
                     2011                      60,321
                     2012                      59,080
                  Thereafter                   78,421
                                             --------
                                             $378,785
                                             ========

Rent expense under these agreements was $91,263 and $80,890 for the years ended September 30, 2007 and 2006, respectively.

NOTE 9 - EMPLOYEE RETIREMENT PLANS
----------------------------------
The Company converted its 401(k) profit-sharing pension plan to a 401(k) safe harbor plan effective October 1, 2005. Under this plan employees working more than 1,000 hours annually are eligible for participation in the plan after one year of service. The Company matches employee contributions up to 4% of compensation. The profit sharing element of the plan is funded at the annual discretion of the Board of Directors. Employees are fully vested when their participation in the plan begins. The contribution to the pension plan, for the years ended September 30, 2007 and 2006, is $38,972 and $35,336, respectively.

                        INDEPENDENT AUDITOR'S REPORT
                        ----------------------------
                         ON ADDITIONAL INFORMATION
                         -------------------------

To the Board of Directors and
Stockholders of Pismo Coast Village, Inc.
Pismo Beach, California

Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2007 and 2006 appears on page 3. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of income (unaudited) for the three months ended September 30, 2007 and 2006 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.

                         BROWN ARMSTRONG PAULDEN
                         McCOWN STARBUCK THORNBURGH & KEETER
                         ACCOUNTANCY CORPORATION

Bakersfield, California
November 28, 2007

                           PISMO COAST VILLAGE, INC.
                    STATEMENTS OF INCOME (UNAUDITED)
               THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
               ----------------------------------------------
                                                 2007        2006
                                              ----------  ----------
Income
------
Resort operations                             $1,432,891  $1,325,466
Retail operations                                369,508     349,461
                                              ----------  ----------
 Total income                                  1,802,399   1,674,927

Costs and Expenses
------------------
Operating expenses                               999,952     922,754
Cost of goods sold                               159,823     167,281
Depreciation                                      71,701      87,077
                                              ----------  ----------
 Total costs and expenses                      1,231,476   1,177,112
                                              ----------  ----------

Income from operations                           570,923     497,815

Interest income                                    3,254       4,027
Interest expense                                 (47,647)    (51,200)
Loss on sale of fixed assets                      12,620         -
                                              ----------  ----------
 Total other income (expense)                    (31,773)    (47,173)
                                              ----------  ----------

Income Before Provision
 For Income Taxes                                539,150     450,642
-----------------------

Provision for Tax Expense                        254,800     202,200
-------------------------                     ----------  ----------

Net Income                                    $  248,350  $  248,442
----------                                    ==========  ==========

Earnings Per Share                            $   157.97  $   138.02
------------------                            ==========  ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/General Manager and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act rule 13a-14c. Based upon the evaluation, the Chief Executive Officer/General Manager and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

ITEM 8B. OTHER INFORMATION
Inapplicable.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

a. The Company's Directors were chosen at the Shareholder's Annual Meeting held January 20, 2007. Director Charles Zahka retired from the Board on September 30, 2007. At the Board of Directors' Meeting held November 10, 2007, shareholder Rodney Enns was duly nominated and elected to fill the vacancy on the board to serve until the next election at the Annual Shareholders' Meeting set for January 19, 2008. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

LOUIS BENEDICT, Director                                                Age 80
Louis Benedict served in the U. S. Navy from 1944 to 1946, and again during the Korean War, from 1952 to 1953. He attended the University of Southern California, majoring in electrical engineering, and following that earned a
B. S. degree in electrical engineering at the University of Colorado. Mr. Benedict was employed from 1957 to 1962 as a project engineering manager with Lockheed Missiles and Space, from 1962 to 1964 as a vice president with William A. Revelle Corporation, and from 1964 to 1966 as an engineering section manager with Lockheed Missiles and Space. From 1966 to 1975 he was employed as the director of subcontract administration with Litton Industries, from 1975 to 1994 as vice president of contract administration for Datametrics Corporation, and from 1994 until his retirement in 1998 as a consultant in the field of U. S. defense contracts administration. Mr. Benedict has served on the Board of Directors since November 2002.

NANCY BRADY, Director                                                   Age 65
Nancy Brady was employed most recently as the operations manager for Walter Mortensen Insurance from 1991 to 2002. Prior to that time, she and her husband owned their own insurance agency. She holds the CPCU (Chartered Property and Casualty Underwriter) designation along with the ARM (Associate in Risk Management) degree. She is currently serving on the Board of Directors for both the Stockdale Women's Organization and the Child Guidance Guild of Bakersfield. Mrs. Brady has served on the Board of Directors since November 2003.

KURT BRITTAIN, Director and Vice President - Secretary                  Age 77
After his Marine Corps service, Mr. Brittain was employed for more than thirty-three years by Orange County, California, prior to his retirement in 1986. His background includes public works, flood control and manager of the county's harbors, beaches and parks system. He was in charge of three harbors, seven beaches and more than twenty-six parks, three of which were camping parks. He has completed extension courses in business administration, management, recreation and real estate. Mr. Brittain has been a member of the Board from March 1990 to July 1999 and from January 2002 to present, serving one year as Vice President - Administration and five years as Executive Vice President. He is currently serving a sixth year as Vice President - Secretary.

HARRY BUCHAKLIAN, Director                                              Age 75
Harry Buchaklian has a B.A. degree from C.S.U.F. in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College and technical supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He has been a member of the Board from March 1981 to January 1992 and from September 1995 to present, serving one year as Executive Vice President, and as a chairman of the Policy and Audit Committees.

RODNEY ENNS, Director                                                   Age 54
Rodney Enns has a B. S. in computer engineering from California State University, Fresno, and a secondary math teaching credential from the state of California. He was president, owned and operated, Ennsbrook Ent., an incorporated poultry enterprise, from 1975 to 1995. Mr. Enns then worked as an electrical engineer at Voltage Multiplers, Inc., and was promoted to senior engineer before leaving in August 2005. He is currently teaching high school math at Tulare Western High School in Tulare, California. He has been a member of the Board of Directors since November 2007.

DOUGLAS EUDALY, Director                                                Age 76
Douglas Eudaly has an associate of arts degree from Fresno City College in elementary education, and a bachelor's degree in elementary education from Fresno State College. He has done doctoral studies at Nova University in Ft. Lauderdale, Florida, and received a Ph.D. from Clayton Theological Institute in Clayton, California. He holds life teaching credentials for elementary and junior high schools, and administrative credentials for preschool through adult school. In 1991 Dr. Eudaly retired from the Fresno Unified School District with thirty-one years of service credit--the last five years as program director for the Disability Awareness Program. He was president of the Fresno Teachers' Association in 1970-1971, as well as chairman of the district's negotiating council and served one term as chief negotiator. He served three years as president of the board of directors for Friendship Center for the Blind, and as chairman of several advisory committees for food banks and other nonprofit organizations. He served more than three years as the deacon chairman at the Evangelical Free Church of Fresno. Dr. Eudaly has served on the Board since January 2002.

ED FIGUEROA, Director                                                   Age 64
Mr. Figueroa majored in aeronautics at Reedley College and obtained his airframe & power plant license in 1964. In 1970 he started working in the heating and air-conditioning field as a service manager and service technician with Jack's Refrigeration, Inc. Mr. Figueroa purchased the company in 1993, and managed the business until his retirement in December 2004. Mr. Figueroa continues to have a C-20 contractor's license, specializing in custom residential and design-built commercial heating and air-conditioning systems. His company also specialized in sheet metal fabricating and installation and service repairs on commercial and residential systems. Mr. Figueroa has served on the Board since November 2003.

WILLIAM FISCHER, Director                                               Age 74
William (Bill) Fischer has been married fifty years to his spouse Joy and resides in Simi Valley. He served four years in the U. S. Air Force during the Korean War. He is a graduate of California State University, Northridge, with a B. S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company's corporate office as an accounting supervisor. Texaco, Inc. acquired Getty Oil in 1985, and he was promoted to Manager of Benefits Plan's Accounting. Mr. Fischer was responsible for the Savings/Thrift, 401-K, and ESOP Plans administration until 1989 when he elected early retirement. He was a financial consultant to various companies until 2003. He is a member of the Veterans of Foreign Wars, Elks, Moose, and Knights of Columbus organizations. He looks forward to contributing his financial background to the Board. Mr. Fischer has been on the Board since January 2002.

NORMAN GOULD, Director                                                  Age 88
Norman Gould has a B.A. in education and an M.A. in administration. His occupation prior to retirement in 1987 was as the superintendent of schools for Madera County. He was a member of the board of directors of Kingsview, Inc. from 1968 to 1980 and held the positions of vice chairman and chairman of the board, and serves on the board of directors of Valley Teen Ranch, Inc. Mr. Gould is currently president of the California Retired Teachers Foundation, a nonprofit corporation. He has been a member of the Board from March 1976 to March 1991 and from March 1993 to present, serving nine years as President, one year as Treasurer and two years as Secretary.

R. ELAINE HARRIS, Director                                              Age 69
R. Elaine Harris retired in 1990 from Pacific Telephone with thirty-one years service, starting in the business office, then advancing to facility administrator the last ten years of that time. She was active with the Jaycettes Club and has worked on several political campaigns. She is now enjoying retirement and feels very blessed serving on the Board since January 2000. She is looking forward to continuing serving the shareholders.

DENNIS HEARNE, Director                                                 Age 69
Dennis Hearne holds an A.A. degree in business administration from Hartnell Junior College. He served two years in the Navy. Prior to retirement, he was employed in a family agriculture business, L. A. Hearne Company, located in the Salinas Valley for thirty-seven years, and presently serves as the company's chairman of the board. Mr. Hearne has also served on the board of directors of the California Feed and Grain Association in Sacramento and the California Crop Improvement Association in Davis. He is a member of Knights of Columbus, serving as treasurer and financial secretary for fifteen years. Mr. Hearne is a volunteer fireman with thirty-one years service in King City, and is the fire department's treasurer. He has been a member of the Board of Directors since September 2006.

GLENN HICKMAN, Director and Executive Vice President                    Age 74
Glenn Hickman has a B.A. in business and a secondary teaching credential from Fresno State University. His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal Resources, a subsidiary of Shell Oil Company. Mr. Hickman has been a member of the Board since July 1999 and is currently serving a sixth year as Executive Vice President.

TERRIS HUGHES, Director                                                 Age 58
Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in police science. He was employed by Cal Resources LLC for twenty-three years, from 1973 to 1997, holding the position of senior training technician for the last ten years of that time. He is currently employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties are to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. Mr. Hughes has been a member of the Board since January 1996 and served one year as Vice President - Policy.

RONALD NUNLIST, Director and Vice President - Operations                Age 69
Ronald Nunlist was employed in the oil business for many years. From 1995 to 1997, he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. From 1997 until his retirement in 1999, Mr. Nunlist was employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations. Mr. Nunlist presently serves as a planning commissioner for the City of Shafter, California. He has been a member of the Board since January 1986, serving five years as President, and is currently serving a sixth year as Vice President - Operations.

GEORGE PAPPI, JR., Director                                             Age 45
Mr. Pappi's current occupation is as a fire claims representative for State Farm Insurance. Other positions held during his eighteen years of employment with State Farm Insurance include office manager, property and bodily injury adjustor, fire and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California and is actively involved in local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004.

JERALD PETTIBONE, Director and President                                Age 81
Jerry Pettibone sold and retired from his company, Pettibone Signs, in Santa Cruz in 1988. He started the company which operated statewide in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985 and 1986. He served on the board of directors of the California Electric Sign Association for twenty-two years and was elected a director emeritus. He has been a member of the Board since January 1993, including three years as Chief Financial Officer, and is currently serving an eleventh year as President.

GARY WILLEMS, Director                                                  Age 53
Gary Willems holds a B.A. degree in music education and a California life teaching credential from Fresno Pacific University. Since July 1, 2007, Mr. Willems has been employed as the Visual and Performing Arts Coordinator at Kings Canyon Unified School District. Prior to that, he was a Band Director for thirty years in the Dinuba/Reedley area, and was also Head Marching Band Director of the Reedley High School Band from 1985 to 2007. He is an active member of the California Band Directors' Association and is the past president of Fresno and Madera counties' Music Educators' Association. Mr. Willems has served on the Board of Directors since January 2001.

JACK WILLIAMS, Director, Chief Financial Officer and
Vice President - Finance                                                Age 57
Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. He was employed as a financial analyst by Texaco Oil Corporation in the Bakersfield area from 1997 until 1999, and as Chief Financial Officer for Goodwill Industries of South-Central California from March 2000 to November 2004. Mr. Williams was an interim-controller for Diversified Utilities Services, a position he held from April 2005 to December 2005. He established his own C.P.A. practice in 1983, which he continues to own and operate. Mr. Williams has been a member of the Board since January 1995, and is currently serving an eleventh year as Chief Financial Officer and Vice President - Finance.

CHARLES ZAHKA, Director                                                 Age 80
Charles Zahka retired as vice president of the Broadway Department Stores in 1990 after twenty years. Following that, he served as a private management consultant until he opted for full retirement in 2005. Mr. Zahka is president of the Stroke Association of Southern California and vice chairman of the Better Business Bureau of the Southland. He has been a member of the Board since March 1988, and has served one year as Secretary and one year as President. Mr. Zahka retired from the Board September 30, 2007.

b. OTHER OFFICERS AND SIGNIFICANT EMPLOYEES
JAY JAMISON, Chief Executive Officer/General Manager and
Assistant Corporate Secretary                                           Age 54
Jay Jamison has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. In March 2007, the Board changed his title to Chief Executive Officer/General Manager. He has a B. S. degree in Agricultural Management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family's guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed Thousand Trails resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. He is a member of the Resort and Commercial Recreation Association and is also a member of the American Quarter Horse Association. Mr. Jamison was appointed to and has served as a commissioner on the Pismo Beach Conference and Visitors Bureau since February 1998, and since August 1999 has served as Chair. At the National Association of RV Parks and Campground's Annual Convention in November 1999, Mr. Jamison was appointed to the ARVC Board of Directors representing the ten western states. At the 2001 Annual Convention, he was elected Treasurer of the National Association, a position he held until he termed out December 2005. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross, and since June 2006 has served as Board Chairman. In February 2006 Mr. Jamison was elected to serve as a commissioner on the California Travel and Tourism Commission, which markets California to potential domestic and international visitors, a position he still holds.

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

g. SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC. The Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended September 30, 2007, by any director or officer.

ITEM 10. EXECUTIVE COMPENSATION
The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer of Pismo Coast Village, Inc. for the two years ended June 30, 2006 and 2007. No other person who is currently an executive officer or employee of Pismo Coast Village, Inc. earned salary and bonus compensation exceeding $100,000 during any of those years.

                                 SUMMARY COMPENSATION TABLE
(a)            (b)   (c)      (d)     (e)     (f)    (g)           (h)         (i)          (j)
                                                                      Non-
                                                      Non-Equity    Qualified
                                                      Incentive     Deferred       All
Name and                               Stock  Option     Plan         Plan        Other
Principal      Fiscal Salary  Bonus   Awards  Awards Compensation Compensation Compensation   Total
Position        Year    $       $        $      $          $            $           $           $
-------------- ----- -------- ------- ------- ------ ------------ ------------ ------------ --------
Jay N. Jamison  2007 $116,000 $25,600 $  -    $  -   $  -         $  -         $5,791       $147,391
CEO/General     2006 $110,000 $24,200 $  -    $  -   $  -         $  -         $5,106       $139,306
Manager &
Assistant
Corporate
Secretary

COMPENSATION DISCUSSION AND ANALYSIS
The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officer identified in the Summary Compensation Table contained above.

As more fully described below, the Personnel Compensation Committee, made up of members of the Board of Directors, reviews the total direct compensation programs for the CEO.

Notably the salary and other benefits payable to the named executive officer are set forth in an employment agreement which is discussed below.

The CEO reviews the base salary, annual bonus and long-term compensation levels for other employees of the Company. The Personnel and Compensation Committee reviews and approves the compensation received by the CEO's direct reports. The entire Board of Directors remains responsible for significant changes to or adoption of new employee benefit plans.

a. CASH COMPENSATION PAYABLE TO OUR NAMED EXECUTIVE OFFICER
The named executive officer receives a base salary payable in accordance with the company's normal payroll practices and pursuant to a contract between this officer and Pismo Coast Village, Inc. (which contract is described in more detail below). Based on knowledge of the industry and Pismo Coast Village, Inc. performance (including its earnings and stock price performance, and successful resort operations), the Board believes that the CEO's base salary is less than those that are received by comparable officers with comparable responsibilities in similar companies.

In the future, when reconsidering salaries for executives, the Board will do so by evaluating their responsibilities, experience and the competitive marketplace. More specifically, the Board expects to consider the following factors in determining the executive officers' base salaries:

* The executive's leadership and operational performance and potential to enhance long-term value to the Company's shareholders;

* Performance compared to the financial, operational and strategic goals established for the Company;

* The nature, scope and level of the executive's responsibilities;

* Competitive market compensation paid by other companies for similar positions, experience and performance levels; and

* The executive's current salary, the appropriate balance between incentives for long-term and short-term performance.

b. STOCK OPTION PLAN BENEFITS
Not applicable.

c. ELEMENTS OF "ALL OTHER COMPENSATION"
The amounts reflected in the column labeled "other compensation" in the above Summary Compensation Table consist of compensation paid to the named executive officer from benefits received from our 401(k) plan.

The Company provides a 401(k) Safe Harbor Plan which was adopted effective October 1, 2005. All employees are eligible to participate in this Plan after one year of employment and work at least 1,000 hours per year and attained age
21. Employees are fully vested when their participation begins. The Company matches employee contributions up to 4% of compensation.

d. EMPLOYMENT AGREEMENT WITH OUR NAMED EXECUTIVE OFFICER
The Company has entered into an employment agreement with the named executive officer. The material terms of this agreement is summarized as follows:

Mr. Jamison is the Chief Executive Officer/General Manager, Assistant Corporate Secretary. On October 1, 2003, the Company entered into an employment contract with Mr. Jamison. The Board of Directors extended this contract through September 30, 2008 and provided Mr. Jamison with a salary increase effective October 1, 2007. This currently provides for a salary of $121,800, plus health insurance, cost reimbursement, and certain other benefits.

Pismo Coast Village may also terminate the contract for cause, upon Mr. Jamison's death or disability, or without cause. If Pismo Coast Village terminates the contract for cause, it only must compensate Mr. Jamison through the date of termination. If Pismo Coast Village terminates the contract without cause, Pismo Coast Village must pay Mr. Jamison nine months salary.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTED DURING THE LAST FISCAL
YEAR
Not applicable.

LONG TERM INCENTIVE PLANS
Except as described in our 401(k) plan, the Company did not have a long-term incentive plan during the fiscal years ended September 30, 2007 or 2006.

REPORT ON RE-PRICING OF OPTIONS/SARS
Not applicable.

COMPENSATION OF DIRECTORS
During fiscal year 2007 none of the Company's directors received cash remuneration for their service. However, the directors are entitled to reimbursement for out-of-pocket costs and expenses incurred on behalf of the Company, and mileage reimbursement for travel to and from meetings upon request. Since this reimbursement is on a fully accountable basis, there is no portion treated as compensation. In addition, they are entitled to use of the Resort for attending meetings and are provided with food and refreshments in connection with Board Meetings. The aggregate value of the foregoing during the fiscal year ended September 30, 2007, was estimated at $25,203.

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

b. SECURITY OWNERSHIP OF MANAGEMENT.
The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2007:

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
Louis Benedict                Common Stock    1 Share   0.056%
20955 De Mina Street
Woodland Hills CA 91364

Nancy Brady                   Common Stock    1 Share   0.056%
8808 O'Meara Court
Bakersfield CA 93311

Kurt Brittain                 Common Stock    2 Shares  0.111%
12105 Center Avenue
San Martin CA 95046

Harry Buchaklian              Common Stock    1 Share   0.056%
1361 East Ticonderoga Drive
Fresno CA 93720

Rodney Enns                   Common Stock    1 Share   0.056%
2577 Sandell Avenue
Kingsburg CA 93631

Douglas Eudaly                Common Stock    6 Shares  0.333%
3918 North Carruth Avenue
Fresno CA 93705

Ed Figueroa                   Common Stock    1 Share   0.056%
23157 East South Avenue
Reedley CA 93654

William Fischer               Common Stock    1 Share   0.056%
1947 Sienna Lane
Simi Valley CA 93065

Norman Gould                  Common Stock    1 Share   0.056%
10597 Road 30
Madera CA 93637

R. Elaine Harris              Common Stock    4 Shares  0.222%
3418 El Potrero Lane
Bakersfield CA 93304

Dennis Hearne                 Common Stock    2 Shares  0.111%
45075 Merritt Street
King City CA 93930




                                            *Amount of  Percent
Board Member                 Title of Class  Ownership  of Class
------------                 --------------  ---------  --------
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

All Officers and
Directors as a Group          Common Stock   33 Shares  1.833%

*Amount of Ownership: All such shares are owned beneficially and of record, and there are no additional shares known to the Company for which the listed beneficial owner has the right to acquire beneficial ownership as specified in Rule 13D-3(d)(1) of the Exchange Act.

c. CHANGES IN CONTROL
   Not applicable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE
There have been no transactions during the past two years, or proposed transactions, to which the Company was or is to be a party, in which any of the officers, directors, nominees, named shareholders, or family members of any such persons, had or is to have a direct or indirect material interest, other than transactions where competitive bids determine the rates or charges involved, or where the amount involved does not exceed $60,000, or where the interest of the party arises solely from the ownership of securities of the Company and the party received no extra or special benefit that was not shared by all shareholders.

EMPLOYMENT AGREEMENTS
See Item 10, Executive Compensation--Employment contracts and termination of employment and change in control arrangements, for a discussion of the current employment contracts between Pismo Coast Village and Mr. Jamison.

OTHER ARRANGEMENTS
During the fiscal years 2007 and 2006, Pismo Coast Village paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Pismo Coast Village's benefit.

CERTAIN BUSINESS RELATIONSHIPS
None.

(1)-(5) INDEBTEDNESS OF MANAGEMENT
None.

TRANSACTIONS WITH PROMOTERS
Not applicable.

DIRECTOR INDEPENDENCE
Our board of directors consists of shareholders of the Resort and therefore are not considered to be "independent" as defined by Section 121A of the American Stock Exchange Listing Standards. The board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships set forth in this Form 10-KSB under the heading "Certain Related Person Transactions"). As disclosed above, the Audit Committee, the Nominating Committee and the Personnel & Compensation Committee members are not considered to be independent.

ITEM 13. EXHIBITS

EXHIBITS AND INDEX OF EXHIBITS

1. Financial Statements included in this Form 10-KSB Report:

                      Description                          Page
---------------------------------------------------------------
Accountant's Report for 2007.................................16

Balance Sheets as of September 30, 2007 and 2006.............17

Statements of Operations and Retained Earnings
 for the years ended September 30, 2007 and 2006.............18

Statements of Cash Flows
 for the years ended September 30, 2007 and 2006.............19

Notes to Financial Statements
 For the years ended September 30, 2007 and 2006.............20

Accountant's Report on Additional Information................28

Statements of Operations (Unaudited)
 for the three months ended September 30, 2007 and 2006......29

2. Exhibits included in this Form 10-KSB Report:

 Description                                                Page
---------------                                             ----
Code of Ethics...............................................36

3. Exhibits filed with this Form 10-KSB Report:

   Exhibit No.               Description of Exhibit
   -----------  --------------------------------------------------
       31 Certification of the President and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32 Certification of the President and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes Oxley Act of 2002

REPORTS ON FORM 8-K
None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
As reported by the Company on Form 8-K dated July 5, 2005, the Audit Committee of the Board of Directors selected the firm of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy ("Brown Armstrong") Corporation to replace the firm of Glenn, Burdette, Phillips, and Bryson ("GBPB"). The firm of Brown Armstrong served as independent certified public accountants for the Company for its fiscal year ended September 30, 2007, and this firm has been selected to serve as the Company's accountants for Fiscal Year 2008.

Audit services performed by Brown Armstrong for the year ended September 30, 2007, consisted of examination of the financial statements of the Company, certain services related to filings with the Securities and Exchange Commission, and consultation on matters related to accounting and financial reporting. All such services were approved by the Board of Directors, which has determined the firm of Brown Armstrong to be fully independent of the operations of the Company.

(1) AUDIT FEES
The Company's auditor (Brown Armstrong), for the fiscal year ended September 30, 2007, billed the Company an aggregate of $22,959 for professional services rendered in connection with their audit of the Company's financial statements. The Company also paid Brown Armstrong $10,500 for their review of the quarterly report for the periods ending 12/31/06, 3/31/07, and 6/30/07. In addition, GBPB billed the Company an aggregate of $22,193 for their compilation of the Company's quarterly financial statements ending 12/31/06, 3/31/07, and 6/30/07, during Fiscal Year 2007.

The Company's auditor (Brown Armstrong), for the fiscal year ended September 30, 2006, billed the Company an aggregate of $27,735 for professional services rendered in connection with their audit of the Company's financial statements. The Company also paid Brown Armstrong $9,000 for their review of the quarterly report for the periods ending 12/31/05. 3/31/06 and 6/30/06. In addition, GBPB billed the Company an aggregate of $14,260 for their compilation of the Company's quarterly financial statements ending 12/31/05 and 3/31/06, and 6/30/06 during Fiscal Year 2006.

(2) AUDIT-RELATED FEES
The Company paid no audit-related fees for services reasonably related to performance of the audit or review of the Company's financial statements for the fiscal years ending September 30, 2007 and September 30, 2006.

(3) TAX FEES
For the fiscal year ended September 30, 2007, the Company paid GBPB $5,115 for tax fees consisting of tax planning, consulting, and tax return review.

(4) ALL OTHER FEES
GBPB billed the Company an additional $950 for professional services rendered during Fiscal Year 2007 for services not otherwise described above. Brown Armstrong billed the Company an additional $2,200 for professional services rendered during Fiscal 2007 for services not otherwise described above. All other fees related to services traditionally provided by auditors, including work performed in connection with income tax services, were compatible with GBPB's and Brown Armstrong's independence.

(5) AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES
For the fiscal years ending September 30, 2007 and September 30, 2006, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong and GBPB were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

                                    SIGNATURES
                                    ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PISMO COAST VILLAGE, INC.

By: JERALD PETTIBONE                              Date: November 10, 2007
    Jerald Pettibone, President
    and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: JAY JAMISON                                   Date: November 10, 2007
    Jay Jamison, Chief Executive Officer,
    General Manager and Assistant Corporate Secretary

By: JERALD PETTIBONE                              Date: November 10, 2007
    Jerald Pettibone, President
    and Chairman of the Board and Director

By: GLENN HICKMAN                                 Date: November 10, 2007
    Glenn Hickman, Executive Vice President
    and Director

By: KURT BRITTAIN                                 Date: November 10, 2007
    Kurt Brittain, Vice President - Secretary
    and Director

By: JACK WILLIAMS                                 Date: November 10, 2007
    Jack Williams, Chief Financial Officer,
    Vice President - Finance and Director

By: RONALD NUNLIST                                Date: November 10, 2007
    Ronald Nunlist, Vice President - Operations
    and Director

By: LOUIS BENEDICT                                Date: November 10, 2007
    Louis Benedict, Director

By: NANCY BRADY                                   Date: November 26, 2007
    Nancy Brady, Director

By: HARRY BUCHAKLIAN                              Date: November 10, 2007
    Harry Buchaklian, Director

By: RODNEY ENNS                                   Date: November 10, 2007
    Rodney Enns, Director

By: DOUGLAS EUDALY                                Date: November 10, 2007
    Douglas Eudaly, Director

By: ED FIGUEROA                                   Date: November 10, 2007
    Ed Figueroa, Director

By: WILLIAM FISCHER                               Date: November 10, 2007
    William Fischer, Director

By: NORMAN GOULD                                  Date: November 10, 2007
    Norman Gould, Director

By: R. ELAINE HARRIS                              Date: November 10, 2007
    R. Elaine Harris, Director

By: DENNIS HEARNE                                 Date: November 10, 2007
    Dennis Hearne, Director

By: TERRIS HUGHES                                 Date: November 10, 2007
    Terris Hughes, Director

By: GEORGE PAPPI, JR.                             Date: November 10, 2007
    George Pappi, Jr., Director

By: GARY WILLEMS                                  Date: November 10, 2007
    Gary Willems, Director