Form 10QSB
period 2007-12-31
PISMO COAST VILLAGE INC
filed 2008-02-14
CIK 216877

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended December 31, 2007

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

1. Accountants' Review Report

2. Balance Sheets

3. Statement of Income and Retained Earnings

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

Income from Resort Operations for the three-month period ended December 31, 2007, increased $396, or 0.04%, from the same period in 2006. It should be noted that this variance results from accumulative adjustments of $58,047 made in period ended December 31, 2006. Activity in 2007 included a 16.1%, or $30,354, increase in storage revenue, and, a 9.7%, or $4,970, increase in towing activity. Site occupancy for the period increased 2.5% over the same period in 2006.

Income from retail operations increased by $17,341 for the three-month period ended December 31, 2007, 8.1% above the same period in 2006. The General Store showed a $11,631, or 9.6%, increase in revenue, while RV Service and Repair increased revenue 6.1%, or $5,703. Management feels the General Store's increase in revenue reflects last year's renovation and increased inventory as the increase is reflected in most retail categories. The increase in RV Service and Repair is reflecting management's efforts to market services and retail merchandise, and improve customer relations.

The Company anticipates continued moderate growth in both income from resort operations and in retail operations.

Interest income decreased $1,191 for the three-month period ended December 31, 2007, compared to the same period in 2006. This decrease is a reflection of the current interest rate being received. The Company continues to maintain cash reserves in anticipation of major capital expenditures.

Operating expenses for the three-month period ending December 31, 2007, decreased $14,715, or 1.7%, below the same period ended December 31, 2006. This reflects a decrease in workers' compensation and tree trimming. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of Goods Sold expenses for the three-month period ended December 31, 2007, are 49.3% compared to 48.9 for the same period in 2006, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 2007, was $43,782 compared to $47,161, for the same period ending 2006. The current balance reflects the note payable as a result of purchasing property in February and April of 2006 to increase RV storage. The Company has also maintained a $500,000 line of credit which currently has no outstanding balance as of December 31, 2006.

Income before provisions for income taxes for the three-month period ended December 31, 2007, increased by $26,355 over the same period in 2006. This increase of is a result of increased income, a decrease in operating expenses, and decreased interest expense. Losses during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

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

LIQUIDITY
The Company plans capital expenditures of approximately $659,500 in Fiscal Year 2008 to further enhance the resort facilities and services. These projects include: upgrade thirty-two campsites, replace the primary electric switchgear, road paving, pool renovation, Clubhouse window replacement, and a trailer tow truck. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort's value to its shareholders and the general public.

The Company's current cash position, including Certificates of Deposits, as of December 31, 2007, is $1,326,006, which is 31.6% more than the same position in 2006. This increase is primarily due to the Company's strong performance in fiscal year 2007. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities increased $86,707 from the same period last year. All undisputed payables have been paid in full accordingly to the Company's policy.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting for the shareholders of Pismo Coast Village, Inc. was held Saturday, January 19, 2008, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting, the following Directors were elected to serve until the annual meeting in January 2009, or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

             Benedict, Louis                  511
             Brady, Nancy                     528
             Brittain, Kurt                   554
             Buchaklian, Harry                520
             Enns, Rodney                     492
             Eudaly, Douglas                  787
             Figueroa, Ed                     501
             Fischer, William                 499
             Gould, Norman                    535
             Harris, R. Elaine                656
             Hearne, Dennis                   500
             Hickman, Glenn                   496
             Hughes, Terris                   499
             Nunlist, Ronald                  555
             Pappi, Jr., George               513
             Pettibone, Jerald                519
             Willems, Gary                    531
             Williams, Jack                   514

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes last with respect to each such matter is set forth below:

Proposal to approve the selection of Brown Armstrong Paulden McCown Starbuck Thornburgh and Keeter Accountancy Corporation to serve as independent certified public accountants for the Company for Fiscal Year 2007-2008:

       Affirmative Votes     Negative Votes     Abstains
              615                  13              12

ITEM 5. OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held Saturday, January 19, 2008, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Shareholders'
Meeting:

   President                                Jerald Pettibone
   Executive Vice President                 Glenn Hickman
   V.P. - Finance/Chief Financial Officer   Jack Williams
   V.P. - Operations                        Ronald Nunlist
   V.P. - Secretary                         Kurt Brittain
   Assistant Corporate Secretary            Jay Jamison

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

PISMO COAST VILLAGE, INC.


Date:      February 14, 2008

Signature: JERALD PETTIBONE
           Jerald Pettibone, President


Date:      February 13, 2008

Signature: JACK WILLIAMS
           Jack Williams, V.P. - Finance/
           Chief Financial Officer


Date:      February 14, 2008

Signature: JAY JAMISON
           Jay Jamison, Chief Executive Officer/
           Assistant Corporate Secretary/General Manager

                       REPORT OF INDEPENDENT REGISTERED
                       --------------------------------
                           PUBLIC ACCOUNTING FIRM
                           ----------------------


To the Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California

We have reviewed the accompanying balance sheet of Pismo Coast Village, Inc. as of December 31, 2007 and 2006, and the related statements of income and retained earnings and cash flows for the three month period ended December 31, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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


                           BROWN ARMSTRONG PAULDEN
                           McCOWN STARBUCK THORNBURGH & KEETER
                           ACCOUNTANCY CORPORATION


Bakersfield, California
February 13, 2008

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                                BALANCE SHEETS
                                --------------
                DECEMBER 31, 2007 AND 2006 AND SEPTEMBER 30, 2007
                -------------------------------------------------
                                     December 31,  September 30,  December 31,
                                        2007           2007           2006
                                     (Unaudited)     (Audited)     (Unaudited)
                                     -----------    -----------    -----------
               ASSETS
               ------

Current Assets
--------------
Cash and cash equivalents            $ 1,227,625    $ 1,585,341    $   810,478
Investment in certificate of deposit      98,381          4,867        196,531
Accounts receivable                       67,261         35,243         22,489
Inventory                                130,510        109,286        112,263
Current deferred tax assets               62,300         62,500         58,500
Prepaid income taxes                     107,095         24,405         98,900
Prepaid expenses                          83,039                        43,598
                                     -----------    -----------    -----------
  Total current assets                 1,776,211      1,821,642      1,342,759

Pismo Coast Village Recreational
--------------------------------
Vehicle Resort and Related Assets -
-----------------------------------
Net of accumulated depreciation       10,030,074     10,084,279      9,786,412

Other Assets                              19,460         19,976         14,275
------------                         -----------    -----------    -----------

  Total Assets                       $11,825,745    $11,925,897    $11,143,446
                                     ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                                     December 31,  September 30,  December 31,
                                        2007           2007           2006
                                     (Unaudited)     (Audited)     (Unaudited)
                                     -----------    -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
-------------------
Accounts payable and
 accrued liabilities                 $   156,019    $   122,010    $    69,312
Accrued salaries and vacation             36,022        157,464         51,113
Rental deposits                          819,573        763,143        716,177
Income taxes payable                         -           79,100            -
Current portion of long-term debt        179,149        172,343        146,557
                                     -----------    -----------    -----------
 Total current liabilities             1,190,763      1,294,060        983,159

Long-Term Liabilities
---------------------
Long-term deferred taxes                 263,100        263,800        266,000
N/P Santa Lucia Bank                   1,952,635      1,966,120      2,011,123
                                     -----------    -----------    -----------
 Total liabilities                     3,406,498      3,523,980      3,260,282
                                     -----------    -----------    -----------

Stockholders' Equity
--------------------
Common stock - no par value,
 issued and outstanding
 1,800 shares                          5,647,708      5,647,708      5,647,708
Retained earnings                      2,771,539      2,754,209      2,235,456
                                     -----------    -----------    -----------
 Total stockholders' equity            8,419,247      8,401,917      7,883,164
                                     -----------    -----------    -----------

Total Liabilities and
 Stockholders' Equity                $11,825,745    $11,925,897    $11,143,446
                                     ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   ------------------------------------------
                                  (UNAUDITED)
                                  -----------
                THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                ---------------------------------------------
                                                          2007        2006
                                                       ----------  ----------
Income
------
Resort operations                                      $  884,744  $  884,348
Retail operations                                         230,861     213,520
                                                       ----------  ----------
 Total income                                           1,115,605   1,097,868
                                                       ----------  ----------

Cost and Expenses
-----------------
Operating expenses                                        857,011     871,726
Cost of goods sold                                        113,861     104,428
Depreciation                                               72,279      73,427
                                                       ----------  ----------
 Total cost and expenses                                1,043,151   1,049,581
                                                       ----------  ----------

Income (loss) from operations                              72,454      48,287

Other Income (Expense)
----------------------
Interest income                                             2,963       4,154
Interest expense                                          (43,782)    (47,161)
                                                       ----------  ----------
 Total other income (expense)                             (40,819)    (43,007)
                                                       ----------  ----------
Income (Loss) Before
--------------------
 Provision for Income Taxes                                31,635       5,280
 ------------------------

Income Tax Expense (Benefit)                               14,305       2,600
----------------------------                           ----------  ----------

Net Income                                                 17,330       2,680
----------

Retained Earnings -
-------------------
Beginning of period                                     2,754,209   2,232,776
-------------------                                    ----------  ----------

Retained Earnings -
-------------------
End of period                                          $2,771,539  $2,235,456
-------------                                          ==========  ==========

Net Income Per Share                                   $     9.63  $     1.49
--------------------                                   ==========  ==========

The accompanying notes are an integral part of these financial statements.

                            PISMO COAST VILLAGE, INC.
                            -------------------------
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      ------------------------------------
                 THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                 ---------------------------------------------

                                           2007                    2006
                                  --------------------    --------------------
Cash Flows From Operating Activities
------------------------------------
Net Income                                  $   17,330              $    2,680
Adjustments to reconcile net
 income to net cash used in
 operating activities:
  Depreciation                    $ 72,279                $ 73,427
  Increase in certificates
   of deposit                      (93,514)                (94,047)
  Increase in accounts
   receivable                      (32,018)                (20,765)
  Increase in inventory            (21,224)                (15,058)
  Increase in deferred tax asset      (500)
  Increase in prepaid
   income taxes                    (82,690)                (98,900)
  (Increase) decrease in
   prepaid expenses                (83,039)                 27,207
  Increase (decrease) in
   accounts payable and
   accrued liabilities              34,009                 (35,941)
  Decrease in accrued salaries
   and vacation                   (121,442)               (109,673)
  Increase in rental deposits       56,430                 102,222
  Decrease in income
   taxes payable                   (79,100)                (37,500)

    Total adjustments                         (350,809)              (209,028)
                                            ----------              ----------
    Net cash used in
     operating activities                     (333,479)              (206,348)

Cash Flows From Investing Activities
------------------------------------
Capital expenditures               (17,558)                (43,981)
                                  --------                --------
    Net cash used in investing
     activities                                (17,558)               (43,981)

Cash Flows From Financing Activities
------------------------------------
Principal payments on
 long-term debt                     (6,679)                 (6,293)
                                  --------                --------
    Net cash used in financing
     activities                                 (6,679)                (6,293)
                                            ----------              ----------

    Net decrease in cash and cash
     equivalents                              (357,716)              (256,622)

Cash and Cash Equivalents - Beginning
-------------------------------------
 of Period                                   1,585,341               1,067,100
 ---------                                  ----------              ----------

Cash and Cash Equivalents - End of Period   $1,227,625              $  810,478
-----------------------------------------   ==========              ==========

Schedule of Payments of Interest and Taxes
------------------------------------------
Payments for income tax                     $  201,000              $  139,000
Cash paid for interest                      $   43,782              $   47,161

The accompanying notes are an integral part of these financial statements.

                          PISMO COAST VILLAGE, INC.
                          -------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
               DECEMBER 31, 2007 AND 2006 AND SEPTEMBER 30, 2007
               -------------------------------------------------


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

F.  Concentration of Credit Risk
    ----------------------------
At December 31, 2007, the Company had cash deposits in excess of the $100,000 federally insured limit with Santa Lucia Bank of $1,083,034, however, the Company has an Excess Deposit Insurance Bond which secures deposits up to $1,500,000.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2007 AND 2006 AND SEPTEMBER 30, 2007
-------------------------------------------------------
PAGE 2
------


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

I.  Advertising
    -----------
The Company follows the policy of charging the costs of non-direct response advertising as incurred. Advertising expense was $10,619 and $10,109 for the three months ended December 31, 2007 and 2006, respectively. There was no advertising expense capitalized in prepaid expense.

J.  New Accounting Pronouncements
    -----------------------------

Standards Adopted:
------------------

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

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted the new interpretation for the fiscal year beginning October 1, 2007.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2007 AND 2006 AND SEPTEMBER 30, 2007
-------------------------------------------------------
PAGE 3
------

Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

J.  New Accounting Pronouncements (Continued)
    -----------------------------------------

Standards Not Yet Adopted:
--------------------------

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company is required to adopt SFAS 157 in the first quarter of 2008. The Company does not expect that the implementation of SFAS 157 will have a material effect on the Company's results of operations or financial position.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities - Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the "fair value option"). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company does not expect that the implementation of SFAS 159 will have a material effect on the Company's results of operations or financial position.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets
---------------------------------------------------------------------------

At December 31, 2007, September 30, 2007 and December 31, 2006, property and equipment included the following:

                                     December 31,  September 30   December 31,
                                         2007          2007           2006
                                     -----------   ------------   -----------
Land                                 $ 6,894,935    $ 6,894,935   $ 6,894,935
Building and resort improvements       8,631,527      8,628,387     8,124,396
Furniture, fixtures, equipment
 and leasehold improvements              593,794        593,794       572,809
Transportation equipment                 425,936        425,936       413,511
Loan Fees                                                              31,800
Construction in progress                  90,099         75,680        70,216
                                     -----------    -----------   -----------
                                      16,636,291     16,618,732    16,107,667
Less: accumulated depreciation        (6,606,217)    (6,534,453)   (6,321,255)
                                     -----------    -----------   -----------
                                     $10,030,074    $10,084,279   $ 9,786,412
                                     ===========    ===========   ===========

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2007 AND 2006 AND SEPTEMBER 30, 2007
-------------------------------------------------------
PAGE 4
------


Note 3 - Line of Credit
-----------------------
The Company has a revolving line of credit for $500,000 with Santa Lucia Bank which expires March 2008. The interest rate is variable, at one percent over West Coast Prime with an initial rate of 6.5 percent and an interest rate of
8.75 percent at December 31, 2007. The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of December 31, 2007 and 2006 and September 30, 2007.

Note 4 - Note Payable
---------------------
The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano. The total loan currently outstanding is $2,131,783 and was financed over a period of ten years at a variable interest rate currently at 8.00%.
The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $16,544 per month interest and principal.

Principal payments of the note payable are as follows:

                Year Ending December 31,
                ------------------------
                          2008                       $  179,149
                          2009                          205,643
                          2010                          222,212
                          2011                          240,116
                          2012                          259,182
                       Thereafter                     1,025,482
                                                     ----------
                                                     $2,131,784
                                                     ==========

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

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2007 AND 2006 AND SEPTEMBER 30, 2007
-------------------------------------------------------
PAGE 5
------


Note 6 - Income Taxes
---------------------
The provision for income taxes is as follows:

                                      December 31, 2007  December 31, 2006
                                      -----------------  -----------------
  Income tax provision (benefit)            $14,305            $2,600
                                            =======            ======

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

The Company records uncertain income tax positions in accordance with FASB Interpretation 48, "Accounting for Uncertain Tax Positions" (FIN 48), which clarifies SFAS 109. FIN 48 requires, among other things, the recognition and measurement of tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of December 31, 2007, the Company did not maintain any tax positions that did not meet the "more likely than not" threshold and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2004 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2003.

Note 7 - Operating Leases
-------------------------
The Company leases two pieces of property to use as storage lots. One is under a seven-year agreement beginning March 1, 2007 for $4,613 per month to be increased annually beginning March 1, 2008 based on the Consumer Price Index.

The second lot is located in Oceano and is leased at $2,840 per month. The lease has converted to a month-to-month lease, however the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2007 AND 2006 AND SEPTEMBER 30, 2007
-------------------------------------------------------
PAGE 5
------


Note 7 - Operating Leases (Continued)
-------------------------------------

Future minimum lease payments under the two property leases and the obligation to lease equipment are as follows:

            Year Ended December 31,
            -----------------------
                     2008                    $ 60,321
                     2009                      60,321
                     2010                      60,321
                     2011                      60,321
                     2012                      57,839
                  Thereafter                   64,582
                                             --------
                    Total                    $363,705
                                             ========

Rent expense under these agreements was $22,638 and $22,157 for the three-month period ended December 31, 2007 and 2006, respectively.

Note 7 - Employee Retirement Plans
----------------------------------
The Company converted its 401(k) profit sharing pension plan to a 401(k) safe harbor plan effective October 1, 2005. Under this plan employees working more than 1,000 hours annually are eligible for participation in the plan after one year of service. The Company matches employee contributions up to 4% of compensation. The profit sharing element of the plan is funded at the annual discretion of the Board of Directors. Employees are fully vested when their participation in the plan begins. The contribution to the pension plan was $12,739 and $13,062 for the three months ended December 31, 2007 and 2006, respectively.