Form 10QSB
period 2008-03-31
PISMO COAST VILLAGE INC
filed 2008-05-14
CIK 216877

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
    ACT

    For the transition period from ____ to ____

                Commission file number 0-8463

                      PISMO COAST VILLAGE, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

         California                          95-2990441
-------------------------------           --------------------
(State or other jurisdiction of             (IRS Employer
 incorporation or organization)           (Identification No.)

   165 South Dolliver Street, Pismo Beach, California  93449
-----------------------------------------------------------------
             (Address of principal executive offices)

          (Issuer's telephone number)   (805) 773-5649

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1790

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

Income from Resort Operations for the three-month period ended March 31, 2008, increased $210,710, or 29.9%, above the same period in 2007. Resort Operations Income for the six-months ended March 31, 2008, increased $211,106, or 13.3%, from the same period ended March 31, 2007. This increase in the quarter and six-months ending March 31, 2008, is due primarily to an increase of $193,343, or 180%, in site revenue in March. Spring Break, a higher occupancy period which floats between March and April depending on the year, fell totally within March in 2008, whereas, the previous year most of the holiday period fell in April, and therefore, the following quarter. RV storage also increased $42,295, or 11.1%, year-to-date compared to the same period in 2007, reflecting increased storage activity.

Income from Retail Operations for the three-month period ended March 31, 2008, increased $34,856, or 16.7%, above the same period in 2007. This increase was primarily due to the General Store increasing revenue by $27,159, or 24.5%, over the same period in 2007. This growth is a reflection on increased resort occupancy in March due to Spring Break. RV Repair increased revenue for the quarter by $7,697, or 7.8%, over the previous year. Income from Retail Operations for the six-month period ending March 31, 2008, increased by $52,197, or 12.4%, over the same period ended March 31, 2007. This increase is a result of Spring Break falling in March and management's ongoing review of retail product mix, attention to service, and staff training. The Company anticipates moderate growth in both income from resort operations and retail operations through the remainder of Fiscal Year 2008.

Operating expenses for the three-month period ending March 31, 2008, increased $153,836, or 21.9%, above the same period ended March 31, 2007. This increase in expenses primarily reflects payroll, payroll taxes, benefits, and resort maintenance. For the six-month period ending March 31, 2008, operating expenses increased by $139,121, or 8.8%, above the same period in 2007. This increase reflects payroll, electricity, resort maintenance, and accounting fees. Due to the age of the Resort, the Company is undertaking maintenance activity which is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, restroom upgrades, utility improvements, landscaping, and building repair.

Cost of Goods Sold expenses as a percentage of total income for the three-months ended March 31, 2008, are 57.2% compared to 54.0% for the same period in 2007. For the six-months ended March 31, 2008, Cost of Goods Sold expenses were 53.4% compared to 51.4% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three months ended March 31, 2008, is $39,304, compared to $46,504 for the same period in 2007. For the six-month period ended March 31, 2008, compared to the same period in 2007, interest expense was $83,086 and $93,665 respectively. This expense reflects consolidated financing for the purchase of additional RV storage properties which closed escrow January 11, 2006 and April 6, 2006.

Income before provisions for taxes on income for the three-month period ended March 31, 2008, increased by $68,237, and the income for the six months ended March 31, 2008, increased by $94,592. The increase in income is a reflection of this period's increase in revenue due to spring break activity and management's control of expenses. Revenues during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

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

LIQUIDITY
The Company's plan for capital expenditures of approximately $659,500 in Fiscal Year 2008 has been partially completed according to plan. The reconstruction of thirty-two campsites and road paving have been completed as expected at a cost of $301,374. These projects were funded from normal operating cash flows, and no outside financing was required. The replacement of the primary electric switchgear, pool renovation, Clubhouse window replacement, and purchase of a trailer tow truck have not been completed and management has determined to postpone these projects until Fiscal Year 2009.

The Company's current cash position as of March 31, 2008 is $1,486,615, which is 11.8% more than the same position in 2007. This increase in cash reflects positive contributions from all resort revenue producing departments due to higher occupancy associated with the Spring break holiday period. The figure also reflects the Company's repurchase of ten shares of Pismo Coast Village, Inc. stock for $280,000. The present level of cash is being maintained in anticipation for next year's large capital expenditures. Management is planning and implementing long term renovations to the Resort property which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles.

Accounts payable and accrued liabilities decreased $105,328, or 43.1%, from the same period last year. This reflects the financial activity during this period compared to last year relative to the Company's capital projects which were ongoing at this time. All undisputed payables have been paid in full according to the Company's policy.

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

OTHER DEVELOPMENTS
On March 5, 2008 the Company entered escrow on a 19.55 acre property in Arroyo Grande to be developed for RV Storage. An initial deposit of $50,000 was deposited on an agreed purchase price of $3,100,000. Following the Company's due diligence period which ended on April 24, 2008, the deposit was increased to $200,000. Escrow closed on May 9, 2008. The Company secured permanent financing for the purchase with Santa Lucia Bank.

Recreational vehicle storage continues to be a significant segment of the Company's operations. The Company expects rising fuel costs will increase the demand for storage space near the resort. This new property is projected to store approximately 900 units and placed in operation within twelve months.

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


PISMO COAST VILLAGE, INC.


Date:      MAY 13, 2008

Signature:  JERALD PETTIBONE
            Jerald Pettibone, President


Date:       May 13, 2008

Signature:  JACK WILLIAMS
            Jack Williams, V.P. - Finance/Chief Financial Officer


Date:       May 13, 2008

Signature:  JAY JAMISON
            Jay Jamison, General Manager/Chief Executive Officer

               REPORT OF INDEPENDENT REGISTERED
               --------------------------------
                    PUBLIC ACCOUNTING FIRM
                    ----------------------

To the Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. as of March 31, 2008 and 2007, and the related statements of income and retained earnings and cash flows for the three month and six month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company's management.

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

                           BROWN ARMSTRONG PAULDEN
                           McCOWN STARBUCK THORNBURGH & KEETER
                           ACCOUNTANCY CORPORATION

Bakersfield, California
May 13, 2008

                   PISMO COAST VILLAGE, INC.
                   -------------------------
                         BALANCE SHEETS
                         --------------
         MARCH 31, 2008 AND 2007 AND SEPTEMBER 30, 2007
         ----------------------------------------------

                              March 31,  September 30,  March 31,
                              ---------  -------------  ---------
                                 2008        2007         2007
                                 ----        ----         ----
                             (Unaudited)   (Audited)  (Unaudited)
                             ----------- ------------ -----------
   ASSETS
   ------
Current Assets
--------------
Cash and cash equivalents   $ 1,486,615  $ 1,585,341  $ 1,329,592
Investment in certificate
 of deposit                       4,988        4,867      104,494
Accounts receivable              22,463       35,243       51,015
Inventory                       131,464      109,286      142,720
Current deferred taxes           62,000       62,500       58,500
Prepaid income taxes             66,500                   199,200
Deposits with others             50,768
Prepaid expenses                 24,709       24,405       24,462
                            -----------  -----------  -----------
  Total current assets        1,849,507    1,821,642    1,909,983

Pismo Coast Village Recreational
--------------------------------
 Vehicle Resort and Related Assets -
 -----------------------------------
 Net of accumulated
  depreciation               10,236,617   10,084,279   10,059,981

Other Assets                     18,944       19,976       15,000
------------                -----------  -----------  -----------
 Total Assets               $12,105,068  $11,925,897  $11,984,964
                            ===========  ===========  ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current Liabilities
-------------------
Accounts payable and
 accrued expenses           $   139,187  $   122,010  $   244,515
Accrued salaries & vacation      37,708      157,464       49,395
Rental deposits               1,313,909      763,143    1,400,725
Income taxes payable                          79,100
Current portion of
 long-term debt                 189,866      172,343      151,491
                            -----------  -----------  -----------
 Total current liabilities    1,680,670    1,294,060    1,846,126

Long-Term Liabilities
---------------------
Long-term deferred taxes        261,700      263,800      266,100
Note payable                  1,935,374    1,966,120    1,999,239
                            -----------  -----------  -----------
 Total liabilities            3,877,744    3,523,980    4,111,465
                            -----------  -----------  -----------

Stockholders' Equity
--------------------
Common stock - no par value,
 1,800 shares issued,
 1,790 shares outstanding     5,616,332    5,647,708    5,647,708
Retained earnings             2,610,992    2,754,209    2,225,791
                            -----------  -----------  -----------

 Total stockholders' equity   8,227,324    8,401,917    7,873,499
                            -----------  -----------  -----------

Total Liabilities and
 Stockholders' Equity       $12,105,068  $11,925,897  $11,984,964
                            ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                   PISMO COAST VILLAGE, INC.
                   -------------------------
         STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
         ----------------------------------------------
                           (UNAUDITED)
                           -----------
       THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007
       --------------------------------------------------

                           Three Months            Six Months
                       --------------------   ---------------------
                          Ended March 31,        Ended March 31,
                       --------------------   ---------------------
                          2008      2007         2008       2007
                       ---------  ---------   ---------  ----------
Income
------
Resort operations     $  914,776  $ 704,066  $1,799,520  $1,588,414
Retail operations        243,510    208,654     474,371     422,174
                      ----------  ---------  ----------  ----------
 Total income          1,158,286    912,720   2,273,891   2,010,588
                      ----------  ---------  ----------  ----------

Cost and Expenses
-----------------
Operating expenses       856,309    702,473   1,713,320   1,574,199
Cost of goods sold       139,477    112,593     253,338     217,021
Depreciation              76,756     73,880     149,035     147,307
                      ----------  ---------  ----------  ----------
 Total cost and
 expenses              1,072,542    888,946   2,115,693   1,938,527
                      ----------  ---------  ----------  ----------

Income from
 operations               85,744     23,744     158,198      72 061
                      ----------  ---------  ----------  ----------

Other Income (Expense)
----------------------
Interest and
 dividend income           3,232      4,165       6,195       8,319
Interest expense         (39,304)   (46,504)    (83,086)    (93,665)
                      ----------  ---------  ----------  ----------

 Total other
 income (expense)        (36,072)   (42,339)    (76,891)    (85,346)
                      ----------  ---------  ----------  ----------

Income (Loss) Before
 Provision for
 Income Tax               49,672    (18,565)     81,307     (13,285)

Income Tax Expense
 (Benefit)               (38,405)    (8,900)    (24,100)     (6,300)
                      ----------  ---------  ----------  ----------

Net Income (Loss)     $   88,077  $  (9,665)    105,407      (6,985)
                      ==========  =========

Retained Earnings
-----------------
Beginning of period                           2,754,209   2,232,776
                                             ----------  ----------

Redemption of stock                            (248,624)

End of period                                $2,610,992  $2,225,791
                                             ==========  ==========

Net Income/(Loss)
 Per Share            $    49.21  $   (5.37) $    58.89  $    (3.88)
                      ==========  =========  ==========  ==========
The accompanying notes are an integral part of these financial statements.

                       PISMO COAST VILLAGE, INC.
                       --------------------------
                  STATEMENTS OF CASH FLOWS (UNAUDITED)
                  ------------------------------------
                SIX MONTHS ENDED MARCH 31, 2008 AND 2007
                ----------------------------------------

                                       2008                     2007
                             ----------------------   ----------------------
Cash Flows From Operating Activities
------------------------------------
Net income                                $ 105,407              $   (6,985)
Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
Depreciation                 $  149,035                $ 147,307
Decrease (Increase) in
 accounts receivable             12,780                  (49,291)
Increase in inventory           (22,178)                 (45,515)
Decrease in current
 deferred taxes                     500
Increase (Decrease) in
 prepaid income taxes           (66,500)                (199,200)
Increase in prepaid expenses       (304)                  46,343
Increase in deposits with
 others                         (50,768)
Decrease in other assets          1,032                   14,275
Increase in accounts payable
 & accrued expenses              17,178                  139,263
Decrease in accrued salaries
 & vacation                    (119,756)                (111,391)
Increase in rental deposits     550,766                  786,770
Increase (Decrease) in income
 taxes payable                  (79,100)                 (37,500)
(Decrease) Increase in
 deferred taxes                  (2,100)                     100
                             ----------                ---------
Total adjustments                           390,585                 691,161
                                         ----------              ----------

Net cash provided by
 operating activities                       495,992                 684,176

Cash Flows From Investing Activities
------------------------------------
Capital expenditures           (301,374)                (406,431)
Increase in investment in
 certificate of deposit            (121)                  (2,010)
                             ----------                ----------
Net cash used in
 investing activities                      (301,495)               (408,441)

Cash Flows From Financing Activities
------------------------------------
Redemption of stock            (280,000)
Principal payments on note
 payable                        (13,223)                 (13,243)
                             -----------               ---------
Net cash used in
 investing activities                      (293,223)                (13,243)
                                         ----------              -----------

Net increase (decrease) in cash &
 cash equivalents                           (98,726)                262,492

Cash and Cash Equivalents -
---------------------------
 Beginning of Period                      1,585,341               1,067,100
--------------------                     ----------              ----------

Cash and Cash Equivalents -
---------------------------
 End of Period                           $1,486,615              $1,329,592
 -------------                           ==========              ==========

Schedule of Payments of Interest & Taxes
----------------------------------------
Payments for interest                      $ 83,086                 $93,665
Payments for income tax                    $123,092                 $91,235

The accompanying notes are an integral part of these financial statements.

                       PISMO COAST VILLAGE, INC.
                       -------------------------
                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
   MARCH 31, 2008 AND 2007 (UNAUDITED) AND SEPTEMBER 30, 2007 (AUDITED)
   --------------------------------------------------------------------


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Nature of Business
------------------
Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

Basis of Presentation
---------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of Management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2008 and September 30, 2007, the results of operations for the three month periods ended March 31, 2008 and 2007, and cash flows for the six month periods ended March 31, 2008 and 2007.

Certain disclosures normally presented in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto as well as other information included in the Company's annual report on Form 10-KSB for the year ended September 30, 2007. The results of operations for the three and six month periods ended March 31, 2008 and 2007 may not necessarily be indicative of the operating results for the full year.

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

Earnings Per Share
------------------
The earnings per share reported on the financial statements are based on the 1,790 shares issued and outstanding. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2008 AND 2007 (UNAUDITED) AND SEPTEMBER 30, 2007 (AUDITED)
--------------------------------------------------------------------
PAGE 2
------


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

Concentration of Credit Risk
----------------------------
At March 31, 2008, the Company had cash deposits in excess of the $100,000 federally insured limit with the Santa Lucia Bank of $1,324,030, however, the Company has an Excess Deposit Insurance Bond which secures deposits up to $1,500,000.

Revenue and Cost Recognition
----------------------------
The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

Advertising
-----------
The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $19,999 and $18,243 for the six months ended March 31, 2008 and 2007, respectively. There was no advertising expense capitalized in prepaid expense.

New Accounting Pronouncements
-----------------------------

Standards Adopted:

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

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2008 AND 2007 (UNAUDITED) AND SEPTEMBER 30, 2007 (AUDITED)
--------------------------------------------------------------------
PAGE 3
------


Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

New Accounting Pronouncements (Continued)
-----------------------------------------
FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted the new interpretation for the fiscal year beginning October 1, 2007.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No.157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company has adopted the new standard beginning the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for
Financial Assets and Liabilities   Including an amendment of FASB Statement
No. 115 SFAS 159" permits entities to choose to measure certain financial assets and liabilities at fair value (the "fair value option"). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company has adopted the new standard for the first quarter of 2008.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which expands the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We may experience a financial statement impact depending on the nature and extent of any new business combinations entered into after the effective date of SFAS No. 141(R); however none are expected at this time.

In December 2007, FASB issued SFAS No. 160, which amends Accounting Research Bulletin (ARB) No. 51 and (1) establishes standards of accounting and reporting on noncontrolling interests in consolidated statements, (2) provides guidance on accounting for changes in the parent's ownership interest in a subsidiary, and (3) establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. The amendments to ARB No. 51 made by SFAS No. 160 are effective for fiscal years (and interim period within those years) beginning on or after December 15, 2008. The Company does not expect the adoption of this statement to have an impact on its financial statements.

In January 2008, the SEC issued Staff Accounting Bulletin (SAB) No. 110, which amends SAB No. 107. In March 2005, the SEC issued Staff Accounting Bulletin
(SAB) No. 107 in which, among other matters, the Staff expressed its views regarding the valuation of share-based payment arrangements. Specifically, SAB No. 107 provided a simplified approach for estimating the expected term of a "plain vanilla" option, which is required for application of the Black-

Scholes-Merton model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data, information about exercise patterns with

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2008 AND 2007 (UNAUDITED) AND SEPTEMBER 30, 2007 (AUDITED)
--------------------------------------------------------------------
PAGE 4
------


respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before March 31, 2008. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data do become widely available. The Company does not expect the effects of this bulletin to have any affect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133," which changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the effects of this bulletin to have any affect on its financial statements.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets
---------------------------------------------------------------------------
At March 31, 2008, September 30, 2007 and March 31, 2007, property and equipment included the following:

                              March 31,   September 30,     March 31,
                                2008           2007           2007
                            -----------   -------------   -----------
Land                        $ 6,894,935    $ 6,894,935    $ 6,911,735
Building and resort
 improvements                 8,631,526      8,628,387      8,104,807
Furniture, fixtures,
 equipment and
 leasehold improvements         894,891        593,794        578,766
Transportation equipment        425,938        425,936        420,453
Construction in progress         71,784         75,680        439,355
                            -----------    -----------    -----------
                             16,919,074     16,618,732     16,455,116
Less: accumulated
 depreciation                (6,682,457)    (6,534,453)    (6,395,135)
                            -----------   ------------    -----------
                            $10,236,617    $10,084,279    $10,059,981
                            ===========    ===========    ===========

Note 3 - Line of Credit
-----------------------
The Company renewed its revolving line of credit for $500,000, expiring March 2009. The interest rate is variable at one percent over West Coast Prime, with an initial rate of 6.25 percent at March 31, 2008. The purpose of the loan is to augment operating cash needs in off-season months. There was no outstanding amount for the line of credit at March 31, 2008 and 2007 and September 30, 2007.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2008 AND 2007 (UNAUDITED) AND SEPTEMBER 30, 2007 (AUDITED)
--------------------------------------------------------------------
PAGE 5
------


Note 4 - Note Payable
---------------------
The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano. The total loan currently outstanding is $2,125,240 and was financed over a period of ten years at a variable interest rate currently at 7.00%. The lot in Oceano was formally leased for $4,800 per month and was purchased for $925,000. The payments are currently $14,864 per month interest and principal.

      Year Ending March 31,
      ---------------------
                2009                   $  189,866
                2010                      218,671
                2011                      234,525
                2012                      251,287
                2013                      269,745
             Thereafter                   961,146
                                       ----------
                                       $2,125,240
                                       ==========

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

The Company redeemed 10 shares of Common stock from a single shareholder in the current quarter for $280,000. At this time the stock has not been retired.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2008 AND 2007 (UNAUDITED) AND SEPTEMBER 30, 2007 (AUDITED)
--------------------------------------------------------------------
PAGE 6
------


Note 6 - Income Taxes
---------------------
The provision for income taxes is as follows:

                                    March 31,        March 31,
                                      2008             2007
                                    ---------        --------
Income tax expense (benefit)        $(24,100)        $(6,300)
                                    =========        ========

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

The Company records uncertain income tax positions in accordance with FASB Interpretation 48, "Accounting for Uncertain Tax Positions" (FIN
48), which clarifies SFAS 109. FIN 48 requires, among other things, the recognition and measurement of tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of March 31, 2008, the Company did not maintain any tax positions that did not meet the "more likely than not" threshold and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2004 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2003.

Note 7 - Operating Leases
-------------------------
The Company leases two pieces of property to use as storage lots. One is leased under a seven year agreement beginning March 1, 2007 for $4,613 per month and increased March 1, 2008 to $4,802 based on the Consumer Price Index.

The second lot is located in Oceano and is leased at $2,933 per month. The lease has converted to a month to month lease; however the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $432 per month.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2008 AND 2007 (UNAUDITED) AND SEPTEMBER 30, 2007 (AUDITED)
--------------------------------------------------------------------
PAGE 7
------


Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

      Year Ending March 31,
      ---------------------
                2009                   $   62,808
                2010                       62,808
                2011                       62,808
                2012                       62,808
                2013                       58,920
             Thereafter                    52,822
                                       ----------
                                       $  362,974
                                       ==========


Rent expense under these agreements was $45,766 and $44,427 for the six months ended March 31, 2008 and 2007, respectively.

Note 8 - Employee Retirement Plans
----------------------------------
The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company's matching portion of the 401(k) safe harbor plan was $21,725 for the six months ended March 31, 2008. The contribution to the pension plan for the six months ended March 31, 2007 was $20,815.

Note 9 - Subsequent Events
--------------------------
On March 5, 2008 the Company entered escrow on a 19.55 acre property in Arroyo Grande to be developed for RV Storage. An initial deposit of $50,000 was deposited on an agreed purchase price of $3,100,000. Following the Company's due diligence period which ended on April 24, 2008, the deposit was increased to $200,000. Escrow closed on May 9, 2008. The Company secured permanent financing in the amount of $3,100,000 for the purchase with Santa Lucia Bank over a period of thirty years at an interest rate of 1/2 over prime, making the initial rate 5.5%.