Form 10QSB
period 2008-06-30
PISMO COAST VILLAGE INC
filed 2008-08-14
CIK 216877

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2008

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,790

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]


                   PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
The following financial statements and related information are included in this Form 10-QSB, Quarterly Report.

1. Accountant's Review Report

2. Balance Sheets

3. Statements of Income and Retained Earnings

4. Statements of Cash Flows

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

Income from Resort Operations for the three-month period ended June 30, 2008, decreased $94,411, or 7.3%, below the same period in 2007. Resort Income for the nine months ended June 30, 2008, increased $116,695, or 4.1%, from the same period ended June 30, 2007. This decrease in the quarter ending June 30, 2008, is due primarily to an 11.7% decrease in paid site income as a result of the timing of Spring Break. Spring Break, a high occupancy period, includes the week before and after Easter, and moves between the months of March and April. In 2007, Spring Break fell in April, whereas in 2008 Spring Break was in March. The three-month period ending June 30, 2008, also reflected a $15,607, or 5.7%, increase in RV storage activity over the same period in 2007, and an increase of $54,440, or 9.3%, for the nine-month period. The increase in RV storage revenue is a result of the Company acquiring additional property and increasing storage inventory. The increase in spotting reflects the increase in occupancy and additional fees associated with towing from distant storage facilities. The increase in Resort Operations Income for the nine-month period is a result of a 2.6% increase in paid site revenue.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from Retail Operations for the three-month period ended June 30, 2008, increased $11,036, or 3.8%, above the same period in 2007. The General Store increased revenue by $5,772, or 3.0%, however, it should be noted that in 2007 the income included Spring Break and revenue losses due to inventory reduction and closure during a six-week renovation. Income from Retail Operations for the nine-month period ending June 30, 2008, increased by $63,233, or 8.8%, over the same period ended June 30, 2007. This reflects a $44,569, or 10.5%, increase in General Store income and a $18,666, or 6.4%, increase in RV Shop income. The increase in revenue from retail operations is due to favorable weather, management's ongoing review of retail product mix, attention to service, and staff training. The Company anticipates moderate growth in both income from resort operations and retail operations through the remainder of Fiscal Year 2008.

Operating Expenses for the quarter ended June 30, 2008, increased $25,950, or 3.1%, from the same period in 2007. This increase in expense is a result of labor, electricity, computer supplies, accounting, vehicle repairs and fuel. Operating Expenses for the nine-month period ended June 30, 2008, increased $165,070, or 6.8%, from the same period in 2007. Previously mentioned expenses affecting the quarter remain consistent with year-to-date 2008.

Cost of Goods Sold for 2008 are within projected levels at 48.7% of retail sales for the quarter and 51.6% year-to-date. Cost of Goods Sold for 2007 were 55.4% and 53.0% respectively.

Interest Expense for the three-month and nine-month periods ended June 30, 2008, is $48,027 and $131,113 respectively, compared to $47,391 and $141,056 the previous year. This expense reflects the financing due to acquiring new RV storage properties which closed escrow January 11, 2006, April 6, 2006, and May 9, 2008.

Net Income for the quarter ending June 30, 2008, decreased by $57,919, or 23.7%, compared with the same period ending June 30, 2007. This quarterly decrease in Net Income is primarily due to decreased income, and, increased expenses and income tax. Net Income for the nine months ending June 30, 2008, increased by $54,474, or 23.0%, compared with the same period ending June 30, 2007. This increase in Net Income is a result of increased resort and retail income, and a decrease in income tax. The last quarter of 2008 is expected to provide adequate resources for continuing business and provide for planned capital expenditures.

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

LIQUIDITY
The Company's plan for capital expenditures of approximately $659,000 in Fiscal Year 2008 has been partially completed according to plan. The reconstruction of thirty-two campsites and road paving have been completed as expected at a cost of $301,374. These projects were funded from normal operating cash flows, and no outside financing was required. The replacement of the primary electric switchgear, pool renovation, Clubhouse window replacement, and purchase of a trailer tow truck have not been completed and management has determined to postpone these projects until Fiscal Year 2009.

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

On May 9, 2008, the Company closed escrow on a 19.55 acre property in Arroyo Grande to be developed for RV storage. The purchase price was $3,100,000 for the undeveloped land, and permanent financing was secured from Santa Lucia Bank.

The Company understands the demand for RV storage and feels offering RV storage compliments the primary business of renting campsites.

The Company's current cash position as of June 30, 2008, is $1,669,240 which is 22.0% more than the previous year. This increase in cash reflects the growth in revenue and management's effort to minimize expenses. The present level of cash is being maintained in anticipation of next year's large capital expenditures.

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

Accounts Receivable for period ending June 30, 2008 decreased
$49,785, below June 30, 2007, due to timing and increased effort to collect on balances.

Rental Deposits decreased $12,161, or 0.9%, compared to the same period last year due to decreased advanced site reservations.
This reflects a recent trend of drop-in overnight guests that are not making reservations.

Accounts Payable and accrued liabilities increased $5,666 to an amount of $149,997 for June 30, 2008, compared to the same period ending 2007. This increase was primarily due to timing of payment of monthly liabilities. All undisputed payables have been paid in full according to the Company's policy.

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

PISMO COAST VILLAGE, INC.


Date:       August 13, 2008

Signature:  JERALD PETTIBONE
            Jerald Pettibone, President


Date:       August 13, 2008

Signature:  JACK WILLIAMS
            Jack Williams, V.P. Finance/Chief Financial Officer


Date:       August 13, 2008

Signature:  JAY JAMISON
            Jay Jamison, General Manager/Chief Executive Officer

                  REPORT OF INDEPENDENT REGISTERED
                  --------------------------------
                        PUBLIC ACCOUNTING FIRM
                        ----------------------


To the Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California

We have reviewed the accompanying balance sheet of Pismo Coast Village, Inc. as of June 30, 2008 and 2007, and the related statements of income and retained earnings and cash flows for the three month and nine month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company's management.

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


STEVEN R STARBUCK

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION

Bakersfield, California
August 13, 2008

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                                BALANCE SHEETS
                                --------------
                 JUNE 30, 2008 AND 2007 AND SEPTEMBER 30, 2007
                 ---------------------------------------------

                                         June 30,  September 30,  June 30,
                                         --------  -------------  --------
                                           2008        2007         2007
                                           ----        ----         ----
                                       (Unaudited)   (Audited)   (Unaudited)
                                       -----------   ---------   -----------

             ASSETS
             ------
Current Assets
--------------
Cash and cash equivalents             $ 1,669,240  $ 1,585,341  $ 1,368,735
Investment in certificate
 of deposit                                 1,262        4,867       95,940
Accounts receivable                        26,486       35,243       76,272
Inventory                                 138,091      109,286      125,381
Current deferred taxes                     51,800       62,500       57,900
Prepaid income taxes                                                 83,430
Prepaid expenses                           24,135       24,405       15,897
                                      -----------  -----------  -----------
  Total current assets                  1,911,014    1,821,642    1,823,555

Pismo Coast Village Recreational
--------------------------------
 Vehicle Resort and Related Assets -
 -----------------------------------
 Net of accumulated
  depreciation                         13,310,517   10,084,279   10,154,872

Other Assets                               41,238       19,976       15,000
------------
                                      -----------  -----------  -----------
  Total Assets                        $15,262,769  $11,925,897  $11,993,427
                                      ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
-------------------
Accounts payable and
 accrued expenses                     $   149,997  $   122,010  $   144,331
Accrued salaries & vacation                45,813      157,464       46,542
Rental deposits                         1,264,855      763,143    1,277,016
Income taxes payable                      130,900       79,100
Current portion of
 long-term debt                           436,709      172,343      157,275
                                      -----------  -----------  -----------
  Total current liabilities             2,028,274    1,294,060    1,625,164

Long-Term Liabilities
---------------------
Long-term deferred taxes                  224,000      263,800      263,300
Note payable-net of
 current portion                        4,597,017    1,966,120    1,987,391
                                      -----------  -----------  -----------
  Total liabilities                     6,849,291    3,523,980    3,875,855
                                      -----------  -----------  -----------

Stockholders' Equity
--------------------
Common stock - no par value,
 1,800 shares issued,
 1,790 shares outstanding               5,616,332    5,647,708    5,647,708
Retained earnings                       2,797,146    2,754,209    2,469,864
                                      -----------  -----------  -----------
  Total stockholders' equity            8,413,478    8,401,917    8,117,572
                                      -----------  -----------  -----------

 Total Liabilities and
  Stockholders' Equity                $15,262,769  $11,925,897  $11,993,427
                                      ===========  ===========  ===========

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.

                            PISMO COAST VILLAGE, INC.
                            -------------------------
                    STATEMENTS OF INCOME AND RETAINED EARNINGS
                    ------------------------------------------
                                   (UNAUDITED)
                                   -----------
                THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007
                --------------------------------------------------

                                     Three Months            Nine Months
                                     ------------            -----------
                                    Ended June 30,          Ended June 30,
                                    --------------          --------------
                                  2008        2007        2008        2007
                               ----------  ----------  ----------  ----------

Income
------
Resort operations              $1,187,289  $1,281,700  $2,986,809  $2,870,114
Retail operations                 304,058     293,022     778,429     715,196
                               ----------  ----------  ----------  ----------
  Total income                  1,491,347   1,574,722   3,765,238   3,585,310
                               ----------  ----------  ----------  ----------

Cost and Expenses
-----------------
Operating expenses                868,280     842,330   2,581,600   2,416,530
Cost of goods sold                148,028     162,451     401,366     379,472
Depreciation                       73,029      72,087     222,064     219,394
                               ----------  ----------  ----------  ----------
  Total cost and expenses       1,089,337   1,076,868   3,205,030   3,015,396
                               ----------  ----------  ----------  ----------

Income from operations            402,010     497,854     560,208     569,914
                               ----------  ----------  ----------  ----------

Other Income (Expense)
----------------------
Interest and dividend income        2,072       3,611       8,267      11,930
Interest expense                  (48,027)    (47,391)   (131,113)   (141,056)
                               ----------  ----------  ----------  ----------
  Total other income (expense)    (45,955)    (43,780)   (122,846)   (129,126)
                               ----------  ----------  ----------  ----------

Income Before Provision for
 Income Tax                       356,055     454,074     437,362     440,788

Income Tax Expense                169,900     210,000     145,800     203,700
                               ----------  ----------  ----------  ----------

Net Income                      $ 186,155  $  244,074     291,562     237,088
                               ==========  ==========

Retained Earnings
-----------------
Beginning of period                                     2,754,209   2,232,776
                                                       ----------  ----------

Redemption of stock                                      (248,624)        -

End of period                                          $2,797,146  $2,469,864
                                                       ==========  ==========

Net Income Per Share           $   104.00  $   135.59  $   162.88  $   131.72
                               ==========  ==========  ==========  ==========

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.

                            PISMO COAST VILLAGE, INC.
                            -------------------------
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      ------------------------------------
                    NINE MONTHS ENDED JUNE 30, 2008 AND 2007
                    ----------------------------------------
                                        2008                    2007
                               ----------------------  ----------------------
Cash Flows From Operating Activities
------------------------------------
Net Income                                 $  291,562              $  237,088
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
 Depreciation and
  amortization               $  222,064                $  219,394
 Decrease in accounts
  receivable                      8,757                   (74,548)
 Increase in inventory          (28,805)                  (28,176)
 Decrease in current
  deferred taxes                 10,700                       600
(Increase) decrease in
  prepaid income taxes                                    (83,430)
 Decrease in prepaid expenses       270                    54,908
 Increase in other assets       (23,297)                   14,275
 Increase in accounts payable
 and accrued expenses            27,988                    39,079
 Decrease in accrued salaries
 & vacation                    (111,651)                 (114,244)
 Increase in rental deposits    501,712                   663,060
 Increase (decrease) in
  income taxes payable           51,800                   (37,500)
 Decrease in deferred taxes     (39,800)                   (2,700)
                             ----------                ----------
   Total adjustments                          619,738                 650,718
                                           ----------              ----------
   Net cash provided by
    operating activities                      911,300                 887,806

Cash Flows From Investing Activities
------------------------------------
Capital Expenditures         (3,446,269)                 (573,408)
Decrease (increase) in
 investment in CD                 3,605                     6,544
                             ----------                ----------
  Net cash used in investing
   activities                              (3,442,664)               (566,864)

Cash Flows From Financing Activities
------------------------------------
Redemption of stock            (280,000)
Borrowings on long-term debt  2,916,795
Principal payments on note
 payable                        (21,532)                  (19,307)
                             ----------                ----------
  Net cash (used in) provided
   by financing activities                  2,615,263                 (19,307)
                                           ----------              -----------

  Net increase (decrease) in cash
   & cash equivalents                          83,899                 301,635

Cash and Cash Equivalents -
----------------------------
 Beginning of Period                        1,585,341               1,067,100
 -------------------                       ----------              ----------

Cash and Cash Equivalents -
----------------------------
 End of Period                             $1,669,240              $1,368,735
 -------------                             ==========              ==========

Schedule of Payments of Interest and Taxes
------------------------------------------
Payments for interest                      $  131,113              $  141,056
Payments for income tax                    $  123,092              $   96,410

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.

                            PISMO COAST VILLAGE, INC.
                            -------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
        JUNE 30, 2008 AND 2007 (UNAUDITED) AND SEPTEMBER 30, 2007 (AUDITED)
        -------------------------------------------------------------------


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Nature of Business
------------------
Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

Basis of Presentation
---------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Unites States Securities and Exchange Commission. In the opinion of Management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 2008 and 2007, the results of operations for the three-month and nine-month periods ended June 30, 2008 and 2007, and cash flows for the nine-month periods ended June 30, 2008 and 2007.

Certain disclosures normally presented in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto as well as other information included in the Company's annual report on Form 10-KSB for the year ended September 30, 2007. The results of operations for the three and nine-month periods ended June 30, 2008 and 2007 may not necessarily be indicative of the operating results for the full year.

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

Earnings Per Share
------------------
The earnings per share are based on the 1,790 shares issued and outstanding. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2008 AND 2007 (UNAUDITED) AND SEPTEMBER 30, 2007 (AUDITED)
-------------------------------------------------------------------
PAGE 2
------


Note 1 - Summary of Significant Accounting Policies (Continued)
--------------------------------------------------------------

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

Concentration of Credit Risk
----------------------------
At June 30, 2008, the Company had cash deposits in excess of the $100,000 federally insured limit with Santa Lucia Bank of $1,553,980, however, the Company has an Excess Deposit Insurance Bond which secures deposits up to $1,500,000. On July 31, 2008, subsequent to the date of this financial statement, the Company made arrangements to open a new Certificate of Deposit with Wachovia, administered by Edward Jones from funds transferred from Santa Lucia in the amount of $90,000. This transfer of cash brings the amount of cash held with Santa Lucia Bank back to a level secured by the Excess Deposit Insurance Bond.

Revenue and Cost Recognition
----------------------------
The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

Advertising
-----------
The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $34,027 and $30,543 for the nine months ended June 30, 2008 and 2007, respectively. There was no advertising expense capitalized in prepaid expense.

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

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2008 AND 2007 (UNAUDITED) AND SEPTEMBER 30, 2007 (AUDITED)
-------------------------------------------------------------------
PAGE 3
------


Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

New Accounting Pronouncements (Continued)
-----------------------------------------
FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted the new interpretation for the fiscal year beginning October 1, 2007.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company has adopted the new standard beginning the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 SFAS 159" permits entities to choose to measure certain financial assets and liabilities at fair value (the "fair value option"). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company has adopted the new standard for the first quarter of 2008.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", which expands the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We may experience a financial statement impact depending on the nature and extent of any new business combinations entered into after the effective date of SFAS No. 141(R); however none are expected at this time.

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

In January 2008, the SEC issued Staff Accounting Bulletin (SAB) No. 110, which amends SAB No. 107. In March 2005, the SEC issued Staff Accounting Bulletin
(SAB) No. 107 in which, among other matters, the Staff expressed its views regarding the valuation of share-based payment arrangements. Specifically, SAB No. 107 provided a simplified approach for estimating the expected term of a "plain vanilla" option, which is required for application of the Black-Scholes-Merton model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2007 AND 2006 (UNAUDITED) AND SEPTEMBER 30, 2006 (AUDITED)
-------------------------------------------------------------------
PAGE 4
------


Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

New Accounting Pronouncements (Continued)
-----------------------------------------
own historical option exercise data, information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before March 31, 2008. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data do become widely available. The Company does not expect the effects of this bulletin to have any affect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the effects of this bulletin to have any affect on its financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material effect on our financial statements or related disclosures.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets
---------------------------------------------------------------------------
At June 30, 2008, September 30, 2007 and June 30, 2007, property and equipment included the following:

                              June 30, 2008  September 30, 2007  June 30, 2007
                              -------------  ------------------  -------------
  Land                         $ 9,994,935      $ 6,894,935       $ 6,911,735
  Building and resort
   improvements                  8,635,184        8,628,387         8,626,678
  Furniture, fixtures,
   equipment and leasehold
   improvements                    907,316          593,794           585,755
  Transportation equipment         425,938          425,936           426,142
  Construction in progress         101,629           75,680            71,784
                               -----------      -----------       -----------
                                20,065,002       16,618,732        16,622,094
  Less: accumulated
   depreciation                 (6,754,485)      (6,534,453)       (6,467,222)
                               -----------      -----------       -----------
                               $13,310,517      $10,084,279       $10,154,872
                               ===========      ===========       ===========

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2008 AND 2007 (UNAUDITED) AND SEPTEMBER 30, 2007 (AUDITED)
-------------------------------------------------------------------
PAGE 5
------


Note 3 - Line of Credit
-----------------------
The Company renewed its revolving line of credit for $500,000, expiring March 2009. The interest rate is variable at one percent over West Coast Prime, with an initial rate of 5.25 percent and an interest rate of 6.25 percent at June 30, 2008. The purpose of the loan is to augment operating cash needs in off-season months. There was no outstanding amount for the line of credit at June 30, 2008 and at June 30, 2007.

Note 4 - Note Payables
----------------------
The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano. The total loan currently outstanding is $2,116,931 and was financed over a period of ten years at a variable interest rate currently at 5.5%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $13,422 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande with Santa Lucia Bank. The loan was originated on May 8, 2008. The total loan currently outstanding is $2,916,795 and financed over a period of ten years at a variable interest rate currently at 5.5%. The payments are currently $13,186 per month interest only.

Future minimum payments are as follows:

         Period Ended June 30,
         ---------------------
                 2009                        $  436,709
                 2010                           476,736
                 2011                           503,690
                 2012                           531,664
                 2013                           562,225
              Thereafter                      2,522,702
                                             ----------
                                             $5,033,726
                                             ==========

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

The Company redeemed 10 shares of Common stock from a single shareholder in the second quarter for $280,000. At this time the stock has not been retired.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2008 AND 2007 (UNAUDITED) AND SEPTEMBER 30, 2007 (AUDITED)
-------------------------------------------------------------------
PAGE 6
------


Note 6 - Income Taxes
---------------------
The provision for income taxes is as follows:

                                     June 30, 2008      June 30, 2007
                                     -------------      -------------
Income tax expense                      $145,800           $203,700
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

The Company records uncertain income tax positions in accordance with FASB Interpretation 48, "Accounting for Uncertain Tax Positions" (FIN 48), which clarifies SFAS 109. FIN 48 requires, among other things, the recognition and measurement of tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of June 30, 2008, the Company did not maintain any tax positions that did not meet the "more likely than not" threshold and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2004 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2003.

Note 7 - Operating Leases
-------------------------
The Company leases two pieces of property to use as storage lots. One is leased under a seven-year agreement beginning March 1, 2008 for $4,802 based on the Consumer Price Index.

The second lot is located in Oceano and is leased at $2,933 per month. The lease has converted to a month-to-month lease; however the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $432 per month.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2008 AND 2007 (UNAUDITED) AND SEPTEMBER 30, 2007 (AUDITED)
-------------------------------------------------------------------
PAGE 7
------


Note 7 - Operating Leases (Cntinued)
------------------------------------
Future minimum lease payments under the first property lease and an obligation to lease equipment are as follows:

              Period Ended June 30,
              ---------------------
                      2009                           $ 62,808
                      2010                             62,808
                      2011                             62,808
                      2012                             62,808
                      2013                             57,624
                   Thereafter                          38,416
                                                     --------
                                                     $347,272
                                                     ========

Rent expense under these agreements was $70,610 and $68,375 for the nine months ended June 30, 2008 and 2007, respectively.

Note 8 - Employee Retirement Plans
---------------------------------
The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company's matching portion of the 401(k) safe harbor plan was $31,551 for the nine months ended June 30, 2008. The contribution to the pension plan for the nine months ended June 30, 2007 was $30,218.