Form 10KSB
period 2008-09-30
PISMO COAST VILLAGE INC
filed 2008-12-22
CIK 216877

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                  -----------

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Fiscal Year ended September 30, 2008
                              ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________ to _________

                         Commission file number 0-8463
                                                ------

                           PISMO COAST VILLAGE, INC.
                 ---------------------------------------------
                (Name of small business issuer in its charter)

                   California                       95-2990441
          ---------------------------------     ---------------------
          (State or other jurisdiction of       (IRS Employer ID No.)
          (incorporation or organization)

              165 South Dolliver Street, Pismo Beach, CA    93449
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State issuer's revenues for its most recent fiscal year.  $5,594,334

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter. $57,200,000

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date.   1,790

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2009 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 17, 2009 are incorporated by reference into Part III.

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

PUBLIC AND SHAREHOLDER USERS
The present policy of the Company is to offer each shareholder the opportunity for 45 days of free use of sites at the Resort, 25 days may be used during prime time and 20 days during non-prime time. The free use of sites by shareholders is managed by designating the nights of the year as prime time and non-prime time. A prime time night is one that is most in demand, for example, Memorial Day Weekend and the period from mid-June until Labor Day. Non-prime time is that time with the least demand. Each shareholder is furnished annually a calendar that designates the prime and non-prime time days; it also provides a schedule of when reservations can be made and the procedure for making reservations. Shareholder's free use of sites average approximately 21% to 24% annually (refer to Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, page 9).

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

COMPETITION
The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities which include 34 Channels of Satellite TV, high-speed wireless Internet service throughout the property, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service which includes RV storage and RV repair and service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In November 2007, Pismo Coast Village RV Resort was awarded the designation of 2007/2008 RV Park of the Year, Large Park Category, by the National Association of RV Parks and Campgrounds (ARVC) which has a membership of more than 3,900 properties. Pismo Coast Village RV Resort also received national Park of the Year honors in 1999, 1997, and 1995. In Fiscal Year 2004, Pismo Coast Village, Inc. was awarded the designation of RV Park of the Year, Mega Park Category 2004, by the California Travel Parks Association (CTPA), now known as the California Association of RV Parks and Campgrounds. These factors allow the Resort to price its site rental fees above most of its competition based on perceived value received.


Competition for the tourist market is strong between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's Internet web page to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $60,866 for Fiscal Year 2008 which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

ENVIRONMENTAL REGULATION
The Company is affected by federal, state and local antipollution laws and regulations. Due to the nature of its business operations (camping, RV storage and small retail store sales), the discharge of materials into the environment is not considered to be of a significant concern, and the EPA has not designated the Company as a potentially responsible party for clean up of hazardous waste.

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

EMPLOYEES
As of September 30, 2008, the Company employed approximately 58 people with 25 of these on a part-time basis and 33 on a full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 53 employees to 68 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION
The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing operational expenses and conducting a local comparative rate study, the Board voted to increase RV storage rates effective April 1, 2006. The new storage rate increased the monthly base rate $6, or 15.7%, per unit. The Board elected to increase the summer prime time site rental rate from $49 to $51 per night effective October 1, 2007. The 2008/2009 Fiscal Plan does not include rate increases for RV storage, however, there is a two to five-dollar per night site rental rate increase effective October 1, 2008. It is anticipated the proposed rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

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

On February 28, 2003, the Company closed escrow on a parcel of property to be developed as an additional RV storage facility. The 4.7 acre property is located in Oceano and was purchased for $650,000, of which $500,000 was financed. The note on this property was paid off in September 2005. The construction permit granted by the County of San Luis Obispo was contingent upon permit approval by the California Coastal Commission. In January 2006, the Commission denied the permit based on wetland conditions. The property is currently being considered for another use.

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

On May 9, 2008, the Company closed escrow on a 19.55 acre property in Arroyo Grande to be developed for RV storage. The purchase price was $3.1 million for the undeveloped land. The Company is currently waiting for a development permit through the County of San Luis Obispo Planning Commission. Upon completion, storage capacity is expected to be approximately 900 units.

Funding for these acquisitions was obtained through a local lending institution with a balance owed as of September 30, 2008, of $5,022,756.

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

1. TRAILER STORAGE YARDS
In 1986 the Company leased a parcel of land 100 feet wide by 960 feet long from the Union Pacific Railroad Corporation. The property is being used by the Company as a storage facility for recreational vehicles. Capital improvements in the amount of $40,000 were made to this property, which provides storage for approximately 160 units. On July 29, 2005, Union Pacific Railroad Corporation sold the property to the Weyrick Family Trust who, after entering into a five-year lease, agreed to sell the property to the Company for $925,000. This transaction was completed April 6, 2006.

Associated with the previously mentioned property, and included within the fenced storage perimeter, is the lease of a ten foot by 960 foot section belonging to Union Pacific Railroad. This lease also allows for the Company's fence to encroach upon the lessor's property. This annual lease is currently $1,639, with a 3% automatic annual increase.

In 1991, the Company developed a lease for a five-acre RV storage lot at the Oceano Airport clear zone as storage for approximately 350 RVs. This lot was developed to replace a 100-unit storage lot that was closed when the lease was not renewed. Construction was completed in January 1992 and capital improvements in the amount of $330,768 were made to this property of which $300,000 was financed and paid in full during Fiscal 1997. The original lease on the storage lot was for five years and the Company has executed a third five-year option with the County of San Luis Obispo which expired December 31, 2006. In response to the Company's request for another five-year extension, the County has answered that, until the Oceano Airport Master Plan is updated, the lease will be a month-to month holdover.

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 per month for the second year and continuing years are tied to the "CPI" index. During Fiscal Year 2008, lease payments were made in the amount of $35,201. Current rent payments are $2,933 and may be impacted in the future by the recently approved flood district assessment.

In March of 2006, the Company entered into a seven-year lease with Sheridan Properties LP, (formerly Vawter Investments, LP), owners of four acres the Company will utilize for RV storage. The Company developed the property and received concessions through limited free and discounted rent. The property was occupied for storage in June 2006 and is expected to store approximately 240 units.

Lease payments are currently $4,802 per month and will escalate March 1st of each year by the Consumer Price Index (CPI). During Fiscal Year 2008, lease payments were made in the amount of $56,673.

The Resort leases out areas to other companies to insure that the best service and equipment are available for guest use. These areas are leased from the Company pursuant to the herein below described leases.

1. RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC.
This agreement is dated November 1, 2008, and pursuant to this agreement, the Company granted Coin Amusements, Inc. the concession to operate various coin-operated game units at the Resort. The one year term expires on October 31, 2009, and continued renewal is expected without significant impact.

2. WEB SERVICE COMPANY, GOLETA, CA
The five-year lease expired July 22, 2002, and was reissued for a seven-year period which will expire October 31, 2009, and grants to Web Service Company the right to place and service coin-operated laundry machines at the Resort on a 50-50 basis for all revenues derived from their use. On October 10, 2002, Web replaced all 18 washers and 18 dryers with new equipment. Continued renewal is expected without significant impact.

3. PISMO COAST INVESTMENTS
The Company renewed a lease agreement with Ms. Jeanne Sousa, a California Corporations Licensed Broker, for the lease of a 200-square foot building at the Resort from which she conducts sales activities in the Company's stock. The term of the lease is for three years commencing on January 1, 2008, and ending on December 31, 2010. Continued renewal is expected without significant impact. Termination or cancellation may be made by either Lessor or Lessee by giving the other party sixty (60) days written notice.

ITEM 3. LEGAL PROCEEDINGS
No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Paragraph inapplicable.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. MARKET INFORMATION
There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company shares as Pismo Coast Investments. The last transaction the Company is aware of occurred September 30, 2008, at a price of $32,500 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

The following table sets forth the high and low closing sales prices, without commissions, as reported by Pismo Coast Investments for the period October 1, 2006 to September 30, 2008.

Fiscal Year Ended September 30, 2007
------------------------------------
                                            High       Low
                                          -------    -------
First Quarter                             $32,500    $32,000
Second Quarter                            $32,500    $32,500
Third Quarter                             $32,500    $32,500
Fourth Quarter                            $32,500    $32,500

Fiscal Year Ended September 30, 2008
------------------------------------
                                            High       Low
                                          -------    -------
First Quarter                             $32,500    $32,500
Second Quarter                            $32,500    $32,500
Third Quarter                             $32,500    $32,500
Fourth Quarter                            $32,500    $32,500

b. HOLDERS
The approximate number of holders of the Company's common stock on September 30, 2008, was 1,545.

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

e. RECENT SALES OF UNREGISTERED SECURITIES: USE OF PROCEEDS FROM
   REGISTERED SECURITIES
The Company does not have sales of unregistered securities.

f. COMPANY PURCHASES OF EQUITY SECURITIES
The Company redeemed 10 shares of Common stock from a single shareholder in the second quarter of the current fiscal year for $280,000. At this time the stock has not been retired.

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

CURRENT OPERATING PLANS
The Board of Directors continues its previously established policy by adopting a stringent conservative budget for fiscal year 2009, which projects a positive cash flow of approximately $1,212,112 from operations. While the Company projects a positive cash flow, this cannot be assured for fiscal year 2009.

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

Net cash provided by operating activities totaled $621,900 in 2008, compared to $1,020,650 in 2007, due to decreased net income, increase in prepaid income taxes, and increase in income taxes payable.

During Fiscal Year 2008, cash investments of $3,469,043 included purchasing
19.55 acres to develop as RV storage, upgrading thirty-two RV campsites, road paving, new awnings in the resort's Square area, mini-golf upgrade, and rental bikes. During Fiscal Year 2007, cash investments of $574,516 included reconstruction of thirty-four RV campsites, expansion of the General Store, renovation of the pool restrooms, and the installation of a pedestrian gate on the north side of the resort. As of September 30, 2008, the Company carried a debt of $5,022,756 as a result of acquiring the three RV storage properties.

The Company has continued to maintain sufficient cash from operations to not require the addition of long-term debt. However, with the purchase of the new RV storage properties in 2006, and subsequently in 2008, long-term financing was acquired from a lending institution. Additional financing activities included repurchasing ten shares of Pismo Coast Village stock for $280,000. With the possibility of requiring additional funds for planned capital improvements and the winter season, the Company maintains a $500,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal Year 2008's current ratio (current assets to current liabilities) of
1.14 decreased from Fiscal Year 2007's current ratio of 1.41. The decrease in current ratio is the result of a decrease in cash and cash equivalents, increased current portion of long-term debt, and an increase in rental deposits and accounts payable.

Working Capital decreased to $218,241 at the end of Fiscal Year 2008, compared with $527,582 at year end Fiscal Year 2007. This decrease is primarily a result of decreased net income and use of cash for purchase of RV storage property, repurchase of Company shares, and payment of income taxes.

CAPITAL RESOURCES AND PLANNED EXPENDITURES
The Company plans capital expenditures up to $1,280,000 in Fiscal Year 2009 to further enhance the Resort facilities and services. This would include renovation of fifty-one campsites, electrical switchgear upgrade, road paving, pool area renovation, a new tow vehicle, and development of a new RV storage property. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR TO YEAR COMPARISON

Revenue: Operating revenue, interest and other income increased over the prior fiscal year ended September 30, 2007, by $178,824, or 3.3%.

                      REVENUE BY SEGMENT
                      ------------------
                             2008                 2007
                          ----------           ----------
OCCUPANCY
---------
% of Shareholder Site Use      24.0%                23.6%
% of Paid Site Rental          52.6%                52.5%
% Total Site Occupancy         76.7%                76.1%
% of Storage Rental            95.1%                86.0%
 Average Paid Site        $    41.17           $    40.33

RESORT OPERATIONS
-----------------
Site Rental               $3,165,027           $3,093,399
Storage Operations         1,117,443            1,041,709
Support Operations           161,685              167,897
                          ----------           ----------
  Total                    4,444,155            4,303,005

RETAIL OPERATIONS
-----------------
Store                        714,450              676,055
RV Repair/Parts store        425,451              408,646
                          ----------           ----------
  Total                    1,139,901            1,084,701

INTEREST INCOME               10,278               15,184
OTHER INCOME                     -                 12,620
                          ----------           ----------
TOTAL REVENUE             $5,594,334           $5,415,510
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

2008 COMPARED WITH 2007
Resort operations income increased $141,150, or 3.3%, primarily due to site rental and storage activity. Site occupancy and a summer prime-time rate increase added $75,090, or 2.4%, more site revenue than the previous year. RV storage and spotting activity added $75,733, or 7.3%, over the previous year. The increase in RV storage activity is a reflection of additional business following the Company's purchase of more storage property in 2006. Occupancy projections for site rental and RV storage continue to look strong as the local region enjoys mild weather and an ongoing positive trend of outdoor recreation and camping.

Retail operations income increased $55,200, or 5.1%, due to a $38,395, or 5.7%, increase in the General Store business. Additionally, the RV Service operation contributed $16,805, or 4.1%, over the previous year. This increase in retail activity is a reflection on management's efforts to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service.

Interest and Other Income decreased $17,526, or 63%, below the previous year as a result of current financial institution trends of reduced interest rates, decreased cash and cash equivalents throughout most of the year, and the receipt of casualty income in the prior year. Reserves are maintained in preparation for capital expenditure projects to improve the Resort's facilities and services. Significant cash was used to repurchase Pismo Coast Village stock, purchase storage property, and pay income taxes.

Operating Expenses increased $231,916, or 6.8%, as a result of labor and payroll associated expenses, utilities, property repairs and maintenance, vehicle operation and maintenance, accounting, and advertising. Maintaining the conservative approach, most expense items were managed well below Plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Depreciation Expense increased 1.2% due to the Company's investment in resort improvements.

Interest Expense increased from $188,703 in Fiscal Year 2007 to $200,844 in 2008. This increase was due to financing the new RV storage properties through a local lending institution.

Casualty Income, as referenced on the Statement of Operations for Fiscal Year 2007, reflects insurance disbursements not yet expended following a fire damaging the resort's maintenance building November 12, 2006.

Income before provision for income taxes of $835,024, a 14.8% decrease below last year, is reflective of the Company's increase in operating expenses, interest expense, cost of goods sold, and a $31,692 loss on disposal of assets.

Net income of $449,332 for Fiscal Year 2008 shows a decrease of $72,101, or 13.8%, below a net income of $521,433 the previous year. This decrease in net income is a reflection of increased operational and inventory costs.

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

ITEM. 7 FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT REGISTERED
                       --------------------------------
                            PUBLIC ACCOUNTING FIRM
                            ----------------------


To the Board of Directors and
Stockholders of Pismo Coast Village, Inc.
Pismo Beach, California

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (a California corporation) as of September 30, 2008 and 2007, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                       BROWN ARMSTRONG PAULDEN
                                       McCOWN STARBUCK THORNBURGH & KEETER
                                       ACCOUNTANCY CORPORATION


Bakersfield, California
November 14, 2008

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                                BALANCE SHEETS
                                --------------
                          SEPTEMBER 30, 2008 AND 2007
                          ---------------------------
                                                     2008           2007
                                                  -----------    -----------
                                    ASSETS
                                    ------
Current Assets
--------------
Cash and cash equivalents                         $ 1,253,540    $ 1,585,341
Investment in certificate of deposit                   93,819          4,867
Accounts receivable                                    43,298         35,243
Inventory                                             116,967        109,286
Current deferred taxes                                 63,400         62,500
Prepaid income taxes                                  189,800            -
Prepaid expenses                                       19,441         24,405
                                                  -----------    -----------
 Total current assets                               1,780,265      1,821,642

Pismo Coast Village Recreational
--------------------------------
 Vehicle Resort and Related Assets - Net           13,227,167     10,084,279
 ---------------------------------------

Other Assets                                           40,236         19,976
------------                                      -----------    -----------
 Total Assets                                     $15,047,668    $11,925,897
                                                  ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities
-------------------
Accounts payable and accrued liabilities          $   178,270    $   122,010
Accrued salaries and vacation                         155,041        157,464
Rental deposits                                       784,152        763,143
Income taxes payable                                                  79,100
Current portion of long-term debt                     444,561        172,343
                                                  -----------    -----------
 Total current liabilities                          1,562,024      1,294,060

Long-Term Liabilities
---------------------
Long-term deferred taxes                              336,200        263,800
N/P Santa Lucia Bank                                4,578,195      1,966,120
                                                  -----------    -----------
 Total Liabilities                                  6,476,419      3,523,980
                                                  -----------    -----------

Stockholders' Equity
--------------------
Common stock - no par value, 1,800 shares
 issued, 1,790 shares outstanding                   5,616,332      5,647,708
Retained earnings                                   2,954,917      2,754,209
                                                  -----------    -----------
 Total stockholders' equity                         8,571,249      8,401,917
                                                  -----------    -----------
 Total Liabilities and
 Stockholders' Equity                             $15,047,668    $11,925,897
                                                  ===========    ===========

The accompanying notes are an integral part of these financial statements.

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
                  ------------------------------------------
                    YEARS ENDED SEPTEMBER 30, 2008 AND 2007
                    ---------------------------------------
                                                      2008        2007
                                                   ----------  ----------
Income
------
Resort operations                                  $4,444,155  $4,303,005
Retail operations                                   1,139,901   1,084,701
                                                   ----------  ----------
 Total income                                       5,584,056   5,387,706
                                                   ----------  ----------

Costs and Expenses
------------------
Operating expenses                                  3,648,400   3,416,484
Cost of goods sold                                    583,912     539,295
Depreciation                                          294,462     291,095
                                                   ----------  ----------
 Total costs and expenses                           4,526,774   4,246,874
                                                   ----------  ----------

Income from operations                              1,057,282   1,140,832

Other Income (Expense)
----------------------
Interest/dividend income                               10,278      15,184
Interest expense                                     (200,844)   (188,703)
Loss on Disposal of Assets                            (31,692)        -
Casualty income                                           -        12,620
                                                   ----------  ----------
 Total other income (expense)                        (222,258)   (160,899)
                                                   ----------  ----------

Income Before Provision
-----------------------
 for Income Taxes                                     835,024     979,933
 ----------------

Income Tax Expense                                    385,692     458,500
------------------                                 ----------  ----------

Net Income                                            449,332     521,433
----------

Retained Earnings -
-------------------
 Beginning of Year                                  2,754,209   2,232,776
 -----------------                                 ----------  ----------

Redemption of Stock                                  (248,624)
-------------------
Retained Earnings -
-------------------
 End of Year                                       $2,954,917  $2,754,209
 -----------                                       ==========  ==========

Net Income Per Share                               $   251.02  $   289.69
--------------------                               ==========  ==========

The accompanying notes are an integral part of these financial statements.

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                    YEARS ENDED SEPTEMBER 30, 2008 AND 2007
                    ---------------------------------------

                                                       2008        2007
                                                    ----------  ----------
Cash Flows From Operating Activities
------------------------------------
Net income                                          $  449,332  $  521,433
Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation                                           294,462     291,095
Deferred income tax                                     71,500      (6,200)
Loss on disposal of fixed assets                        31,692         -
(Increase) in accounts receivable                       (8,055)    (33,519)
(Increase) in inventory                                 (7,681)    (12,081)
Decrease in prepaid expenses                             4,964      46,400
(Increase) in prepaid income taxes                    (189,800)        -
(Increase) decrease in other assets                    (20,260)      9,299
Increase in accounts payable
 and accrued liabilities                                56,260      16,757
(Decrease) in accrued salaries and vacation             (2,423)     (3,322)
Increase in rental deposits                             21,009     149,188
Increase (decrease) in income taxes payable            (79,100)     41,600
                                                    ----------  ----------
 Total adjustments                                     172,568     499,217
                                                    ----------  ----------
Net cash provided by operating
 activities                                            621,900   1,020,650
                                                    ----------  ----------
Cash Flows From Investing Activities
------------------------------------
Maturities of certificate of deposit                     4,867     102,484
Investment in certificate of deposit                   (93,819)     (4,867)
Capital expenditures                                (3,469,043)   (574,516)
                                                    ----------  ----------
 Net cash used in investing activities              (3,557,995)   (476,899)
                                                    ----------  ----------

Cash Flows From Financing Activities
------------------------------------
Redemption of stock                                   (280,000)        -
Borrowings on long-term debt                         2,916,795         -
Principal repayments of note payable                   (32,501)    (25,510)
                                                    ----------  ----------
 Net cash provided by/(used in)
  financing activities                               2,604,294     (25,510)
                                                    ----------  ----------
Net increase (decrease) in cash
 and cash equivalents                                 (331,801)    518,241

Cash and Cash Equivalents -
----------------------------
 Beginning of Year                                   1,585,341   1,067,100
 -----------------                                  ----------  ----------

Cash and Cash Equivalents -
---------------------------
 End of Year                                        $1,253,540  $1,585,341
 -----------                                        ==========  ==========

Schedule of Payments of Interest and Taxes
------------------------------------------
Cash paid for income tax                            $  460,000  $  284,055
Cash paid for interest                              $  200,844  $  188,703

The accompanying notes are an integral part of these financial statements.

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                          SEPTEMBER 30, 2008 AND 2007
                          ---------------------------


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

F.  Concentration of Credit Risk
    ----------------------------
At September 30, 2008, the Company had cash deposits in excess of the $100,000 federally insured limit with Santa Lucia Bank of $1,164,958, however, the Company has an Excess Deposit Insurance Bond which secures deposits up to $1,500,000.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2008 AND 2007
---------------------------
PAGE 2
------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

G.  Use of Estimates
    ----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company's most significant estimates include estimated life of long-lived assets, deferred tax assets and liabilities, and income tax expense.

H.  Revenue and Cost Recognition
    ----------------------------
The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

I.  Advertising
    -----------
The Company follows the policy of charging the costs of non-direct response advertising to expense as incurred. Advertising expense was $60,866 and $52,879 for the years ended September 30, 2008 and 2007, respectively.

J.  Income Taxes
    ------------
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

K.  New Accounting Pronouncements
    -----------------------------

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

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2008 AND 2007
---------------------------
PAGE 3
------


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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and liabilities - Including an amendment of FASB statement No. 115 SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the "fair value option"). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company has adopted the new standard beginning the first quarter of 2008.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which expands the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognized and measures the goodwill acquired in the business combination or a gain form a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We may experience a financial statement impact depending on the nature and extent of any new business combinations entered into after the effective date of SFAS No. 14
(R); however, none are expected at this time.

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

In January 2008, the SEC issued Staff Accounting Bulletin (SAB) No. 110, which amends SAB No. 107. In March 2005, the SEC issued Staff Accounting Bulletin
(SAB) No. 107 in which, among other matters, the Staff expressed its views regarding the valuation of share-based payment arrangements. Specifically, SAB No. 107 provided a simplified approach for estimating the expected term of a "plain vanilla" option, which is required for application of the Black-Scholes-Merton model (and other models) for valuing share options. At this time, the Staff acknowledged that, for companies choosing not to rely on

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2008 AND 2007
---------------------------
PAGE 4
------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

New Accounting Pronouncements (Continued)
-----------------------------------------

their own historical option exercise data information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before March 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data do become widely available. The Company does not expect the effects of this bulletin to have any affect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required to provide information about (a ) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the effects of this bulletin to have any affect on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material effect on our financial statements or related disclosures.

In September 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Positions (FSP) No. 133-1 and FIN 45-4 to amend SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the FASB's intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. We do not expect the adoption of this FSP to have a material effect on our financial statements and related disclosures. This FSP is effective for financial statements issued for reporting periods (annual or interim) ending after November 15, 2008, with early application encouraged.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2008 AND 2007
---------------------------
PAGE 5
------


NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS
---------------------------------------------------------------------------

At September 30, 2008 and 2007, property and equipment included the following:

                                                 2008          2007
                                             -----------   -----------
      Land                                   $ 9,994,935   $ 6,894,935
      Building and park improvements           8,612,821     8,628,387
      Furniture, fixtures, equipment
        and leasehold improvements               812,969       593,794
      Transportation equipment                   422,938       425,936
      Construction in progress                    98,723        75,680
                                             -----------   -----------
                                              19,942,386    16,618,732
      Less: accumulated depreciation          (6,715,219)   (6,534,453)
                                             -----------   -----------
                                             $13,227,167   $10,084,279
                                             ===========   ===========

NOTE 3 - LINE OF CREDIT
-----------------------

The Company has a revolving line of credit for $500,000 with Santa Lucia Bank, expiring March 2009. The interest rate is variable at one percent over West Coast Prime with an initial rate of 5.25 percent and an interest rate of 6.25 percent at September 30, 2008. The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of September 30, 2008 or 2007.

NOTE 4 - NOTE PAYABLE
---------------------

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano, California. The total loan currently outstanding is $2,105,961 and was financed over a period of ten years at a variable interest rate currently at 5.5%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $13,422 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande with Santa Lucia Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,916,795 and financed over a period of ten years at a variable interest rate currently at 5.5%. The payments are currently $13,186 per month interest only.

Principal payments of the note payable are as follows:

            Year Ending September 30,
            -------------------------
                      2009                      $  444,561
                      2010                         493,699
                      2011                         521,611
                      2012                         550,581
                      2013                         582,228
                   Thereafter                    2,430,076
                                                ----------
                                                $5,022,756
                                                ==========

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2008 AND 2007
---------------------------
PAGE 6
------


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

The Company redeemed 10 shares of Common stock from a single shareholder in the second quarter of the current fiscal year for $280,000. At this time the stock has not been retired.

NOTE 6 - INCOME TAXES
---------------------

The provision for income taxes is as follows:
                                      2008           2007
                                    --------       --------
            Current:
             Federal                $262,492       $366,400
             State                    86,400         98,300
                                    --------       --------
                                     348,892        464,700
            Deferred:
             Federal                  37,200         (7,600)
             State                      (400)         1,400
                                    --------       --------
                                    $385,692       $458,500
                                    ========       ========

The deferred tax assets (liabilities) are comprised of the following:

                                         2008                  2007
                                 --------------------   --------------------
                                  Current   Long-term    Current   Long-term
                                 ---------  ---------   ---------  ---------
   Deferred tax assets:
    Federal                      $  59,200  $           $  59,200  $
    State                            4,200                  3,300
   Deferred tax liabilities:
    Federal                                  (292,000)              (222,200)
    State                                     (44,200)               (41,600)
                                 ---------  ---------   ---------  ---------
                                 $  63,400  $(336,200)  $  62,500  $(263,800)
                                 =========  =========   =========  =========

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2008 AND 2007
---------------------------
PAGE 7
------


NOTE 6 - INCOME TAXES (Continued)
---------------------------------

The deferred tax assets (liabilities) consist of the following temporary differences:

                                                2008        2007
                                             ---------   ---------
   Depreciation                              $(336,200)  $(263,800)
                                             ---------   ---------
     Total gross deferred
      tax liabilities                         (336,200)   (263,800)
                                             ---------   ---------
   Vacation accrual                             20,400      16,100
   Federal benefit of state taxes               43,000      46,400
                                             ---------   ---------
      Total gross deferred tax assets           63,400      62,500
                                             ---------   ---------
                                             $(272,800)  $(201,300)
                                             =========   =========

The effective income tax rate varies from the statutory federal income tax rate as follows:

                                                             2008    2007
                                                             -----   -----
   Statutory federal income tax rate                         34.0%   34.0%
   Increase (decrease):
     State income taxes, net of federal benefit               6.8     6.7
     Nondeductible variable costs of shareholder usage        5.4     4.6
     Other miscellaneous adjustments                         (0.1)    1.5
                                                             -----   -----
     Effective Income Tax Rate                               46.1%   46.8%
                                                             =====   =====

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

The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit, nondeductible variable costs of shareholder usage and other adjustments.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2008 AND 2007
---------------------------
PAGE 8
------


NOTE 6 - INCOME TAXES (Continued)
---------------------------------

The Company records uncertain income tax positions in accordance with FASB Interpretation 48, "Accounting for Uncertain Tax Positions" (FIN 48), which clarifies SFAS 109. FIN 48 requires, among other things, the recognition and measurement of tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of September 30, 2008, the Company did not maintain any tax positions that did not meet the "more likely than not" threshold and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2004 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2003.

NOTE 7 - OPERATING LEASES
-------------------------

The Company leases two pieces of property to use as storage lots. One is leased under a seven-year agreement beginning March 1, 2008 for $4,802 based on the Consumer Price Index.

The second lot is located in Oceano, California and is leased at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $432 per month.

Future minimum lease payments under the second property lease and the obligation to lease equipment are as follows:
           Year Ended September 30,
           ------------------------
                     2009                  $ 62,808
                     2010                    62,808
                     2011                    62,808
                     2012                    61,512
                     2013                    57,624
                  Thereafter                 24,010
                                           --------
                                           $331,570
                                           ========

Rent expense under these agreements was $93,815 and $91,263 for the years ended September 30, 2008 and 2007, respectively.

NOTE 8 - EMPLOYEE RETIREMENT PLANS
----------------------------------

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan, for the years ended September 30, 2008 and 2007, is $44,818 and $38,972, respectively.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2008 AND 2007
---------------------------
PAGE 9
------


NOTE 9 - OPERATING EXPENSES
---------------------------

Operating expenses for the years ended September 30, 2008 and 2007 consisted of the following:
                                             2008             2007
                                         -----------      -----------
          Administrative salaries        $   365,220      $   321,837
          Advertising and promotion           60,866           52,879
          Auto and truck expense             126,561           98,941
          Bad debts                               49              220
          Contract services                   70,868          115,119
          Corporation expense                 49,435           48,824
          Custodial supplies                  19,836           18,712
          Direct labor                     1,265,985        1,148,850
          Employee travel and training        20,834           22,786
          Equipment lease                      5,371            4,359
          Insurance                          330,146          329,188
          Miscellaneous                       43,623           44,516
          Office supplies and expense         59,046           63,426
          Payroll tax expense                144,051          122,146
          Payroll service                      8,801            7,162
          Pension plan match                  44,818           38,972
          Professional services               98,909           88,641
          Property taxes                     144,635          145,975
          Recreational supplies                8,621            6,749
          Rent - storage lots                 93,815           91,263
          Repairs and maintenance            132,458          123,263
          Retail operating supplies            9,018            7,131
          Security                             3,700            5,227
          Service charges                     96,355          101,450
          Taxes and licenses                  10,169            9,115
          Telephone                           33,605           31,388
          Uniforms                            17,235           14,934
          Utilities                          384,370          353,411
                                         -----------      -----------
           Total Operating Expenses      $ 3,648,400      $ 3,416,484
                                         ===========      ===========

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------
                           ON ADDITIONAL INFORMATION
                           -------------------------


To the Board of Directors and
Stockholders of Pismo Coast Village, Inc.
Pismo Beach, California

Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2008 and 2007 appears on page 3. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of income (unaudited) for the three months ended September 30, 2008 and 2007 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.


                                       BROWN ARMSTRONG PAULDEN
                                       McCOWN STARBUCK THORNBURGH & KEETER
                                       ACCOUNTANCY CORPORATION


Bakersfield, California
November 14, 2008

                          PISMO COAST VILLAGE, INC.
                          -------------------------
                       STATEMENTS OF INCOME (UNAUDITED)
                       --------------------------------
                THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                ----------------------------------------------

                                               2008                 2007
                                            ----------           ----------
Income
------
Resort operations                           $1,457,346           $1,432,891
Retail operations                              361,472              369,508
                                            ----------           ----------
 Total income                                1,818,818            1,802,399

Costs and Expenses
------------------
Operating expenses                           1,066,800              999,952
Cost of goods sold                             182,546              159,823
Depreciation                                    72,398               71,701
                                            ----------           ----------
 Total costs and expenses                    1,321,744            1,231,476
                                            ----------           ----------
Income from operations                         497,074              570,923

Interest income                                  2,011                3,254
Interest expense                               (69,731)             (47,647)
(Loss)/Gain on sale of fixed assets            (31,692)              12,620
                                            ----------           ----------
 Total other income (expense)                  (99,412)             (31,773)
                                            ----------           ----------

Income Before Provision For Income Taxes       397,662              539,150
----------------------------------------

Provision for Tax Expense                      239,892              254,800
-------------------------                   ----------           ----------

Net Income                                  $  157,770           $  284,350
----------                                  ==========           ==========

Earnings Per Share                          $    88.14           $   157.97
------------------                          ==========           ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        None.


ITEM 8A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer (who is our principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2008 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures were effective as of such date.

INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is also responsible for establishing internal control over financial reporting ("ICFR") as defined in Rules 13a-I5(f) and 15(d)-15(f) under the 1934 Act. Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes are necessary that:

1. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and our directors; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of September 30, 2008, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of September 30, 2008.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION
Inapplicable.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

a. The Company's Directors were chosen at the Shareholder's Annual Meeting held January 19, 2008. Director Nancy Brady resigned from the Board July 23, 2008. At the Board of Director's Meeting held September 20, 2008, shareholder Wayne Hardesty was duly nominated and elected to fill the vacancy on the board to serve until the next election at the Annual Shareholders' Meeting set for January 17, 2009. In addition, at the Board of Director's Meeting held September 20, 2008, Director Ed Figueroa resigned from the Board. At the November 8, 2008 Board meeting, shareholder Garry Nelson was duly nominated and elected to fill the vacancy on the board to serve until the next election at the Annual Shareholder's Meeting set for January 17, 2009. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

LOUIS BENEDICT, Director                                               Age 81
Louis Benedict served in the U. S. Navy from 1944 to 1946, and again during the Korean War, from 1952 to 1953. He attended the University of Southern California, majoring in electrical engineering, and following that earned a
B. S. degree in electrical engineering at the University of Colorado. Mr. Benedict was employed from 1957 to 1962 as a project engineering manager with Lockheed Missiles and Space, from 1962 to 1964 as a vice president with William A. Revelle Corporation, and from 1964 to 1966 as an engineering section manager with Lockheed Missiles and Space. From 1966 to 1975 he was employed as the director of subcontract administration with Litton Industries, from 1975 to 1994 as vice president of contract administration for Datametrics Corporation, and from 1994 until his retirement in 1998 as a consultant in the field of U. S. defense contracts administration. Mr. Benedict has served on the Board of Directors since November 2002.

NANCY BRADY, Director                                                   Age 66
Nancy Brady was employed most recently as the operations manager for Walter Mortensen Insurance from 1991 to 2002. Prior to that time, she and her husband owned their own insurance agency. She holds the CPCU (Chartered Property and Casualty Underwriter) designation along with the ARM (Associate in Risk Management) degree. She is currently serving on the Board of Directors for both the Stockdale Women's Organization and the Child Guidance Guild of Bakersfield. Mrs. Brady served on the Board of Directors from November 2003 until she submitted her resignation on July 23, 2008.

KURT BRITTAIN, Director and Vice President - Secretary                  Age 78
After his Marine Corps service, Mr. Brittain was employed for more than thirty-three years by Orange County, California, prior to his retirement in 1986. His background includes public works, flood control and manager of the county's harbors, beaches and parks system. He was in charge of three harbors, seven beaches and more than twenty-six parks, three of which were camping parks. He has completed extension courses in business administration, management, recreation and real estate. Mr. Brittain has been a member of the Board from March 1990 to July 1999 and from January 2002 to present, serving one year as Vice President - Administration and five years as Executive Vice President. He is currently serving a seventh year as Vice President - Secretary.

HARRY BUCHAKLIAN, Director                                              Age 76
Harry Buchaklian has a B.A. degree from C.S.U.F. in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College and technical supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He has been a member of the Board from March 1981 to January 1992 and from September 1995 to present, serving one year as Executive Vice President, and as a chairman of the Policy and Audit Committees.

RODNEY ENNS, Director                                                   Age 55
Rodney Enns has a B. S. in computer engineering from California State University, Fresno, and a secondary math teaching credential from the state of California. He was president, owned and operated, Ennsbrook Ent., an incorporated poultry enterprise, from 1975 to 1995. Mr. Enns then worked as an electrical engineer at Voltage Multiplers, Inc., and was promoted to senior engineer before leaving in August 2005. He is currently teaching high school math at Tulare Western High School in Tulare, California. He has been a member of the Board of Directors since November 2007.

DOUGLAS EUDALY, Director                                                Age 77
Douglas Eudaly has an associate of arts degree from Fresno City College in elementary education, and a bachelor's degree in elementary education from Fresno State College. He has done doctoral studies at Nova University in Ft. Lauderdale, Florida, and received a Ph.D. from Clayton Theological Institute in Clayton, California. He holds life teaching credentials for elementary and junior high schools, and administrative credentials for preschool through adult school. In 1991 Dr. Eudaly retired from the Fresno Unified School District with thirty-one years of service credit--the last five years as program director for the Disability Awareness Program. He was president of the Fresno Teachers' Association in 1970-1971, as well as chairman of the district's negotiating council and served one term as chief negotiator. He served three years as president of the board of directors for Friendship Center for the Blind, and as chairman of several advisory committees for food banks and other nonprofit organizations. He served more than three years as the deacon chairman at the Evangelical Free Church of Fresno. Dr. Eudaly has served on the Board since January 2002.

ED FIGUEROA, Director                                                   Age 66
Mr. Figueroa majored in aeronautics at Reedley College and obtained his airframe & power plant license in 1964. In 1970 he started working in the heating and air-conditioning field as a service manager and service technician with Jack's Refrigeration, Inc. Mr. Figueroa purchased the company in 1993, and managed the business until his retirement in December 2004. Mr. Figueroa continues to have a C-20 contractor's license, specializing in custom residential and design-built commercial heating and air-conditioning systems. His company also specialized in sheet metal fabricating and installation and service repairs on commercial and residential systems. Mr. Figueroa served on the Board of Directors from November 2003 until he submitted her resignation on September 20, 2008.

WILLIAM FISCHER, Director                                               Age 75
William (Bill) Fischer and his spouse Joy reside in Simi Valley. He served four years in the U. S. Air Force during the Korean War. He is a graduate of California State University, Northridge, with a B. S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company's corporate office as an accounting supervisor. Texaco, Inc. acquired Getty Oil in 1985, and he was promoted to Manager of Benefits Plan's Accounting. Mr. Fischer was responsible for the Savings/Thrift, 401-K, and ESOP Plans administration until 1989 when he elected early retirement. He was a financial consultant to various companies until 2006. He is a member of the Veterans of Foreign Wars, Elks, Moose, and Knights of Columbus organizations. He looks forward to contributing his financial background to the Board. Mr. Fischer has been on the Board since January 2002.

NORMAN GOULD, Director                                                  Age 89
Norman Gould has a B.A. in education and an M.A. in administration. His occupation prior to retirement in 1987 was as the superintendent of schools for Madera County. He was a member of the board of directors of Kingsview, Inc. from 1968 to 1980 and held the positions of vice chairman and chairman of the board, and serves on the board of directors of Valley Teen Ranch, Inc. He has been a member of the Board from March 1976 to March 1991 and from March 1993 to present, serving nine years as President, one year as Treasurer and two years as Secretary.

WAYNE HARDESTY, Director                                                Age 74
Wayne Hardesty graduated from Arizona State University in 1955. He was commissioned an Ensign from the Naval Office Candidate School in Newport, Rhode Island in 1956, and was immediately assigned to the Navy Area Audit Office in Los Angeles for duty at U.S.C. and General Dynamics-Pomona. He entered civil service in 1959, and remained with the Audit Office until 1973, at which time he became a price analyst for the U. S. Air Force at Norton Air Force Base working on the Minuteman Project. Mr. Hardesty received his MBA from Southern Illinois University in 1980. He retired from civil service in 1988 and became self-employed, primarily in tax preparation for both individual and business returns. He became a licensed Enrolled Agent in 1989 and currently operates Hardesty Financial Services in Ontario, California. Mr. Hardesty was duly nominated and elected by the Board on September 20, 2008, to fill a vacancy created by the resignation of Nancy Brady.

R. ELAINE HARRIS, Director                                              Age 70
R. Elaine Harris retired in 1990 from Pacific Telephone with thirty-one years service, starting in the business office, then advancing to facility administrator the last ten years of that time. She was active with the Jaycettes Club and has worked on several political campaigns. She is now enjoying retirement and feels very blessed serving on the Board since January 2000. She is looking forward to continuing serving the shareholders.

DENNIS HEARNE, Director                                                 Age 70
Dennis Hearne holds an A.A. degree in business administration from Hartnell Junior College. He served two years in the Navy. Prior to retirement, he was employed in a family agriculture business, L. A. Hearne Company, located in the Salinas Valley for thirty-seven years, and presently serves as the company's chairman of the board. Mr. Hearne has also served on the board of directors of the California Feed and Grain Association in Sacramento and the California Crop Improvement Association in Davis. He is a member of Knights of Columbus, serving as treasurer and financial secretary for fifteen years. Mr. Hearne is a volunteer fireman with thirty-three years service in King City, and is the fire department's treasurer. He has been a member of the Board of Directors since September 2006.

GLENN HICKMAN, Director and Executive Vice President                    Age 75
Glenn Hickman has a B.A. in business and a secondary teaching credential from Fresno State University. His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal Resources, a subsidiary of Shell Oil Company. Mr. Hickman has been a member of the Board since July 1999 and is currently serving a seventh year as Executive Vice President.

TERRIS HUGHES, Director                                                 Age 59
Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in police science. He was employed by Cal Resources LLC for twenty-three years, from 1973 to 1997, holding the position of senior training technician for the last ten years of that time. He is currently employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties are to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. Mr. Hughes has been a member of the Board since January 1996 and served one year as Vice President - Policy.

GARRY NELSON, Director                                                  Age 58
Garry Nelson is the President and General Manager of Vintage Nurseries, which specializes in grapevines and pomegranates. A graduate of Cal Poly San Luis Obispo, Mr. Nelson has been involved in agriculture for more than thirty-five years. Prior to his employment at Vintage Nurseries, he was vice president and chief operating officer for Belridge Farms for many years. Mr. Nelson has served on the Shafter City Council the past sixteen years, serving as mayor for six of those years, and he was recently reelected for a fifth four-year term. He has also served on the board of Bakersfield Memorial Hospital Foundation and on numerous agricultural industry boards. Mr. Nelson was duly nominated and elected by the Board on November 8, 2008, to fill a vacancy created by the resignation of Ed Figueroa.

RONALD NUNLIST, Director and Vice President - Operations                Age 70
Ronald Nunlist was employed in the oil business for many years. From 1995 to 1997, he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. From 1997 until his retirement in 1999, Mr. Nunlist was employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations. Mr. Nunlist presently serves as a planning commissioner for the City of Shafter, California. He has been a member of the Board since January 1986, serving five years as President, and is currently serving a seventh year as Vice President - Operations.

GEORGE PAPPI, JR., Director                                             Age 46
Mr. Pappi's current occupation is as a fire claims representative for State Farm Insurance. Other positions held during his twenty years of employment with State Farm Insurance include office manager, property and bodily injury adjustor, fire and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California and is actively involved in local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004.

JERALD PETTIBONE, Director and President                                Age 82
Jerry Pettibone sold and retired from his company, Pettibone Signs, in Santa Cruz in 1988. He started the company which operated statewide in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985 and 1986. He served on the board of directors of the California Electric Sign Association for twenty-two years and was elected a director emeritus. He has been a member of the Board since January 1993, including three years as Chief Financial Officer, and is currently serving a twelfth year as President.

GARY WILLEMS, Director                                                  Age 54
Gary Willems holds a B.A. degree in music education and a California life teaching credential from Fresno Pacific University. Since July 1, 2007, Mr. Willems has been employed as the Visual and Performing Arts Coordinator at Kings Canyon Unified School District. Prior to that, he was a Band Director for thirty years in the Dinuba/Reedley area, and was also Head Marching Band Director of the Reedley High School Band from 1985 to 2007. He is an active member of the California Band Directors' Association and is the past president of Fresno and Madera counties' Music Educators' Association. Mr. Willems has served on the Board of Directors since January 2001.

JACK WILLIAMS, Director, Chief Financial Officer and
Vice President - Finance                                                Age 58
Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. He was employed as a financial analyst by Texaco Oil Corporation in the Bakersfield area from 1997 until 1999, and as Chief Financial Officer for Goodwill Industries of South-Central California from March 2000 to November 2004. Mr. Williams was an interim-controller for Diversified Utilities Services, a position he held from April 2005 to December 2005. He established his own C.P.A. practice in 1983, which he continues to own and operate. Mr. Williams has been a member of the Board since January 1995, and is currently serving a twelfth year as Chief Financial Officer and Vice President - Finance.

b. OTHER OFFICERS AND SIGNIFICANT EMPLOYEES
JAY JAMISON, Chief Executive Officer/General Manager and
Assistant Corporate Secretary                                           Age 55
Jay Jamison has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. In March 2007, the Board changed his title to Chief Executive Officer/General Manager. He has a B. S. degree in Agricultural Management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family's guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed Thousand Trails resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. He is a member of the Resort and Commercial Recreation Association and is also a member of the American Quarter Horse Association. Mr. Jamison was appointed to and has served as a commissioner on the Pismo Beach Conference and Visitors Bureau since February 1998, and since August 1999 has served as Chair. At the National Association of RV Parks and Campground's Annual Convention in November 1999, Mr. Jamison was appointed to the ARVC Board of Directors representing the ten western states. At the 2001 Annual Convention, he was elected Treasurer of the National Association, a position he held until he termed out December 2005. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross, and served as Board Chairman from June 2006 until July 2008. In February 2006, Mr. Jamison was elected to serve as a commissioner on the California Travel and Tourism Commission, which markets California to potential domestic and international visitors, a position he still holds.

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

g. SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC. The Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended September 30, 2008, by any director or officer.

ITEM 10. EXECUTIVE COMPENSATION
The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer of Pismo Coast Village, Inc. for the three years ended September 30, 2006, 2007 and 2008. No other person who is currently an executive officer or employee of Pismo Coast Village, Inc. earned salary and bonus compensation exceeding $100,000 during any of those years.

                                 SUMMARY COMPENSATION TABLE
(a)            (b)   (c)      (d)     (e)     (f)    (g)           (h)         (i)          (j)
                                                                      Non-
                                                      Non-Equity    Qualified
                                                      Incentive     Deferred       All
Name and                               Stock  Option     Plan         Plan        Other
Principal      Fiscal Salary  Bonus   Awards  Awards Compensation Compensation Compensation   Total
Position        Year    $       $        $      $          $            $           $           $
-------------- ----- -------- ------- ------- ------ ------------ ------------ ------------ --------
Jay N. Jamison  2008 $121,800 $24,975 $  -    $  -   $  -         $  -         $5,871       $152,646
CEO/General     2007 $116,000 $25,600 $  -    $  -   $  -         $  -         $5,791       $147,391
Manager &       2006 $110,000 $24,200 $  -    $  -   $  -         $  -         $5,106       $139,306
Assistant
Corporate
Secretary

COMPENSATION DISCUSSION AND ANALYSIS
The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officer identified in the Summary Compensation Table contained above.

As more fully described below, the Personnel and Compensation Committee, made up of members of the Board of Directors, reviews the total direct compensation programs for the CEO.

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

d. EMPLOYMENT AGREEMENT WITH OUR NAMED EXECUTIVE OFFICER
The Company has entered into an employment agreement with the named executive officer. The material terms of this agreement is summarized as follows:

Mr. Jamison is the Chief Executive Officer/General Manager, Assistant Corporate Secretary. On October 1, 2008, the Company entered into an employment contract with Mr. Jamison. The Board of Directors extended this contract through September 30, 2013 and provided Mr. Jamison with a salary increase effective October 1, 2008. This currently provides for a salary of $126,672, plus health insurance, cost reimbursement, and certain other benefits.

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

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTED DURING THE LAST FISCAL
YEAR
Not applicable.

LONG TERM INCENTIVE PLANS
Except as described in our 401(k) plan, the Company did not have a long-term incentive plan during the fiscal years ended September 30, 2008 or 2007.

REPORT ON RE-PRICING OF OPTIONS/SARS
Not applicable.

COMPENSATION OF DIRECTORS
During fiscal year 2008, none of the Company's directors received cash remuneration for their service. However, the directors are entitled to reimbursement for out-of-pocket costs and expenses incurred on behalf of the Company, and mileage reimbursement for travel to and from meetings upon request. Since this reimbursement is on a fully accountable basis, there is no portion treated as compensation. In addition, they are entitled to use of the Resort for attending meetings and are provided with food and refreshments in connection with Board Meetings. The aggregate value of the foregoing during the fiscal year ended September 30, 2008, was estimated at $26,885.

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

b. SECURITY OWNERSHIP OF MANAGEMENT.
The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2008:


                                            *Amount of  Percent
Board Member                 Title of Class  Ownership  of Class
------------                 --------------  ---------  --------
Louis Benedict                Common Stock    1 Share   0.056%
20955 De Mina Street
Woodland Hills CA 91364

Kurt Brittain                 Common Stock    1 Share   0.056%
12105 Center Avenue
San Martin CA 95046

Harry Buchaklian              Common Stock    1 Share   0.056%
1361 East Ticonderoga Drive
Fresno CA 93720




                                            *Amount of  Percent
Board Member                 Title of Class  Ownership  of Class
------------                 --------------  ---------  --------
Rodney Enns                   Common Stock    1 Share   0.056%
2577 Sandell Avenue
Kingsburg CA 93631

Douglas Eudaly                Common Stock    6 Shares  0.333%
3918 North Carruth Avenue
Fresno CA 93705

William Fischer               Common Stock    1 Share   0.056%
1947 Sienna Lane
Simi Valley CA 93065

Norman Gould                  Common Stock    1 Share   0.056%
10597 Road 30
Madera CA 93637

Wayne Hardesty                Common Stock    1 Share   0.056%
8651 Foothill Boulevard #110
Rancho Cucamonga CA 91730

R. Elaine Harris              Common Stock    2 Shares  0.111%
3418 El Potrero Lane
Bakersfield CA 93304

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

Glenn Hickman                 Common Stock    1 Share   0.056%
3584 West Wathen Avenue
Fresno CA 93711

Terris Hughes                 Common Stock    1 Share   0.056%
2426 Sunset Street
Wasco CA 93280

Ronald Nunlist                Common Stock    4 Shares  0.222%
1105 Minter Avenue
Shafter CA 93263

George Pappi, Jr              Common Stock    1 Share   0.056%
5728 Via De Mansion
La Verne CA 91750

Jerald Pettibone              Common Stock    3 Shares  0.166%
4179 Court Drive
Santa Cruz CA 95062

Gary Willems                  Common Stock    2 Shares  0.111%
479 South Oak Drive
Reedley CA 93654

Jack Williams                 Common Stock    1 Share   0.056%
7801 Revelstoke Way
Bakersfield CA 93309

All Officers and
Directors as a Group          Common Stock   30 Shares  1.666%

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

OTHER ARRANGEMENTS
During the fiscal years 2008 and 2007, Pismo Coast Village paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Pismo Coast Village's benefit.

CERTAIN BUSINESS RELATIONSHIPS
None.

(1)-(5) INDEBTEDNESS OF MANAGEMENT
None.

TRANSACTIONS WITH PROMOTERS
Not applicable.

DIRECTOR INDEPENDENCE
Our board of directors consists of shareholders of the Resort and therefore are not considered to be "independent" as defined by Section 121A of the American Stock Exchange Listing Standards. The board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships set forth in this Form 10-KSB under the heading "Certain Related Person Transactions"). As disclosed above, the Audit Committee, the Nominating Committee and the Personnel and Compensation Committee members are not considered to be independent.

ITEM 13. EXHIBITS

EXHIBITS AND INDEX OF EXHIBITS

1. Financial Statements included in this Form 10-KSB Report:

                      Description                          Page
---------------------------------------------------------------
Accountant's Report for 2008.................................16

Balance Sheets as of September 30, 2008 and 2007.............17

Statements of Operations and Retained Earnings
 for the years ended September 30, 2008 and 2007.............18

Statements of Cash Flows
 for the years ended September 30, 2008 and 2007.............19

Notes to Financial Statements
 For the years ended September 30, 2008 and 2007.............20

Accountant's Report on Additional Information................28

Statements of Operations (Unaudited)
 for the three months ended September 30, 2008 and 2007......29

2. Exhibits included in this Form 10-KSB Report:

 Description                                                Page
---------------                                             ----
Code of Ethics...............................................36

3. Exhibits filed with this Form 10-KSB Report:

   Exhibit No.               Description of Exhibit
   -----------  --------------------------------------------------
       31 Certification of the President and Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32       Certification of the President and Chief Financial
                Officer of the Company Pursuant to 18 U.S.C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes
                Oxley Act of 2002

REPORTS ON FORM 8-K
None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm, Brown Armstrong Paulden, McCown, Starbuck, Thornburgh, & Keeter Accountancy Corporation (Brown Armstrong), in each of the last two fiscal years.

                                                   Years ended
                                                   September 30,
                                                 2008           2009
                                                -------        -------

     Audit fees (1)                             $42,057        $33,459
     Audit-related fees (2)                         -              -
     Tax fees (3)                                   -              -
     All other fees (4)                             700            -
                                                -------        -------
        Total                                   $42,757        $33,459
                                                =======        =======

(1) Reflects fees billed for the audit of the Company's consolidated financial statements included in its Form 10-KSB and review of its quarterly reports on Form 10-QSB.

(2) Reflects fees, if any, for consulting services related to financial accounting and reporting matters.

(3) Reflects fees billed for tax compliance, tax advice and preparation of the Company's federal tax return.

(4) Reflects fees, if any for other products or professional services not related to the audit of the Company's consolidated financial statements and review of its quarterly reports, or for tax services.

(5) AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES
For the fiscal years ending September 30, 2008 and September 30, 2007, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

                                    SIGNATURES
                                    ----------


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PISMO COAST VILLAGE, INC.

By: JERALD PETTIBONE                             Date: November 8, 2008
    Jerald Pettibone, President
    and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: JAY JAMISON                                  Date: November 8, 2008
    Jay Jamison, Chief Executive Officer,
    General Manager and Assistant Corporate Secretary

By: JERALD PETTIBONE                             Date: November 8, 2008
    Jerald Pettibone, President
    and Chairman of the Board and Director

By: GLENN HICKMAN                                Date: November 8, 2008
    Glenn Hickman, Executive Vice President
    and Director

By: KURT BRITTAIN                                Date: November 8, 2008
    Kurt Brittain, Vice President - Secretary
    and Director

By: JACK WILLIAMS                                Date: November 8, 2008
    Jack Williams, Chief Financial Officer,
    Vice President - Finance and Director

By: RONALD NUNLIST                               Date: November 8, 2008
    Ronald Nunlist, Vice President - Operations
    and Director

By: LOUIS BENEDICT                               Date: November 8, 2008
    Louis Benedict, Director

By: HARRY BUCHAKLIAN                             Date: November 8, 2008
    Harry Buchaklian, Director

By: RODNEY ENNS                                  Date: November 8, 2008
    Rodney Enns, Director

By: DOUGLAS EUDALY                               Date: November 8, 2008
    Douglas Eudaly, Director

By: WILLIAM FISCHER                              Date: November 8, 2008
    William Fischer, Director

By: NORMAN GOULD                                 Date: November 8, 2008
    Norman Gould, Director

By: WAYNE HARDESTY                               Date: November 8, 2008
    Wayne Hardesty, Director

By: R. ELAINE HARRIS                             Date: November 8, 2008
    R. Elaine Harris, Director

By: DENNIS HEARNE                                Date: November 8, 2008
    Dennis Hearne, Director

By: TERRIS HUGHES                                Date: November 8, 2008
    Terris Hughes, Director

By: GEORGE PAPPI                                 Date: November 8, 2008
    George Pappi, Jr., Director

By: GARY WILLEMS                                 Date: November 8, 2008
    Gary Willems, Director