Form 10-Q
period 2008-12-31
PISMO COAST VILLAGE INC
filed 2009-02-11
CIK 216877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    OF 1934

For the transition period from _____ to ______

Commission File Number 0-8463

                         PISMO COAST VILLAGE, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 California                       95-2990441
       -------------------------------       ---------------------
       (State or other jurisdiction of          (IRS Employer
        incorporation or organization)       Identification Number)

          165 South Dolliver Street, Pismo Beach, California    93449
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

                               (805) 773-5649
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

             --------------------------------------------------
             (Former name, former address & former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     [X] Yes     [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

  [ ] Large accelerated filer            [ ] Non-accelerated filer
  [ ] Accelerated filer                  [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     [ ] Yes     [X] No

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:   1,790

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
The following financial statements and related information are included in this Form 10-Q, Quarterly Report.

1. Accountants' Review Report

2. Balance Sheets

3. Statement of Income and Retained Earnings

4. Statement of Cash Flows

5. Notes to Financial Statements (Unaudited)

The financial information included in Part I of this Form 10-Q has been reviewed by Brown Armstrong Paulden McCown Starbuck Thornburgh and Keeter Accountancy Corporation, the Company's Certified Public Accountants, and all adjustments and disclosures proposed by said firm have been reflected in the data presented. The information furnished reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Income from Resort Operations for the three-month period ended December 31, 2008, increased $103,503, or 11.7%, from the same period in 2007. This increase is primarily due to a $84,533, or 14.5%, increase in site rental income reflecting nightly rate adjustments effective October 1, 2008. Site occupancy increased slightly at 0.4% over the previous year. RV storage activity increased $15,404, or 5.6%, over the same period in 2008.

Income from retail operations increased by $1,842 for the three-month period ended December 31, 2008, 0.8% above the same period in 2007. The General Store showed a $7,261, or 5.5%, decrease in revenue, while RV Service and Repair increased revenue 9.2%, or $9,103. Management feels the General Store's decrease in revenue reflects resort guests' reduced discretionary spending as a symptom of the overall economy. The increase in RV Service and Repair is reflecting management's efforts to market services and retail merchandise, and improve customer relations.

The Company anticipates continued slight to moderate growth in both income from resort operations and in retail operations.

Interest income decreased $171 for the three-month period ended December 31, 2008, compared to the same period in 2007. This decrease is a reflection of the current interest rate being received. The Company continues to maintain cash reserves in anticipation of major capital expenditures.

Operating expenses for the three-month period ending December 31, 2008, increased $26,423, or 3.1%, above the same period ended December 31, 2007. This reflects an increase in labor and tree trimming. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of Goods Sold expenses for the three-month period ended December 31, 2007, are 48.2% compared to 49.3% for the same period in 2007, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 2008, was $66,649, compared to $43,782, for the same period ending 2007. The current balance reflects the notes payable as a result of purchasing property in May 2008, as well as property purchased February and April of 2006 to increase RV storage. The Company has also maintained a $500,000 line of credit which currently has no outstanding balance as of December 31, 2008.

Income before provisions for income taxes for the three-month period ended December 31, 2008, increased by $56,962 over the same period in 2007. This increase of is a result of increased income from operations.

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

LIQUIDITY
The Company plans capital expenditures of approximately $1,280,000 in Fiscal Year 2009 to further enhance the resort facilities and services. These projects include: upgrade fifty-one campsites, replace the primary electric switchgear, RV storage property development, road paving, pool renovation, and a trailer tow truck. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort's value to its shareholders and the general public.

The Company's current cash position, including Certificates of Deposits, as of December 31, 2008, is $1,276,951, which is 3.7% less than the same position in 2007. This decrease is primarily due to the Company's capital expenditures in the first quarter of fiscal year 2009. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities decreased $13,117 from the same period last year. All undisputed payables have been paid in full according to the Company's policy.

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

DISCLOSURE CONCERNING WEBSITE ACCESS TO COMPANY REPORTS
The Company makes available on its website, www.pismocoastvillage.com, access to its annual report on Form 10-KSB, quarterly reports on Form 10-Q, current reports on Form 8-KSB, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities & Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of December 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-KSB for the year ended September 30, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                        PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting for the shareholders of Pismo Coast Village, Inc. was held Saturday, January 17, 2009, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting, the following Directors were elected to serve until the annual meeting in January 2010, or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

                    Benedict, Louis                  614
                    Brittain, Kurt                   621
                    Buchaklian, Harry                621
                    Enns, Rodney                     614
                    Eudaly, Douglas                  762
                    Fischer, William                 612
                    Gould, Norman                    594
                    Hardesty, Wayne                  599
                    Harris, R. Elaine                678
                    Hearne, Dennis                   605
                    Hickman, Glenn                   597
                    Hughes, Terris                   623
                    Nelson, Garry                    633
                    Nunlist, Ronald                  610
                    Pappi, Jr., George               638
                    Pettibone, Jerald                656
                    Willems, Gary                    632
                    Williams, Jack                   628

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes last with respect to each such matter is set forth below:

Proposal to approve the selection of Brown Armstrong Paulden McCown Starbuck Thornburgh and Keeter Accountancy Corporation to serve as independent certified public accountants for the Company for Fiscal Year 2008-2009:

        Affirmative Votes        Negative Votes        Abstains
               616                     1                  17

ITEM 5. OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held Saturday, January 17, 2009, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Shareholders'
Meeting:

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

ITEM 6. EXHIBITS

                                                   Sequential
Exhibit Number  Item Description              Page Number
--------------  --------------------------    -----------
      27        Financial Data Schedule

      99        Accountant's Review Report

      31.1      Certification Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002 (Jerald Pettibone, President and Chairman of the Board).

      31.2      Certification Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002 (Jay Jamison, Chief Executive Officer).

      31.3      Certification Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002 (Jack Williams, Chief Financial Officer).

      32.1      Certification Pursuant to 18 U. S. C. Subsection 1350, as
                Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002 (Jerald Pettibone, President).

      32.2      Certification Pursuant to 18 U. S. C. Subsection 1350, as
                Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002 (Jay Jamison, Chief Executive Officer).

      32.3      Certification Pursuant to 18 U. S. C. Subsection 1350, as
                Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002 (Jack Williams, Chief Financial Officer).

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.


Date:      FEBRUARY 10, 2009

Signature: JERALD PETTIBONE
           Jerald Pettibone, President and Chairman of the Board


Date:      FEBRUARY 10, 2009

Signature: JACK WILLIAMS
           Jack Williams, Chief Financial Officer


Date:      FEBRUARY 10, 2009

Signature: JAY JAMISON
           Jay Jamison, Chief Executive Officer

                       REPORT OF INDEPENDENT REGISTERED
                       --------------------------------
                           PUBLIC ACCOUNTING FIRM
                           ----------------------


To the Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California


We have reviewed the accompanying balance sheet of Pismo Coast Village, Inc. as of December 31, 2008 and 2007, and the related statements of income and retained earnings and cash flows for the three month period ended December 31, 2008 and 2007. These interim financial statements are the responsibility of the Company's management.

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


                           BROWN ARMSTRONG PAULDEN
                           McCOWN STARBUCK THORNBURGH & KEETER
                           ACCOUNTANCY CORPORATION


Bakersfield, California
February 10, 2009

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                                BALANCE SHEETS
                                --------------
                DECEMBER 31, 2008 AND 2007 AND SEPTEMBER 30, 2008
                -------------------------------------------------
                                     December 31,  September 30,  December 31,
                                        2008           2008           2007
                                     (Unaudited)     (Audited)     (Unaudited)
                                     -----------    -----------    -----------
               ASSETS
               ------
Current Assets
--------------
Cash and cash equivalents            $ 1,183,154    $ 1,253,540    $ 1,227,625
Investment in certificate of deposit      93,797         93,819         98,381
Accounts receivable                       27,366         43,298         67,261
Inventory                                115,045        116,967        130,510
Current deferred tax assets               63,000         63,400         62,300
Prepaid income taxes                     178,400        189,800        107,095
Prepaid expenses                          49,118         19,441         83,039
                                     -----------    -----------    -----------
  Total current assets                 1,709,880      1,780,265      1,776,211

Pismo Coast Village Recreational
--------------------------------
Vehicle Resort and Related Assets -
-----------------------------------
Net of accumulated depreciation       13,210,677     13,227,167     10,030,074

Other Assets                              39,139         40,236         19,460
------------                         -----------    -----------    -----------

  Total Assets                       $14,959,696    $15,047,668    $11,825,745
                                     ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                     December 31,  September 30,  December 31,
                                        2008           2008           2007
                                     (Unaudited)     (Audited)     (Unaudited)
                                     -----------    -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
-------------------
Accounts payable and
 accrued liabilities                 $   142,902    $   178,270    $   156,019
Accrued salaries and vacation             52,446        155,041         36,022
Rental deposits                          769,158        784,152        819,573
Income taxes payable                         -              -              -
Current portion of long-term debt        459,985        444,561        179,149
                                     -----------    -----------    -----------
 Total current liabilities             1,424,491      1,562,024      1,190,763

Long-Term Liabilities
---------------------
Long-term deferred taxes                 334,000        336,200        263,100
N/P Santa Lucia Bank                   4,550,959      4,578,195      1,952,635
                                     -----------    -----------    -----------
 Total liabilities                     6,309,450      6,476,419      3,406,498
                                     -----------    -----------    -----------

Stockholders' Equity
--------------------
Common stock - no par value,
 1,800 shares issued
 1,790 shares outstanding              5,616,332      5,616,332      5,647,708
Retained earnings                      3,033,914      2,954,917      2,771,539
                                     -----------    -----------    -----------
 Total stockholders' equity            8,650,246      8,571,249      8,419,247
                                     -----------    -----------    -----------

Total Liabilities and
 Stockholders' Equity                $14,959,696    $15,047,668    $11,825,745
                                     ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                 STATEMENTS OF INCOME AND RETAINED EARNINGS
                 ----------------------------------------------
                                 (UNAUDITED)
                                 -----------
                 THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                 ---------------------------------------------
                                                          2008        2007
                                                       ----------  ----------
Income
------
Resort operations                                      $  988,247  $  884,744
Retail operations                                         232,703     230,861
                                                       ----------  ----------
 Total income                                           1,220,950   1,115,605
                                                       ----------  ----------

Cost and Expenses
-----------------
Operating expenses                                        883,434     857,011
Cost of goods sold                                        112,296     113,861
Depreciation                                               72,766      72,279
                                                       ----------  ----------
 Total cost and expenses                                1,068,496   1,043,151
                                                       ----------  ----------

Income from operations                                    152,454      72,454

Other Income (Expense)
----------------------
Interest income                                             2,792       2,963
Interest expense                                          (66,649)    (43,782)
                                                       ----------  ----------
 Total other income (expense)                             (63,857)    (40,819)
                                                       ----------  ----------

Income Before Provision for Income Taxes                   88,597      31,635
----------------------------------------

Income Tax Expense                                          9,600      14,305
------------------                                     ----------  ----------

Net Income                                                 78,997      17,330
----------

Retained Earnings - Beginning of Period                 2,954,917   2,754,209
---------------------------------------                ----------  ----------

Retained Earnings -End of period                       $3,033,914  $2,771,539
--------------------------------                       ==========  ==========

Net Income Per Share                                   $    44.13  $     9.63
--------------------                                   ==========  ==========

The accompanying notes are an integral part of these financial statements.

                              PISMO COAST VILLAGE, INC.
                              -------------------------
                         STATEMENTS OF CASH FLOWS (UNAUDITED)
                         ------------------------------------
                    THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                    ---------------------------------------------
                                           2008                    2007
                                  --------------------    --------------------
Cash Flows From Operating Activities
------------------------------------
Net Income                                  $   78,997              $   17,330
Adjustments to reconcile net
 income to net cash used in
 operating activities:
  Depreciation                    $ 72,766               $  72,279
  Decrease (increase) in
   certificates of deposit              22                 (93,514)
  Decrease (increase) in
   accounts receivable              15,932                 (32,018)
  Decrease (increase) in
   inventory                         1,922                 (21,224)
  Decrease (increase) in
   deferred tax asset               (1,800)                   (500)
  Increase in prepaid
   income taxes                     11,400                 (82,690)
  Increase in prepaid expenses     (29,677)                (83,039)
  Increase (decrease) in
   accounts payable and
   accrued liabilities             (35,368)                 34,009
  Increase (decrease) in accrued
   salaries and vacation          (102,595)               (121,442)
  Decrease (increase) in
   rental deposits                 (14,994)                 56,430
  Increase (decrease) in income
   taxes payable                       -                   (79,100)
    Total adjustments                          (82,392)               (350,809)
                                            ----------              ----------
    Net cash used in
     operating activities                       (3,395)               (333,479)

Cash Flows From Investing Activities
------------------------------------
Capital expenditures               (55,179)                (17,558)
                                  --------                --------
    Net cash used in investing
     activities                                (55,179)                (17,558)

Cash Flows From Financing Activities
------------------------------------
Principal repayments of
 note payable                      (11,812)                 (6,679)
                                  --------                --------
    Net cash used in financing
     activities                                (11,812)                 (6,679)
                                            ----------              ----------

    Net increase (decrease) in
     cash and cash equivalents                 (70,386)               (357,716)

Cash and Cash Equivalents - Beginning
-------------------------------------
 of Period                                   1,253,540               1,585,341
 ---------                                  ----------              ----------

Cash and Cash Equivalents - End of Period   $1,183,154              $1,227,625
-----------------------------------------   ==========              ==========

Schedule of Payments of Interest and Taxes
------------------------------------------
Payments for income tax                     $      -                $  201,000
Cash paid for interest                      $   66,649              $   43,782

The accompanying notes are an integral part of these financial statements.

                          PISMO COAST VILLAGE, INC.
                          -------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                DECEMBER 31, 2008 AND 2007 AND SEPTEMBER 30, 2008
                -------------------------------------------------


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

D.  Earnings (Loss) Per Share
    -------------------------
The earnings (loss) per share are based on the 1,790 shares issued and outstanding.

E.  Cash and Cash Equivalents
    -------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with a maturity of three months or less when purchased to be cash equivalents.

F.  Concentration of Credit Risk
    ----------------------------
At December 31, 2008, the Company had cash deposits in excess of the $250,000 federally insured limit with Santa Lucia Bank of $1,087,692; however, the Company has an Excess Deposit Insurance Bond which secures deposits up to $1,500,000.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2008 AND 2007 AND SEPTEMBER 30, 2008
-------------------------------------------------------
PAGE 2
------


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

I.  Advertising
    -----------
The Company follows the policy of charging the costs of non-direct response advertising as incurred. Advertising expense was $9,330 and $10,619 for the three months ended December 31, 2008 and 2007, respectively. There was no advertising expense capitalized in prepaid expense.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities - Including an amendment of FASB statement No. 115." SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the "fair value option"). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company has adopted the new standard beginning the first quarter of 2008.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2008 AND 2007 AND SEPTEMBER 30, 2008
-------------------------------------------------------
PAGE 3
------


Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

J.  New Accounting Pronouncements (Continued)
    -----------------------------------------
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which expands the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognized and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We may experience a financial statement impact depending on the nature and extent of any new business combinations entered into after the effective date of SFAS No. 14(R); however none are expected at this time.

In December 2007, FASB issued SFAS No. 160, which amends Accounting Research Bulletin (ARB) No. 51 and (1) establishes standards of accounting and reporting on non-controlling interests in consolidated statements, (2) provides guidance on accounting for changes in the parent's ownership interest in a subsidiary, and (3) establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. The amendments to ARB No. 51 made by SFAS No. 160 are effective for fiscal years (and interim period within those years) beginning on or after December 15, 2008. The Company does not expect the adoption of this statement to have an impact on its financial statements.

In January 2008, the SEC issued Staff Accounting Bulletin (SAB) No. 110, which amends SAB No. 107. In March 2005, the SEC issued Staff Accounting Bulletin
(SAB) No. 107 in which, among other matters, the Staff expressed its views regarding the valuation of share-based payment arrangements. Specifically, SAB No. 107 provided a simplified approach for estimating the expected term of a "plain vanilla" option, which is required for application of the Black-Scholes-Merton model (and other models) for valuing share options. At this time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before March 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data do become widely available. The Company does not expect the effects of this bulletin to have any affect on its financial statements.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2008 AND 2007 AND SEPTEMBER 30, 2008
-------------------------------------------------------
PAGE 4
------


Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

J.  New Accounting Pronouncements (Continued)
    -----------------------------------------
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required to provide information about (a ) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the effects of this bulletin to have any affect on its financial statements.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets
---------------------------------------------------------------------------

At December 31, 2008, September 30, 2008 and December 31, 2007, property and equipment included the following:

                                     December 31,  September 30   December 31,
                                         2008          2008           2007
                                     -----------   ------------   -----------
Land                                 $ 9,994,935    $ 9,994,935   $ 6,894,935
Building and resort improvements       8,631,552      8,612,821     8,631,527
Furniture, fixtures, equipment
 and leasehold improvements              814,483        812,969       593,794
Transportation equipment                 422,938        422,938       425,936
Loan Fees                                    -              -             -
Construction in progress                 133,659         98,723        90,099
                                     -----------    -----------   -----------
                                      19,997,567     19,942,386    16,636,291
Less: accumulated depreciation        (6,786,890)    (6,715,219)   (6,606,217)
                                     -----------    -----------   -----------
                                     $13,210,677    $13,227,167   $10,030,074
                                     ===========    ===========   ===========

Note 3 - Line of Credit
-----------------------
The Company has a revolving line of credit for $500,000 with Santa Lucia Bank which expires March 2009. The interest rate is variable, at one percent over West Coast Prime with an initial rate of 3.25 percent and an interest rate of
4.25 percent at December 31, 2008. The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of December 31, 2008 and 2007 and September 30, 2008.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2008 AND 2007 AND SEPTEMBER 30, 2008
-------------------------------------------------------
PAGE 5
------


Note 4 - Note Payable
---------------------
The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano. The total loan currently outstanding is $2,094,147 and was financed over a period of ten years at a variable interest rate currently at 5.0%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande with Santa Lucia Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,916,795 and financed over a period of ten years at a variable interest rate currently at 5.5%. The payments are currently $13,625 per month interest only.

Principal payments of the note payable are as follows:

                Year Ending December 31,
                ------------------------
                          2009                       $  459,985
                          2010                          511,149
                          2011                          540,048
                          2012                          570,043
                          2013                          602,809
                       Thereafter                     2,326,910
                                                     ----------
                                                     $5,010,944
                                                     ==========

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

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2008 AND 2007 AND SEPTEMBER 30, 2008
-------------------------------------------------------
PAGE 6
------


Note 6 - Income Taxes
---------------------
The provision for income taxes is as follows:

                                      December 31, 2008  December 31, 2007
                                      -----------------  -----------------
  Income tax provision (benefit)            $ 9,600            $14,305
                                            =======            =======

The Company uses the asset-liability method of computing deferred taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate. The Company has not recorded a valuation allowance for deferred tax assets since the benefit is expected to be realized in the following year.

The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit, nondeductible variable costs of shareholder usage and other adjustments.

The Company records uncertain income tax positions in accordance with FASB Interpretation 48, "Accounting for Uncertain Tax Positions" (FIN 48), which clarifies SFAS 109. FIN 48 requires, among other things, the recognition and measurement of tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of December 31, 2008, the Company did not maintain any tax positions that did not meet the "more likely than not" threshold and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2005 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2004.

Note 7 - Operating Leases
-------------------------
The Company leases two pieces of property to use as storage lots. One is under a seven-year agreement beginning March 1, 2006 for $4,802 based on the Consumer Price Index.

The second lot is located in Oceano and is leased at $2,933 per month. The lease has converted to a month-to-month lease, however the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $432 per month.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2008 AND 2007 AND SEPTEMBER 30, 2008
-------------------------------------------------------
PAGE 7
------


Note 7 - Operating Leases (Continued)
-------------------------------------

Future minimum lease payments under the two property leases and the obligation to lease equipment are as follows:

               Year Ended December 31,
               -----------------------
                        2009                    $ 62,808
                        2010                      62,808
                        2011                      62,808
                        2012                      58,920
                        2013                       9,604
                     Thereafter                      -0-
                                                --------
                       Total                    $256,948
                                                ========

Rent expense under these agreements was $23,206 and $22,638 for the three-month period ended December 31, 2008 and 2007, respectively.

Note 7 - Employee Retirement Plans
----------------------------------
The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan was $11,481 and $12,739 for the three months ended December 31, 2008 and 2007, respectively.