Form 10-Q
period 2009-03-31
PISMO COAST VILLAGE INC
filed 2009-05-14
CIK 216877

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 0-8463

                    PISMO COAST VILLAGE, INC.
-----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

         California                            95-2990441
-------------------------------           --------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

   165 South Dolliver Street, Pismo Beach, California  93449
   -----------------------------------------------------------
  (Address of principal executive offices)           (Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files).  Yes [ ]     No [ ]

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,790

               PART I  -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
The following financial statements and related information are included in this Form 10-Q, Quarterly Report.

1.  Accountant's Review Report

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, California tourism and weather conditions, dependence on existing management, leverage and debt service, the regulation of the recreational vehicle industry, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

OVERVIEW
The Company continues to promote and depend upon recreational vehicle camping as the primary source of revenue. The rental of campsites to the general public provides income to cover expenses, complete capital improvements, and allow shareholders up to forty-five free nights camping annually. Additional revenues come from RV storage and spotting, RV service and repair, on-site convenience store, and other ancillary activities such as laundromat, arcade, and bike rental.

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Site occupancy is down slightly due to weather and fifty-one sites being closed for three months due to construction. Occupancy projections look strong and equal to last year throughout the remainder of the fiscal year. Revenues from ancillary operations such as the store, arcade, laundromat, and bike rental are flat to slightly down year-to-date, and management feels this is directly related to the economy, and this trend will continue throughout the remainder of the fiscal year.

RV storage continues strong demand with a waiting list in anticipation of the new RV storage property. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

After years with no debt, the Board of Directors approved expansion of the RV storage program and understood this investment would require substantial financing. Management has made it a high priority to effect timely construction and successful marketing in order to maximize return on this investment.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in 2008 the resort was the only industry rated "A" park in California for customer satisfaction.

The Company's commitment to quality, value, and enjoyment, is underscored by the business's success due to word of mouth and referrals from guests. In addition, investment for online marketing, ads in the two leading national directories, and trade magazine advertising formulates most of the business marketing plan.

RESULTS OF OPERATIONS
The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from laundry and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from General Store operations and from RV parts and service operations.

Income from Resort Operations for the three-month period ended March 31, 2009, decreased $35,553, or 3.9%, below the same period in 2008. This decrease in income reflects the period's absence of Spring Break. Spring Break, a high occupancy period of approximately two weeks, floats between March and April depending on the year. In 2008 Spring Break fell within March, whereas, in 2009 Spring Break fell in April, the subsequent quarter. Spring Break occupancy and business activity favorably impacts all resort revenue sources. Regardless of a $30,128, or 14.7%, increase in RV storage revenue, resort income was down $61,896, or 9.7%, as compared to the same quarter of the prior year due to lower occupancy. Resort Operations Income for the six-months ended March 31, 2009, increased $67,950, or 3.8%, from the same period ended March 31, 2008. This increase is due primarily to an increase of $43,925, or 10.4%, in RV storage activity, and a $22,636, or 1.8%, increase in site revenue. It should be noted that while paid site occupancy was down 7.2% compared to the previous year, site rental revenue increased due to a 10% rate increase effective October 1, 2008. The Company anticipates moderate growth in both income from site rental and RV storage through the remainder of Fiscal Year 2009.

Income from Retail Operations for the three-month period ended March 31, 2009, decreased $43,626, or 17.9%, below the same period in 2008. The General Store revenue was down $35,479, or 25.7%, and RV Service revenue was down $8,148, or 7.7%, from the previous year. This decrease was primarily due to the absence of Spring Break falling within the reporting period. Income from Retail Operations for the six-month period ending March 31, 2009, decreased by $41,784, or 8.8%, over the same period ended March 31, 2008. This decrease is a result of Spring Break falling outside the year to date reporting period. Disregarding the impact of Spring Break on comparing the six-months ended March 31, 2009 and 2008, management regards 2009 retail revenue as satisfactory considering the overall state of the economy, specifically in retail. Management continues to place importance upon ongoing review of retail product mix, attention to service, and staff training. The Company anticipates flat performance in income from retail operations through the remainder of Fiscal Year 2009.

Operating expenses for the three-month period ending March 31, 2009, decreased $15,737, or 1.8%, below the same period ended March 31, 2008. This decrease in expenses primarily reflects accounting, natural gas, insurance, and legal expenses. For the six-month period ending March 31, 2009, operating expenses increased by $10,686, or 0.6%, above the same period in 2008. This increase reflects payroll, tree trimming, storage lot maintenance, printing, and advertising. Management continues to review and scrutinize expenses in order to maximize efficiency and profitability during this volatile economy. Due to the age of the Resort, the Company is undertaking maintenance activity which is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, utility improvements, landscaping, and building repair.

Cost of Goods Sold expenses, as a percentage of retail income for the three-months ended March 31, 2009, are 46.0% compared to 57.3% for the same period in 2008. For the six-months ended March 31, 2009, Cost of Goods Sold expenses were 47.3% compared to 53.4% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three months ended March 31, 2009, is $64,274, compared to $39,304 for the same period in 2008. For the six-month period ended March 31, 2009, compared to the same period in 2008, interest expense was $130,923 and $83,086 respectively. This expense reflects financing for the purchase of additional RV storage properties which closed escrow January 11, 2006, April 6, 2006, and March 5, 2008.

Income before provisions for income tax for the three-month period ended March 31, 2009, decreased by $38,314, reflecting decreased income and increased interest expense. For the six months ended March 31, 2009, income before provisions for income tax increased by $18,648 reflecting increased resort income and decreased cost of goods. Revenues during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

Upon review of operational expenses, occupancy and competition, the Board of Directors may approve adjustments to the nightly site rental rates or towing and storage rates. Due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs at higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive. It is anticipated the published rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

LIQUIDITY
The Company plans capital expenditures of approximately $1,280,000 in Fiscal Year 2009 to further enhance the resort facilities and services. Projects completed include: reconstruct fifty-one campsites, replace the primary electric switchgear, renovate swimming pool facility, and road paving. RV storage property development is expected to be completed during the fourth quarter of fiscal year 2009. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort's value to its shareholders and the general public.

The Company's current cash position as of March 31, 2009, is $1,644,549, which is 10.6% more than the same position in 2008. This increase in cash reflects increased rental deposits, capital expenditures, and last year's redemption of Company stock. The present level of cash is being maintained in anticipation of large capital expenditures. Management is planning and implementing long term renovations to the Resort property which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles.

Accounts payable and accrued liabilities increased $71,529, or 51.4%, from the same period last year. This reflects the financial activity during this period compared to last year relative to the Company's capital projects which were ongoing at this time. All undisputed payables have been paid in full according to the Company's policy.

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

DISCLOSURE CONCERNING WEBSITE ACCESS TO COMPANY REPORTS
The Company makes available on its website, www.pismocoastvillage.com, access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

The public may read and copy any of the materials filed with the Securities and Exchange Commission at the SEC's Public Reference Room located at 100 F Street, N. E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy statements, and other information that the Company files with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
        MARKET RISK.
Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of March 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-KSB for the year ended September 30, 2008.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the six months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit                                                Sequential
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

  99        Accountant's Review Report

  31.1      Certification Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002 (Jerald Pettibone,
            President and Chairman of the Board).

  31.2      Certification Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief
            Executive Officer).

  31.3      Certification Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002 (Jack Williams,
            Chief Financial Officer).

  32.1      Certification Pursuant to 18 U. S. C. Subsection
            1350, as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002 (Jerald Pettibone,
            President and Chairman of the Board).

  32.2 Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief Executive Officer and principal executive officer).

  32.3 Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Jack Williams, Chief Financial Officer, principal financial officer and principal accounting officer).

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PISMO COAST VILLAGE, INC.


Date:       May 14, 2009

Signature:  JERALD PETTIBONE
            Jerald Pettibone, President and Chairman of the Board


Date:       May 14, 2009

Signature:  JACK WILLIAMS
            Jack Williams, V.P. - Finance/Chief Financial Officer
            (principal financial officer and principal
             accounting officer)


Date:       May 14, 2009

Signature:  JAY JAMISON
            Jay Jamison, General Manager/Chief Executive Officer
            (principal executive officer)

               REPORT OF INDEPENDENT REGISTERED
               --------------------------------
                    PUBLIC ACCOUNTING FIRM
                    ----------------------

To the Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. as of March 31, 2009 and 2008, and the related statements of income and retained earnings and cash flows for the three month and six month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company's management.

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

                           BROWN ARMSTRONG PAULDEN
                           McCOWN STARBUCK THORNBURGH & KEETER
                           ACCOUNTANCY CORPORATION

Bakersfield, California
May 14, 2009

                          PISMO COAST VILLAGE, INC.
                            -------------------------
                                BALANCE SHEETS
                                --------------
                MARCH 31, 2009 AND 2008 AND SEPTEMBER 30, 2008
                ----------------------------------------------

                                        March 31,  September 30,  March 31,
                                        ---------  -------------  ---------
                                           2009        2008         2008
                                           ----        ----         ----
                                       (Unaudited)   (Audited)  (Unaudited)
                                       -----------  ----------  -----------
   ASSETS
   ------
Current Assets
--------------
Cash and cash equivalents             $ 1,644,549  $ 1,253,540  $ 1,486,615
Investment in certificate
 of deposit                                             93,819        4,988
Accounts receivable                        34,252       43,298       22,463
Inventory                                 149,471      116,967      131,464
Current deferred taxes                     62,600       63,400       62,000
Prepaid income taxes                      112,600      189,800       66,500
Deposits with others                                                 50,768
Prepaid expenses                           42,210       19,441       24,709
                                      -----------  -----------  -----------
  Total current assets                  2,045,682    1,780,265    1,849,507

Pismo Coast Village Recreational
 Vehicle Resort and Related Assets -
 Net of accumulated
  depreciation                         13,629,979   13,227,167   10,236,617

Other Assets                               38,041       40,236       18,944
------------                          -----------  -----------  -----------
 Total Assets                         $15,713,702  $15,047,668  $12,105,068
                                      ===========  ===========  ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current Liabilities
-------------------
Accounts payable and
 accrued expenses                     $   210,716  $   178,270  $   139,187
Accrued salaries & vacation                51,799      155,041       37,708
Rental deposits                         1,461,591      784,152    1,313,909
Current portion of
 long-term debt                            99,577      444,561      189,866
                                      -----------  -----------  -----------
 Total current liabilities              2,009,528    1,562,024    1,680,670

Long-Term Liabilities
---------------------
Long-term deferred taxes                  331,800      336,200      261,700
Note payable                            4,898,861    4,578,195    1,935,374
                                      -----------  -----------  -----------
 Total liabilities                      7,054,344    6,476,419    3,877,744
                                      -----------  -----------  -----------

Stockholders' Equity
--------------------
Common stock - no par value,
 1,800 shares issued,
 1,790 shares outstanding               5,616,332    5,616,332    5,616,332
Retained earnings                       3,043,026    2,954,917    2,610,992
                                      -----------  -----------  -----------

 Total stockholders' equity             8,659,358    8,571,249    8,277,324
                                      -----------  -----------  -----------

Total Liabilities and
 Stockholders' Equity                 $15,713,702  $15,047,668  $12,105,068
                                      ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                     PISMO COAST VILLAGE, INC.
                     -------------------------
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
           ----------------------------------------------
                             (UNAUDITED)
                             -----------
         THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008
         --------------------------------------------------
                            Three Months             Six Months
                            ------------             ----------
                           Ended March 31,          Ended March 31,
                       ----------------------  ----------------------
                          2009        2008         2009       2008
                          ----        ----         ----       ----
Income
Resort operations      $  879,223  $  914,776  $1,867,470  $1,799,520
Retail operations         199,884     243,510     432,587     474,371
                       ----------  ----------  ----------  ----------
 Total income           1,079,107   1,158,286   2,300,057   2,273,891
                       ----------  ----------  ----------  ----------

Cost and Expenses
-----------------
Operating expenses        840,572     856,309   1,724,006   1,713,320
Cost of goods sold         92,062     139,477     204,358     253,338
Depreciation               72,773      76,756     145,539     149,035
                       ----------  ----------  ----------  ----------
 Total cost and
 expenses               1,005,407   1,072,542   2,073,903   2,115,693
                       ----------  ----------  ----------  ----------

Income from
 operations                73,700      85,744     226,154     158,198
                       ----------  ----------  ----------  ----------

Other Income (Expense)
----------------------
Interest and
 dividend income            1,932       3,232       4,724       6,195
Interest expense          (64,274)    (39,304)   (130,923)    (83,086)
                       ----------  ----------  ----------  ----------

 Total other
 income (expense)         (62,342)    (36,072)   (126,199)    (76,891)
                       ----------  ----------  ----------  ----------

Income Before Provision
 for Income Tax            11,358      49,672      99,955      81,307

Income Tax Expense
 (Benefit)                  2,246     (38,405)     11,846     (24,100)
                       ----------  ----------  ----------  ----------

Net Income (Loss)      $    9,112  $   88,077      88,109     105,407
                       ==========  ==========

Retained Earnings
-----------------
Beginning of period                             2,954,917   2,754,209
                                               ----------  ----------

Redemption of stock                                          (248,624)

End of period                                  $3,043,026  $2,610,992
                                               ==========  ==========

Net Income/(Loss)
 Per Share             $     5.09  $    49.21  $    49.22  $    58.89
                       ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                       PISMO COAST VILLAGE, INC.
                       -------------------------
                  STATEMENTS OF CASH FLOWS (UNAUDITED)
                  ------------------------------------
                SIX MONTHS ENDED MARCH 31, 2009 AND 2008
                ----------------------------------------

                                       2009                     2008
                             ----------------------   ----------------------

Cash Flows From Operating Activities
------------------------------------
Net income                               $  88,109               $  105,407
Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
Depreciation                 $  145,538                $ 149,035
Decrease in
 accounts receivable              9,046                   12,780
Increase in inventory           (32,504)                 (22,178)
Decrease in current
 deferred taxes                     800                      500
Decrease (Increase) in
 prepaid income taxes            77,200                  (66,500)
Increase in prepaid expenses    (22,769)                    (304)
Increase in deposits with
 others                                                  (50,768)
Decrease in other assets          2,195                    1,032
Increase in accounts payable
 and accrued expenses            32,447                   17,178
Decrease in accrued salaries
 and vacation                  (103,242)                (119,756)
Increase in rental deposits     677,439                  550,766
Increase (Decrease) in income
 taxes payable                                           (79,100)
(Decrease) deferred taxes        (4,400)                  (2,100)
                             ----------                ---------
Total adjustments                           781,750                 390,585
                                         ----------              ----------

Net cash provided by
 operating activities                       869,859                 495,992

Cash Flows From Investing Activities
------------------------------------
Capital expenditures           (548,351)                (301,374)
Decrease in investment in
 certificate of deposit          93,819                     (121)
                             ----------                ----------
Net cash used in
 investing activities                      (454,532)               (301,495)

Cash Flows From Financing Activities
------------------------------------
Redemption of stock                                     (280,000)
Principal payments on note
 payable                        (24,318)                 (13,223)
                             -----------               ---------
Net cash used in
 investing activities                       (24,318)               (293,223)
                                         ----------              -----------

Net increase (decrease) in cash &
 cash equivalents                           391,009                 (98,726)

Cash and Cash Equivalents -
---------------------------
 Beginning of Period                      1,253,540               1,585,341
 -------------------                     ----------              ----------

Cash and Cash Equivalents -
---------------------------
 End of Period                           $1,644,549              $1,486,615
 -------------                           ==========              ==========

Schedule of Payments of Interest & Taxes
----------------------------------------
Payments for interest                    $  130,923              $   83,086
Payments for income tax                  $  (61,754)             $  123,092

The accompanying notes are an integral part of these financial statements.

                       PISMO COAST VILLAGE, INC.
                       -------------------------
                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
    MARCH 31, 2009 AND 2008 (UNAUDITED) AND SEPTEMBER 30, 2008 (AUDITED)
    --------------------------------------------------------------------


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

Earnings Per Share
------------------
The earnings per share reported on the financial statements are based on the 1,790 shares outstanding. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with maturities of three months or less when purchased, to be cash equivalents.

Concentration of Credit Risk
----------------------------
At March 31, 2009, the Company had cash deposits in excess of the $100,000 federally insured limit with Santa Lucia Bank of $1,487,733, however, the Company has an Excess Deposit Insurance Bond which secures deposits up to $1,500,000.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2009 AND 2008 (UNAUDITED) AND SEPTEMBER 30, 2008 (AUDITED)
--------------------------------------------------------------------
PAGE 2
------


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

Advertising
-----------
The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $20,473 and $19,999 for the six months ended March 31, 2009 and 2008, respectively. There was no advertising expense capitalized in prepaid expense.

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

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2009 AND 2008 (UNAUDITED) AND SEPTEMBER 30, 2008 (AUDITED)
--------------------------------------------------------------------
PAGE 3
------


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

In January 2008, the SEC issued Staff Accounting Bulletin (SAB) No. 110, which amends SAB No. 107. In March 2005, the SEC issued Staff Accounting Bulletin
(SAB) No. 107 in which, among other matters, the Staff expressed its views regarding the valuation of share-based payment arrangements. Specifically, SAB No. 107 provided a simplified approach for estimating the expected term of a "plain vanilla" option, which is required for application of the Black-Scholes-Merton model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data, information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before March 31, 2008. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data do become widely available. The Company does not expect the effects of this bulletin to have any affect on its financial statements.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2009 AND 2008 (UNAUDITED) AND SEPTEMBER 30, 2008 (AUDITED)
--------------------------------------------------------------------
PAGE 4
------


Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

New Accounting Pronouncements (Continued)
-----------------------------------------

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133", which changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the effects of this bulletin to have any affect on its financial statements.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets
---------------------------------------------------------------------------
At March 31, 2009, September 30, 2008 and March 31, 2008, property and equipment included the following:

                              March 31,   September 30,     March 31,
                                2009           2008           2008
                            -----------   -------------   -----------
Land                        $ 9,994,935    $ 9,994,935    $ 6,894,935
Building and resort
 improvements                 8,634,856      8,612,821      8,631,526
Furniture, fixtures,
 equipment and
 leasehold improvements         814,483        812,969        894,891
Transportation equipment        422,938        422,938        425,938
Construction in progress        621,330         98,723         71,784
                            -----------    -----------    -----------
                             20,488,542     19,942,386     16,919,074
Less: accumulated
 depreciation                (6,858,563)    (6,715,219)    (6,682,457)
                            -----------    -----------    -----------
                            $13,629,979    $13,227,167    $10,236,617
                            ===========    ===========    ===========

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2009 AND 2008 (UNAUDITED) AND SEPTEMBER 30, 2008 (AUDITED)
--------------------------------------------------------------------
PAGE 5
------


Note 3 - Line of Credit
-----------------------
The Company renewed its revolving line of credit for $500,000, expiring March 2010. The interest rate is variable at one percent over West Coast Prime, with an initial rate of 6.00 percent at March 31, 2009. The purpose of the loan is to augment operating cash needs in off-season months. There was no outstanding amount for the line of credit at March 31, 2009 and 2008 and September 30, 2008.

Note 4 - Note Payable
---------------------
The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano. The total loan currently outstanding is $2,081,640 and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formally leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande with Santa Lucia Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,916,795 and financed over a period of ten years at a variable interest rate currently at 5.5%. The payments are currently $12,203.48 per month interest only, and will begin amortizing with payment of $17,723 beginning June 7, 2009.

       Period Ending March 31,
       -----------------------
                2010                   $   99,577
                2011                      109,064
                2012                      114,522
                2013                      121,105
                2014                      127,630
             Thereafter                 4,426,540
                                       ----------
                                       $4,998,438
                                       ==========

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

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2009 AND 2008 (UNAUDITED) AND SEPTEMBER 30, 2008 (AUDITED)
--------------------------------------------------------------------
PAGE 6
------


Note 6 - Income Taxes
---------------------
The provision for income taxes is as follows:

                                    March 31,        March 31,
                                      2009             2008
                                    ---------        ---------
Income tax expense (benefit)         $11,846        $(24,100)
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

The Company records uncertain income tax positions in accordance with FASB Interpretation 48, "Accounting for Uncertain Tax Positions" (FIN 48), which clarifies SFAS 109. FIN 48 requires, among other things, the recognition and measurement of tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of March 31, 2009, the Company did not maintain any tax positions that did not meet the "more likely than not" threshold and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2005 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2004.

Note 7 - Operating Leases
-------------------------
The Company leases two pieces of property to use as storage lots. One is leased under a seven year agreement beginning March 1, 2007 for $4,802 based on the Consumer Price Index.

The second lot is located in Oceano and is leased at $2,933 per month. The lease has converted to a month to month lease; however the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $432 per month.

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2009 AND 2008 (UNAUDITED) AND SEPTEMBER 30, 2008 (AUDITED)
--------------------------------------------------------------------
PAGE 7
------

Note 7 - Operating Leases (Continued)
-------------------------
Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

       Period Ending March 31,
       -----------------------
                2010                   $   62,808
                2011                       62,808
                2012                       62,808
                2013                       58,920
                2014                       52,822
             Thereafter                       -
                                       ----------
                                       $  300,166
                                       ==========

Rent expense under these agreements was $46,411 and $45,766 for the six months ended March 31, 2009 and 2008, respectively.

Note 8 - Employee Retirement Plans
----------------------------------
The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company's matching portion of the 401(k) safe harbor plan was $22,429 for the six months ended March 31, 2009. The contribution to the pension plan for the six months ended March 31, 2008 was $21,725.