Form 10-K/A
period 2008-09-30
PISMO COAST VILLAGE INC
filed 2009-06-22
CIK 216877

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1
                                  -------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Fiscal Year ended September 30, 2008
                              ------------------
    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________ to _________

                         Commission file number 0-8463
                                                ------

                           PISMO COAST VILLAGE, INC.
                 ----------------------------------------------------
                (Exact name of registrant as specified in its charter)

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

                    Registrant's telephone number (805)773-5649
                                                  -------------

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.   YES [ ]  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES [ ] NO [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

------------------------------------------------------------------------------

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Subsection
229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [ ]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

 [ ] Large accelerated filer     [ ] Non-accelerated filer
 [ ] Accelerated filer           [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter. $57,200,000

          (APPLICABLE ONLY TO REGISTRANT'S INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes
of common stock, as of the latest practicable date.   1,790

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2009 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 17, 2009 are incorporated by reference into Part III.

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

The public may read and copy any materials filed with the Securities and Exchange Commission at the SEC's Public Reference Room located at 100 F Street, N. E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy statements, and other information that the Company files with the SEC. filed with or furnished to the Securities and Exchange Commission.

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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

ITEM. 7 FINANCIAL STATEMENTS

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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
                                                  ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities
-------------------
Accounts payable and accrued liabilities          $   178,270    $   122,010
Accrued salaries and vacation                         155,041        157,464
Rental deposits                                       784,152        763,143
Income taxes payable                                                  79,100
Current portion of long-term debt                      68,004        172,343
                                                  -----------    -----------
 Total current liabilities                          1,185,467      1,294,060

Long-Term Liabilities
---------------------
Long-term deferred taxes                              336,200        263,800
N/P Santa Lucia Bank                                4,954,752      1,966,120
                                                  -----------    -----------
 Total Liabilities                                  6,476,419      3,523,980
                                                  -----------    -----------

Stockholders' Equity
--------------------
Common stock - no par value, 1,800 shares
 issued, 1,790 shares outstanding                   5,616,332      5,647,708
Retained earnings                                   2,954,917      2,754,209
                                                  -----------    -----------
 Total stockholders' equity                         8,571,249      8,401,917
                                                  -----------    -----------
 Total Liabilities and
 Stockholders' Equity                             $15,047,668    $11,925,897
                                                  ===========    ===========

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

Cash and Cash Equivalents -
---------------------------
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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

K.  New Accounting Pronouncements
   ------------------------------

"Standards Adopted:"

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

------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2008 AND 2007
---------------------------
PAGE 3
------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

New Accounting Pronouncements (Continued)
-----------------------------------------
In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company has adopted the new standard beginning the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and liabilities - Including an amendment of FASB statement No. 115" SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the "fair value option"). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company has adopted the new standard beginning the first quarter of 2008.

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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

<CAPTION<
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

Principal payments of the note payable are as follows:

            Year Ending September 30,
            -------------------------
                      2009                      $   68,004
                      2010                         103,590
                      2011                         109,439
                      2012                         114,891
                      2013                         122,107
                   Thereafter                    4,504,725
                                                ----------
                                                $5,022,756
                                                ==========

------------------------------------------------------------------------------

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

NOTE 6 - INCOME TAXES
---------------------

The provision for income taxes is as follows:

                                      2008           2007
                                    --------       --------
            Current:
             Federal                $262,492       $366,400
             State                    86,400         98,300
                                    --------       --------
                                     348,892        464,700
            Deferred:
             Federal                  37,200         (7,600)
             State                      (400)         1,400
                                    --------       --------
                                    $385,692       $458,500
                                    ========       ========

The deferred tax assets (liabilities) are comprised of the following:

                                         2008                  2007
                                 --------------------   --------------------
                                  Current   Long-term    Current   Long-term
                                 ---------  ---------   ---------  ---------
   Deferred tax assets:
    Federal                      $  59,200  $           $  59,200  $
    State                            4,200                  3,300
   Deferred tax liabilities:
    Federal                                  (292,200)              (222,200)
    State                                     (44,200)               (41,600)
                                 ---------  ---------   ---------  ---------
                                 $  63,400  $(336,200)  $  62,500  $(263,800)
                                 =========  =========   =========  =========

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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
                                         ===========      ===========

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

                          PISMO COAST VILLAGE, INC.
                          -------------------------
                       STATEMENTS OF INCOME (UNAUDITED)
                       --------------------------------
                THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                ----------------------------------------------

                                               2008                 2007
                                            ----------           ----------
Income
------
Resort operations                           $1,457,346           $1,432,891
Retail operations                              361,472              369,508
                                            ----------           ----------
 Total income                                1,818,818            1,802,399

Costs and Expenses
------------------
Operating expenses                           1,066,800              999,952
Cost of goods sold                             182,546              159,823
Depreciation                                    72,398               71,701
                                            ----------           ----------
 Total costs and expenses                    1,321,744            1,231,476
                                            ----------           ----------

Income from operations                         497,074              570,923

Interest income                                  2,011                3,254
Interest expense                               (69,731)             (47,647)
(Loss)/Gain on sale of fixed assets            (31,692)              12,620
                                            ----------           ----------
 Total other income (expense)                  (99,412)             (31,773)
                                            ----------           ----------

Income Before Provision For Income Taxes       397,662              539,150
----------------------------------------

Provision for Tax Expense                      239,892              254,800
-------------------------                   ----------           ----------

Net Income                                  $  157,770           $  284,350
----------                                  ----------           ==========

Earnings Per Share                          $    88.14           $   157.97
------------------                          ==========           ==========

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

e. AUDIT COMMITTEE FINANCIAL EXPERT
Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

------------------------------------------------------------------------------

We believe that the members of our Audit Committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Due to the fact that the directors of Pismo Coast Village do not receive compensation for the services they provide in that capacity, the Company has been unable to nominate and retain a director with the required expertise to stand for election to the Board of Directors. However, until the time that our Audit Committee has a qualified audit committee financial expert, we believe our engagement of Glenn, Burdette, Phillips, and Bryson (GBPB), Certified Public Accountants, satisfies this requirement. GBPB provides the Company's quarterly compilation of the balance sheets and the related statements of operations, and retained earnings, and cash flows in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

f. CODE OF ETHICS
On November 8, 2003, our board of directors adopted the introduction to our code of ethical conduct. At the present time, the Company is in the process of revising the Code of Ethics that applies to all the Company's employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The revised Code of Ethics will be presented to the Board of Directors for discussion and adoption at their next meeting scheduled for July 18, 2009. Following the adoption by the Board of Directors, the revised Code of Ethics will be filed with the Securities and Exchange Commission and posted on the Company's website, www.pismocoastvillage.com.

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

                                 SUMMARY COMPENSATION TABLE
                                 --------------------------
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
                                                      Non-Equity    Qualified
                                                      Incentive     Deferred       All
Name and                               Stock  Option     Plan         Plan        Other
Principal      Fiscal Salary  Bonus   Awards  Awards Compensation Compensation Compensation  Total
Position        Year    $       $        $      $          $            $           $           $
-------------- ----- -------- ------- ------- ------ ------------ ------------ --------------------
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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

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

Terris Hughes                 Common Stock    1 Share   0.056%
2426 Sunset Street
Wasco CA 93280

Ronald Nunlist                Common Stock    4 Shares  0.222%
1105 Minter Avenue
Shafter CA 93263

George Pappi, Jr              Common Stock    1 Share   0.056%
5728 Via De Mansion
La Verne CA 91750

Jerald Pettibone              Common Stock    3 Shares  0.166%
4179 Court Drive
Santa Cruz CA 95062




------------------------------------------------------------------------------

                                            *Amount of  Percent
Board Member                 Title of Class  Ownership  of Class
------------                 --------------  ---------  --------
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

c. CHANGES IN CONTROL
   Not applicable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
There have been no transactions during the past two years, or proposed transactions, to which the Company was or is to be a party, in which any of the officers, directors, nominees, named shareholders, or family members of any such persons, had or is to have a direct or indirect material interest, other than transactions where competitive bids determine the rates or charges involved, or where the amount involved does not exceed $60,000, or where the interest of the party arises solely from the ownership of securities of the Company and the party received no extra or special benefit that was not shared by all shareholders.

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

------------------------------------------------------------------------------

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

ITEM 13. EXHIBITS

EXHIBITS AND INDEX OF EXHIBITS

1. Financial Statements included in this Form 10-KSB Report:

                      Description                          Page
---------------------------------------------------------------
Accountant's Report for 2008.................................15

Balance Sheets as of September 30, 2008 and 2007.............16

Statements of Operations and Retained Earnings
 for the years ended September 30, 2008 and 2007.............17

Statements of Cash Flows
 for the years ended September 30, 2008 and 2007.............18

Notes to Financial Statements
 For the years ended September 30, 2008 and 2007.............19

Accountant's Report on Additional Information................28

Statements of Operations (Unaudited)
 for the three months ended September 30, 2008 and 2007......29

2. Exhibits included in this Form 10-KSB Report:

 Description                                                Page
----------------------------------------------------------------
Code of Ethics...............................................37

3. Exhibits filed with this Form 10-KSB Report:

   Exhibit No.               Description of Exhibit
   -----------  --------------------------------------------------
     31.1       Certification of the President of the Company pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of the Chief Executive Officer (principal executive officer) of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.3 Certification of the Chief Financial Officer (principal financial officer and principal accounting officer) of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of the President of the Company Pursuant to 18 U.S.C. Subsection 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

------------------------------------------------------------------------------

     32.2 Certification of the Chief Executive Officer (principal executive officer) of the Company pursuant to 18 U.S.C. Subsection 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

     32.3 Certification of the Chief Financial Officer (principal financial officer and principal accounting officer) of the Company pursuant to 18 U.S.C. Subsection 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

REPORTS ON FORM 8-K
None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm, Brown Armstrong Paulden, McCown, Starbuck, Thornburgh, & Keeter Accountancy Corporation (Brown Armstrong), in each of the last two fiscal years.

                                                     Years ended
                                                     -----------
                                                     September 30,
                                                     -------------
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

------------------------------------------------------------------------------

                                    SIGNATURES
                                    ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PISMO COAST VILLAGE, INC.


By: JERALD PETTIBONE                              Date: June 19, 2009
    Jerald Pettibone, President
    and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: JAY JAMISON                                   Date: June 19, 2009
    Jay Jamison, Chief Executive Officer,
    General Manager and Assistant Corporate Secretary
    (principal executive officer)



By: JACK WILLIAMS                                 Date: June 18, 2009
    Jack Williams, Chief Financial Officer,
    Vice President - Finance and Director
    (principal financial officer and principal accounting officer)



By: JERALD PETTIBONE                              Date: June 19, 2009
    Jerald Pettibone, President
    and Chairman of the Board and Director



By: GLENN HICKMAN                                 Date: November 8, 2009
    Glenn Hickman, Executive Vice President
    and Director



By: KURT BRITTAIN                                 Date: November 8, 2009
    Kurt Brittain, Vice President - Secretary
    and Director



By: RONALD NUNLIST                                Date: November 8, 2009
    Ronald Nunlist, Vice President - Operations
    and Director



By: LOUIS BENEDICT                                Date: November 8, 2009
    Louis Benedict, Director

------------------------------------------------------------------------------

By: HARRY BUCHAKLIAN                              Date: November 8, 2009
    Harry Buchaklian, Director



By: RODNEY ENNS                                   Date: November 8, 2009
    Rodney Enns, Director



By: DOUGLAS EUDALY                                Date: November 8, 2009
    Douglas Eudaly, Director



By: WILLIAM FISCHER                               Date: November 8, 2009
    William Fischer, Director



By: NORMAN GOULD                                  Date: November 8, 2009
    Norman Gould, Director



By: WAYNE HARDESTY                                Date: November 8, 2009
    Wayne Hardesty, Director



By: R. ELAINE HARRIS                              Date: November 8, 2009
    R. Elaine Harris, Director



By: DENNIS HEARNE                                 Date: November 8, 2009
    Dennis Hearne, Director



By: TERRIS HUGHES                                 Date: November 8, 2009
    Terris Hughes, Director



By: GEORGE PAPPI, JR.                             Date: November 8, 2009
    George Pappi, Jr., Director



By: GARY WILLEMS                                  Date: November 8, 2009
    Gary Willems, Director

------------------------------------------------------------------------------