Form 10-Q
period 2009-06-30
PISMO COAST VILLAGE INC
filed 2009-08-17
CIK 216877

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-8463

                    PISMO COAST VILLAGE, INC.
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

             California                        95-2990441
  --------------------------------         -------------------
  (State or other jurisdiction of            (IRS Employer
   incorporation or organization)          Identification No.)

    165 South Dolliver Street, Pismo Beach, California   93449
    ------------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)

                         (805) 773-5649
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

       ----------------------------------------------------
       (Former name, former address and former fiscal year,
                   if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

-----------------------------------------------------------------

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


                                 2
-----------------------------------------------------------------

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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Site occupancy is down slightly due to weather and fifty-one sites being closed for three months due to construction. Occupancy projections look strong and equal to last year throughout the remainder of the fiscal year. Revenues from ancillary operations such as the RV service, arcade, laundromat, and bike rental, with the exception of the General Store, are flat to slightly down year-to-date, and management feels this is directly related to the economy, and this trend will continue throughout the remainder of the fiscal year.

-----------------------------------------------------------------

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

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in 2008 the resort was the only industry rated "A" park in California for customer satisfaction.

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

-----------------------------------------------------------------

Income from Resort Operations for the three-month period ended June 30, 2009, increased $164,475, or 13.8%, above the same period in 2008. Resort Income for the nine months ended June 30, 2009, increased $232,425, or 7.8%, from the same period ended June 30, 2008. This increase in the quarter ending June 30, 2009, is due primarily to a 7.2% increase in paid site income as a result of the timing of Spring Break. Spring Break, a high occupancy period, includes the week before and after Easter, and moves between the months of March and April. In 2008, Spring Break fell in March, whereas in 2009 Spring Break was in April. The increase in Resort Operations Income for the nine-month period reflects increases in site rental rates effective October 1, 2008, resulting in a $203,891, or 9.8%, growth in site income, despite a 1.5% decrease in year-to-date paid site occupancy. This increase also reflects a $45,099, or 5.5%, increase in RV storage activity.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from Retail Operations for the three-month period ended June 30, 2009, increased $8,303, or 2.7%, above the same period in 2008. The General Store increased revenue by $16,966, or 8.6%, and RV Service revenue decreased $8,665, or 8.0%. Increased income in the General Store reflects the business due to Spring Break. Income from Retail Operations for the nine-month period ending June 30, 2009, decreased by $33,481, or 4.3%, over the same period ended June 30, 2008. This reflects a $25,773, or 5.5%, decrease in General Store income and a $7,708, or 2.4%, decrease in RV Service income. Management feels this decrease in revenue from retail operations is a symptom of the economy and customer's reluctance to spend. The Company anticipates similar activity in both income from resort operations and retail operations through the remainder of Fiscal Year 2009.

Operating Expenses for the quarter ended June 30, 2009, increased $20,447, or 2.3%, from the same period in 2008. This increase in expense is a result of labor and labor related expenses, resort repairs and maintenance including fencing and a commercial water heater, and accounting fees. Operating Expenses for the nine-month period ended June 30, 2009, increased $31,133, or 1.2%, from the same period in 2008. Previously mentioned expenses affecting the quarter remain consistent with year-to-date 2009.

Cost of Goods Sold for 2009 are within projected levels at 44.7% of retail sales for the quarter and 46.2% year-to-date. Cost of Goods Sold for 2008 were 48.7% and 51.6% respectively.

-----------------------------------------------------------------

Interest Expense for the three-month and nine-month periods ended June 30, 2009, is $67,122 and $198,045 respectively, compared to $48,027 and $131,113 the previous year. This expense reflects the financing due to acquiring new RV storage properties which closed escrow January 11, 2006, April 6, 2006, and May 9, 2008.

Net Income for the quarter ending June 30, 2009, increased by $90,152, or 48.4%, compared with the same period ending June 30, 2008. This quarterly increase in Net Income is primarily due to increased income due to Spring Break, site rate increases, and managing expenses. Net Income for the nine months ending June 30, 2009, increased by $72,854, or 25.0%, compared with the same period ending June 30, 2008. This increase in Net Income is a result of increased resort and retail income, and a decrease in cost of goods sold. The last quarter of 2009 is expected to provide adequate resources for continuing business and provide for planned capital expenditures.

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

LIQUIDITY
The Company planned capital expenditures of approximately $1,280,000 in Fiscal Year 2009 to further enhance the resort facilities and services. Projects completed include: reconstruct fifty-one campsites, replace the primary electric switchgear, renovate swimming pool facility, and road paving. RV storage property development is expected to be completed during the fourth quarter of fiscal year 2009. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort's value to its shareholders and the general public.

-----------------------------------------------------------------

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

The Company's current cash position as of June 30, 2009, is $1,713,140 which is 2.6% more than the previous year. This increase in cash reflects the growth in revenue and management's effort to minimize expenses. The present level of cash is being maintained in anticipation of large capital expenditures.

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

Accounts Receivable for period ending June 30, 2009 decreased
$10,153 below June 30, 2008, due to timing and increased effort to collect on balances.

Rental Deposits increased $50,508, or 4.0%, compared to the same period last year due to site rental rate increases effective
October 1, 2008.

-----------------------------------------------------------------

Accounts Payable and accrued liabilities decreased $15,525 to an amount of $134,472 for June 30, 2009, compared to the same period ending 2008. This decrease was primarily due to timing of payment of monthly liabilities. All undisputed payables have been paid in full according to the Company's policy.

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

The public may read and copy any of the materials filed with the Securities and Exchange Commission at the SEC's Public Reference Room located at 100 F Street, N. E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy statements, and other information that the Company files with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
        MARKET RISK.
Not Applicable.

-----------------------------------------------------------------

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2008.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the nine months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS
Not Applicable

-----------------------------------------------------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable

ITEM 5. OTHER INFORMATION
Not Applicable

ITEM 6. EXHIBITS

Exhibit                                              Sequential
Number                Item Description               Page Number
-------  ------------------------------------------  -----------
   27    Financial Data Schedule

   99    Accountant's Review Report

  31.1   Certification Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002 (Jerald Pettibone,
         President and Chairman of the Board).

  31.2   Certification Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief
         Executive Officer and principal executive officer).

  31.3   Certification Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002 (Jack Williams, Chief
         Financial Officer, principal financial officer and principal accounting officer).

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

-----------------------------------------------------------------

                           SIGNATURES
                           ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.


Date:       August 13, 2009

Signature:  JERALD PETTIBONE
            Jerald Pettibone, President and Chairman of the Board


Date:       August 12, 2009

Signature:  JACK WILLIAMS
            Jack Williams, V.P. Finance/Chief Financial Officer
            (principal financial officer and principal
             accounting officer)


Date:       August 14, 2009

Signature:  JAY JAMISON
            Jay Jamison, General Manager/Chief Executive Officer
            (principal executive officer)

-----------------------------------------------------------------

                 REPORT OF INDEPENDENT REGISTERED
                 --------------------------------
                      PUBLIC ACCOUNTING FIRM
                      ----------------------



To the Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California


We have reviewed the accompanying balance sheet of Pismo Coast Village, Inc. as of June 30, 2009 and 2008, and the related statements of income and retained earnings and cash flows for the three month and nine month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company's management.

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



STEVEN R STARBUCK

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION



Bakersfield, California
August 13, 2009

-----------------------------------------------------------------

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                                BALANCE SHEETS
                                --------------
                 JUNE 30, 2009 AND 2008 AND SEPTEMBER 30, 2008
                 ---------------------------------------------

                                         June 30,  September 30,  June 30,
                                         --------  -------------  --------
                                           2009        2008         2008
                                           ----        ----         ----
                                       (Unaudited)   (Audited)   (Unaudited)
                                       -----------   ---------   -----------

             ASSETS
             ------

Current Assets
--------------
Cash and cash equivalents             $ 1,713,140  $ 1,253,540  $ 1,669,240
Investment in certificate
 of deposit                                             93,819        1,262
Accounts receivable                        16,333       43,298       26,486
Inventory                                 164,493      116,967      138,091
Current deferred taxes                     74,500       63,400       51,800
Prepaid income taxes                       36,800      189,800          -
Prepaid expenses                           11,394       19,441       24,135
                                      -----------  -----------  -----------
  Total current assets                  2,016,660    1,780,265    1,911,014

Pismo Coast Village Recreational
--------------------------------
 Vehicle Resort and Related Assets -
 -----------------------------------
 Net of accumulated depreciation       13,787,591   13,227,167   13,310,517

Other Assets                               36,942       40,236       41,238
------------                          -----------  -----------  -----------
  Total Assets                        $15,841,193  $15,047,668  $15,262,769
                                      ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
-------------------
Accounts payable and
 accrued expenses                     $   134,472  $   178,270  $   149,997
Accrued salaries and vacation              55,254      155,041       45,813
Rental deposits                         1,315,363      784,152    1,264,855
Income taxes payable                          -            -        130,900
Current portion of
 long-term debt                           104,153       68,004      436,709
                                      -----------  -----------  -----------
  Total current liabilities             1,609,242    1,185,467    2,028,274

Long-Term Liabilities
---------------------
Long-term deferred taxes                  414,100      336,200      224,000
Note payable - net of
 current portion                        4,882,186    4,954,752    4,597,017
                                      -----------  -----------  -----------
  Total liabilities                     6,905,528    6,476,419    6,849,291
                                      -----------  -----------  -----------

Stockholders' Equity
--------------------
Common stock - no par value,
 1,800 shares issued,
 1,790 shares outstanding               5,616,332    5,616,332    5,616,332
Retained earnings                       3,319,333    2,954,917    2,797,146
                                      -----------  -----------  -----------
  Total stockholders' equity            8,935,665    8,571,249    8,413,478
                                      -----------  -----------  -----------

 Total Liabilities and
  Stockholders' Equity                $15,841,193  $15,047,688  $15,262,769
                                      ===========  ===========  ===========

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------

                            PISMO COAST VILLAGE, INC.
                            -------------------------
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
                  ------------------------------------------
                                   (UNAUDITED)
                                   -----------
                THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008
                --------------------------------------------------

                                    Three Months             Nine Months
                                    ------------             -----------
                                   Ended June 30,          Ended June 30,    '
                               ----------------------  ----------------------
                                  2009        2008        2009        2008
                               ----------  ----------  ----------  ----------

Income
------
Resort operations              $1,351,764  $1,187,289  $3,219,234  $2,986,809
Retail operations                 312,361     304,058     744,948     778,429
                               ----------  ----------  ----------  ----------
  Total income                  1,664,125   1,491,347   3,964,182   3,765,238
                               ----------  ----------  ----------  ----------

Cost and Expenses
-----------------
Operating expenses                888,727     868,280   2,612,733   2,581,600
Cost of goods sold                139,574     148,028     343,932     401,366
Depreciation                       74,289      73,029     219,828     222,064
                               ----------  ----------  ----------  ----------
  Total cost and expenses       1,102,590   1,089,337   3,176,493   3,205,030
                               ----------  ----------  ----------  ----------

Income from operations            561,535     402,010     787,689     560,208
                               ----------  ----------  ----------  ----------

Other Income (Expense)
----------------------
Interest and dividend income        5,248       2,072       9,972       8,267
Interest expense                  (67,122)    (48,027)   (198,045)   (131,113)
                               ----------  ----------  ----------  ----------
  Total other income (expense)    (61,874)    (45,955)   (188,073)   (122,846)
                               ----------  ----------  ----------  ----------

Income Before Provision for
 Income Tax                       499,661     356,055     599,616     437,362

Income Tax Expense                223,354     169,900     235,200     145,800
                               ----------  ----------  ----------  ----------

Net Income                     $  276,307  $  186,155     364,416     291,562
                               ==========  ==========

Retained Earnings
-----------------

Beginning of period                                     2,954,917   2,505,584
                                                       ----------  ----------

End of period                                          $3,319,333  $2,797,146
                                                       ==========  ==========

Net Income Per Share           $   154.36  $   104.00  $   203.58  $   162.88
                               ==========  ==========  ==========  ==========

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------

                                PISMO COAST VILLAGE, INC.
                                -------------------------
                          STATEMENTS OF CASH FLOWS (UNAUDITED)
                          ------------------------------------
                        NINE MONTHS ENDED JUNE 30, 2009 AND 2008
                        ----------------------------------------

                                                    2009                    2008
                                           ----------------------  ----------------------

Cash Flows From Operating Activities
------------------------------------
Net Income                                            $  364,416               $  291,562
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Depreciation                           $  219,828                $  222,064
  Decrease in accounts receivable            26,965                     8,757
  Increase in inventory                     (47,526)                  (28,805)
  (Increase) Decrease in
   current deferred taxes                   (11,100)                   10,700
  Decrease in prepaid income taxes          153,000
  Decrease in prepaid expenses                8,047                       270
  Decrease (Increase) in
   other assets                               3,294                   (23,297)
  (Decrease) Increase in accounts
   payable and accrued expenses             (43,798)                   27,988
  Decrease in accrued salaries
   and vacation                             (99,787)                 (111,651)
  Increase in rental deposits               531,211                   501,712
  Increase in income taxes payable                                     51,800
  (Decrease) in deferred taxes               77,900                   (39,800)
                                         ----------                ----------
  Total adjustments                                      818,034                  619,738
                                                      ----------               ----------

  Net cash provided by
   operating activities                                1,182,450                  911,300

Cash Flows From Investing Activities
------------------------------------
Capital Expenditures                       (780,252)               (3,446,269)
Decrease in investment in CD                 93,819                     3,605
                                         ----------                ----------
  Net cash used in investing
   activities                                           (686,433)              (3,442,664)

Cash Flows From Financing Activities
------------------------------------
Redemption of stock                                                  (280,000)
Borrowings on long-term debt                                        2,916,795
Principal payments on note
 payable                                    (36,417)                  (21,532)
                                         ----------                ----------
  Net cash (used in) provided
   by financing activities                               (36,417)               2,615,263
                                                      ----------               ----------

 Net increase (decrease) in cash
  and cash equivalents                                   459,600                   83,899

Cash and Cash Equivalents -
----------------------------
 Beginning of Period                                   1,253,540                1,585,341
 -------------------                                  ----------               ----------

Cash and Cash Equivalents -
----------------------------
 End of Period                                        $1,713,140               $1,669,240
 -------------                                        ==========               ==========

Schedule of Payments of Interest and Taxes
------------------------------------------
Payments for interest                                 $  198,045               $  131,113
Payments for income tax                               $   80,002               $  123,092

See accountant's compilation report.
The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------

                         PISMO COAST VILLAGE, INC.
                         -------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
     JUNE 30, 2009 AND 2008 (UNAUDITED) AND SEPTEMBER 30, 2008 (AUDITED)
     -------------------------------------------------------------------


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Nature of Business
------------------
Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

Inventory
---------
Inventory has been valued at the lower of cost or market on a first-in, first-out basis. Inventory is comprised primarily of finished goods in the general store and parts in the RV repair shop.

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

Concentration of Credit Risk
----------------------------
At June 30, 2009, the Company had cash deposits in excess of the $250,000 federally insured limit with Santa Lucia Bank. In the past the Company has used an Excess Deposit Insurance Bond which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. The FDIC's Temporary Transaction Account Guarantee Program provides unlimited coverage for non-interest bearing accounts until December 31, 2009. Santa Lucia Bank is participating in the Temporary Liquidity Guarantee Program which is a requirement to obtain the non-interest bearing coverage. The amount of interest bearing deposits in excess of the $250,000 federally insured limits was $271,648. It is anticipated that this cash will be used for capital expenditures by September 30, 2009.

------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2009 AND 2008 (UNAUDITED) AND SEPTEMBER 30, 2008 (AUDITED)
-------------------------------------------------------------------
PAGE 2
------


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

Advertising
-----------
The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $32,786 and $34,027 for the nine months ended June 30, 2009 and 2008, respectively. There was no advertising expense capitalized in prepaid expense.

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

------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2009 AND 2008 (UNAUDITED) AND SEPTEMBER 30, 2008 (AUDITED)
-------------------------------------------------------------------
PAGE 3
------


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

In March 2009, the FASB unanimously voted for the FASB "Accounting Standards Codification" (the "Codification") to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles ("GAAP"), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective in the third quarter of 2009, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative and we will update our disclosures accordingly.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We implemented SFAS No. 165 during the third quarter of 2009; however, there was no effect on these interim financial statements.

Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets
---------------------------------------------------------------------------
At June 30, 2009, September 30, 2008 and June 30, 2008, property and equipment included the following:

                              June 30, 2009  September 30, 2008  June 30, 2008
                              -------------  ------------------  -------------
  Land                         $ 9,994,935      $ 9,994,935       $ 9,994,935
  Building and resort
   improvements                  9,336,478        8,612,821         8,635,184
  Furniture, fixtures,
   equipment and leasehold
   improvements                    820,935          812,969           907,316
  Transportation equipment         422,938          422,938           425,938
  Construction in progress         144,057           98,723           101,629
                               -----------      -----------       -----------
                                20,719,343       19,942,386        20,065,002
  Less: accumulated
   depreciation                 (6,931,752)      (6,715,219)       (6,754,485)
                               -----------      -----------       -----------
                               $13,787,591      $13,227,167       $13,310,517
                               ===========      ===========       ===========

------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2009 AND 2008 (UNAUDITED) AND SEPTEMBER 30, 2008 (AUDITED)
-------------------------------------------------------------------
PAGE 4
------


Note 3 - Line of Credit
-----------------------
The Company renewed its revolving line of credit for $500,000, expiring March 2010. The interest rate is variable at one percent over West Coast Prime, with an initial rate of 6.00 percent at June 30, 2009. The purpose of the loan is to augment operating cash needs in off-season months. There was no outstanding amount for the line of credit at June 30, 2009 and at June 30, 2008.

Note 4 - Note Payables
----------------------
The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano. The total loan currently outstanding is $2,069,544 and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande with Santa Lucia Bank. The loan was originated on May 8, 2008. The total loan currently outstanding is $2,916,795 and financed over a period of ten years at a variable interest rate currently at 5.5%. The payments are currently $13,185 per month interest only.

Future minimum payments are as follows:


               Year Ended June 30,
               -------------------
                      2010                        $  104,153
                      2011                           109,752
                      2012                           114,977
                      2013                           121,866
                      2014                           128,437
                   Thereafter                      4,407,154
                                                  ----------
                                                  $4,986,399
                                                  ==========

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

Note 6 - Income Taxes
---------------------
The provision for income taxes is as follows:

                                     June 30, 2009      June 30, 2008
                                     -------------      -------------
          Income tax expense            $235,200           $145,800
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

------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2009 AND 2008 (UNAUDITED) AND SEPTEMBER 30, 2008 (AUDITED)
-------------------------------------------------------------------
PAGE 5
------


Note 6 - Income Taxes (Continued)
---------------------------------
The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit, and nondeductible variable costs of shareholder usage and other adjustments.

The Company records uncertain income tax positions in accordance with FASB Interpretation 48, "Accounting for Uncertain Tax Positions" (FIN 48), which clarifies SFAS 109. FIN 48 requires, among other things, the recognition and measurement of tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of June 30, 2009, the Company did not maintain any tax positions that did not meet the "more likely than not" threshold and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2005 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2004

Note 7 - Operating Leases
-------------------------
The Company leases two pieces of property to use as storage lots. One is leased under a seven-year agreement beginning March 1, 2007 for $4,802 based on the Consumer Price Index.

The second lot is located in Oceano and is leased at $2,933 per month. The lease has converted to a month-to-month lease; however the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $432 per month.

Note 7 - Operating Leases (Continued)
-------------------------------------

Future minimum lease payments under the first property lease and an obligation to lease equipment are as follows:

               Year Ended June 30,
               -------------------
                      2010                           $ 62,808
                      2011                             62,808
                      2012                             62,808
                      2013                             57,624
                      2014                             38,416
                   Thereafter                             -
                                                     --------
                                                     $284,464
                                                     ========

Rent expense under these agreements was $71,305 and $70,610 for the nine months ended June 30, 2009 and 2008, respectively.

Note 8 - Employee Retirement Plans
----------------------------------
The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company's matching portion of the 401(k) safe harbor plan was $34,881 for the nine months ended June 30, 2009. The contribution to the pension plan for the nine months ended June 30, 2008 was $31,551.

------------------------------------------------------------------------------