Form 10-K
period 2009-09-30
PISMO COAST VILLAGE INC
filed 2009-12-11
CIK 216877

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
                                  ---------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended September 30, 2009
                              ------------------
    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________ to _________

                       Commission file number 0-8463
                                              ------

                           PISMO COAST VILLAGE, INC.
            ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                   California                       95-2990441
          ---------------------------------     ---------------------
          (State or other jurisdiction of       (IRS Employer ID No.)
           incorporation or organization)

              165 South Dolliver Street, Pismo Beach, CA    93449
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


                                      1
----------------------------------------------------------------------------

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

 [ ] Large accelerated filer           [ ] Non-accelerated filer
 [ ] Accelerated filer                 [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter. $57,167,500

          (APPLICABLE ONLY TO REGISTRANT'S INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

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

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2010 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 16, 2010 are incorporated by reference into Part III.


                                      2
------------------------------------------------------------------------------

                                  FORM 10-K
                                    PART I

ITEM 1. BUSINESS

a. BUSINESS DEVELOPMENT
Pismo Coast Village, Inc., the "Registrant" or the "Company," was incorporated under the laws of the State of California on April 2, 1975. The Company's sole business is owning and operating Pismo Coast Village RV Resort, a recreational vehicle resort (hereinafter the "Resort") in Pismo Beach, California. The Resort has continued to enhance its business by upgrading facilities and services to better serve customers.

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

Pismo Coast Village RV Resort is a full-service 400 space recreational vehicle resort. Its resort operations include site rentals, RV storage business, video arcade, Laundromat, and other income sources related to the operation. The retail operations include a general store, RV parts store, and RV repair shop. In addition, the Company has a recreation department that provides a youth program and recreational equipment rentals.

PUBLIC AND SHAREHOLDER USERS
The present policy of the Company is to offer each shareholder the opportunity for 45 nights of free use of sites at the Resort, 25 nights may be used during prime time and 20 nights during non-prime time. The free use of sites by shareholders is managed by designating the nights of the year as prime time and non-prime time. A prime time night is one that is most in demand, for example, Memorial Day Weekend and the period from June 1 until Labor Day. Non-prime time is that time with the least demand. Each shareholder is furnished annually a calendar that designates the prime and non-prime time nights; it also provides a schedule of when reservations can be made and the procedure for making reservations. Shareholder's free use of sites average approximately 21% to 24% annually (refer to Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, page 9).

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


                                      3
------------------------------------------------------------------------------

COMPETITION
The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities which include 39 Channels of Satellite TV, high-speed wireless Internet service throughout the property, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service which includes RV storage and RV repair and service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In November 2007, Pismo Coast Village RV Resort was awarded the designation of 2007/2008 RV Park of the Year, Large Park Category, by the National Association of RV Parks and Campgrounds (ARVC) which has a membership of more than 3,900 properties. Pismo Coast Village RV Resort also received national Park of the Year honors in 1999, 1997, and 1995. In fiscal year 2004, Pismo Coast Village RV Resort was awarded the designation of RV Park of the Year, Mega Park Category 2004, by the California Travel Parks Association (CTPA), now known as the California Association of RV Parks and Campgrounds(CalARVC). These factors allow the Resort to price its site rental fees above most of its competition based on perceived value received.

Competition for the tourist market is strong between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's Internet web page to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $60,152 for fiscal year 2009 which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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


                                      4
------------------------------------------------------------------------------

EMPLOYEES
As of September 30, 2009, the Company employed approximately 62 people with 28 of these on a part-time basis and 34 on a full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 57 employees to 68 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION
The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing operational expenses and conducting a local comparative rate study, the Board voted not to increase RV storage, however, there was a two to five-dollar per night site rental rate increase effective October 1, 2008. It is anticipated the proposed rates will continue to market site usage at is highest value and not negatively impact the Company's ability to capture an optimum market share.

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

ITEM 2. PROPERTIES

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


                                      5
------------------------------------------------------------------------------

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

Due to the continued demand for RV storage and the denial of the aforementioned permit, the Board of Directors elected to purchase additional property. On January 11, 2006, the Company closed escrow on a six-acre property previously developed as an RV storage facility. The purchase price was $2.1 million, and included approximately 80 existing storage customers. This property had been permitted and developed the previous year, and is considered in good condition with a capacity of approximately 378 units.

On April 6, 2006, the Company purchased the 2.2 acre property in Oceano it previously rented from Union Pacific Railroad for RV storage. The purchase price was $925,000 and the condition is considered good. The lot is operating at full capacity with 190 units.

On May 9, 2008, the Company closed escrow on a 19.55 acre property in Arroyo Grande to be developed for RV storage. The purchase price was $3.1 million for the undeveloped land. The Company received a development permit through the County of San Luis Obispo Planning Commission. The property is expected to be fully developed and operating by January 1, 2010. Upon completion, storage capacity is expected to be approximately 900 units.

Funding for these acquisitions was obtained through a local lending institution with a balance owed as of September 30, 2009, of $4,974,088.

There is no deferred maintenance on any of the Resort's facilities. The Company's facilities are in good condition and adequate to meet the needs of the shareholder users as well as the public users. The Company continues to develop sufficient revenue from general public sites sales to support a continued positive maintenance program and to meet the demands of shareholders use of free sites.


                                      6
------------------------------------------------------------------------------

Management considers the Company's insurance policies offer adequate coverage for risk and liability exposure.

The Resort, RV Repair Shop and Parts Store, six storage facilities, and the undeveloped property being held, constitute substantially all the Company's property, and are owned in fee. Three storage lots are leased by the Company pursuant to the herein below described leases.

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

Associated with the previously mentioned property, and included within the fenced storage perimeter, is the lease of a ten foot by 960 foot section belonging to Union Pacific Railroad. This lease also allows for the Company's fence to encroach upon the lessor's property. This annual lease is currently $1,688, with a 3% automatic annual increase.

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

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 per month for the second year and continuing years are tied to the "CPI" index. During fiscal year 2009, lease payments were made in the amount of $35,201. Current rent payments are $2,933 and may be impacted in the future by the flood district assessment.

In March of 2006, the Company entered into a seven-year lease with Sheridan Properties LP, (formerly Vawter Investments, LP), owners of four acres the Company will utilize for RV storage. The Company developed the property and received concessions through limited free and discounted rent. The property was occupied for storage in June 2006 and stores approximately 165 units.

Lease payments are currently $4,802 per month and will escalate March 1st of each year by the Consumer Price Index (CPI). During fiscal year 2009, lease payments were made in the amount of $57,622.

The Resort leases out areas to other companies to insure that the best service and equipment are available for guest use. These areas are leased from the Company pursuant to the herein below described leases.


                                      7
------------------------------------------------------------------------------

1. RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC.
This agreement is dated November 1, 2009, and pursuant to this agreement, the Company granted Coin Amusements, Inc. the concession to operate various coin-operated game units at the Resort. The one year term expires on October 31, 2010, and continued renewal is expected without significant impact.

2. WEB SERVICE COMPANY, GOLETA, CA
The seven-year lease that expired October 31, 2009 was renewed for another seven years effective September 1, 2009. The lease grants Web Service Company the right to place and service coin-operated laundry machines on the Resort. The agreement provides that 70% of the Lessee's gross income be paid to the Company as rent. On September 10, 2009, Web replaced all 18 washers and 18 dryers with new equipment. Continued renewal is expected without significant impact.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Paragraph inapplicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

a. MARKET INFORMATION
There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company shares as Pismo Coast Investments. The last transaction the Company is aware of occurred September 14, 2009, at a price of $32,500 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

b. HOLDERS
The approximate number of holders of the Company's common stock on September 30, 2009, was 1,551.

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


                                      8
------------------------------------------------------------------------------

e. RECENT SALES OF UNREGISTERED SECURITIES: USE OF PROCEEDS FROM
   REGISTERED SECURITIES
The Company does not have sales of unregistered securities.

f. COMPANY PURCHASES OF EQUITY SECURITIES
The Company redeemed 10 shares of Common stock from a single shareholder in the second quarter of fiscal year 2008 for $280,000. At this time the stock has not been retired.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses the Company's financial condition as of September 30, 2009, compared with September 30. 2008. The discussion should be read in conjunction with the audited consolidated financial statement and the related notes to the financial statement and the other financial information included elsewhere in this Form 10-K.

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

OVERVIEW
Pismo Coast Village, Inc. operates as a 400 space recreational vehicle resort. The Corporation includes additional business operations to provide its users with a full range of services expected of a recreational resort. These services include a store, video arcade, Laundromat, recreational vehicle repair, RV parts shop and an RV storage operation.

The Corporation is authorized to issue 1,800 shares, of one class, all with equal voting rights and all being without par value. Transfers of shares are restricted by Company bylaws. One such restriction is that transferees must acquire shares with intent to hold the same for the purpose of enjoying camping rights and other benefits to which a shareholder is entitled. Each share of stock is intended to provide the shareholder with the opportunity for 45 nights of free site use per year. However, if the Corporation is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

Management is charged with the task of developing sufficient funds to operate the Resort through site sales to general public guests by allocating a minimum of 175 sites to general public use and allocating a maximum of 225 sites for shareholder free use. The other service centers are expected to generate sufficient revenue to support themselves and/or produce a profit.


                                      9
------------------------------------------------------------------------------

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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Site occupancy for fiscal year 2009 was down slightly due to weather and fifty-one sites being closed for three months due to construction. Occupancy projections look strong and equal to last year at the beginning of fiscal year 2010. Revenues from ancillary operations such as the RV service, arcade, laundromat, and bike rental, with the exception of the General Store, are flat to slightly down at year end. Management feels any significant revenue downturn is directly related to the economy, and this trend will continue well into fiscal year 2010.

RV storage continues strong demand with a waiting list in anticipation of the new RV storage property projected to open by January 1, 2010. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

After years with no debt, the Board of Directors approved expansion of the RV storage program and understood this investment would require substantial financing. Management has made it a high priority to effect timely construction and successful marketing in order to maximize return on this investment.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in 2008 the resort was the only industry rated "A" park in California for customer satisfaction based on internet visitor surveys collected nationally by Guest Reviews.

The Company's commitment to quality, value, and enjoyment, is underscored by the business's success due to word of mouth and referrals from guests. In addition, investment for online marketing, ads in the two leading national directories, and trade magazine advertising formulates most of the business marketing plan.

CURRENT OPERATING PLANS
The Board of Directors continues its previously established policy by adopting a stringent conservative budget for fiscal year 2010, which projects a positive cash flow of approximately $1,137,684 from operations. This projection is based on paid site occupancy remaining even with fiscal year 2009 and receiving new storage customers at a moderate rate. While the Company projects a positive cash flow, this cannot be assured for fiscal year 2010.


                                      10
------------------------------------------------------------------------------

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

Net cash provided by operating activities totaled $1,257,629 in 2009, compared to $621,900 in 2008, due to increased net income, decrease in prepaid income taxes, and increase in income taxes payable.

During fiscal year 2009, cash investments of $884,275 included upgrading 51 campsites, renovating the pool facility, upgrading the switchgear for incoming electric, and road paving. During fiscal year 2008, cash investments of $3,469,043 included purchasing 19.55 acres to develop as RV storage, upgrading thirty-two RV campsites, road paving, new awnings in the resort's Square area, mini-golf upgrade, and rental bikes. As of September 30, 2009, the Company carried a debt of $4,974,088 as a result of acquiring the three RV storage properties.

With the possibility of requiring additional funds for planned capital improvements and the winter season, the Company maintains a $500,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal year 2009's current ratio (current assets to current liabilities) of
1.51 increased from fiscal year 2008's current ratio of 1.14. The increase in current ratio is the result of an increase in cash and cash equivalents, increase in prepaid expenses, increase in inventory, increased current portion of long-term debt, and a decrease in rental deposits.

Working Capital increased to $665,001 at the end of fiscal year 2009, compared with $218,241 at year end fiscal year 2008. This increase is primarily a result of increased net income, cash and cash equivalents, and inventory.


                                      11
------------------------------------------------------------------------------

CAPITAL RESOURCES AND PLANNED EXPENDITURES
The Company plans capital expenditures up to $767,000 in fiscal year 2010 to further enhance the Resort facilities and services. This would include development of a new RV storage property, road paving on the resort, Web page redesign, WiFi upgrade, and a tow vehicle. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR TO YEAR COMPARISON

Revenue: Operating revenue, interest and other income increased over the prior fiscal year ended September 30, 2008, by $281,096, or 5.0%.

                              REVENUE BY SEGMENT
                              ------------------

                                      2009                 2008
                                   ----------           ----------
          OCCUPANCY
          ---------
          % of Shareholder Site Use     23.8%                24.0%
          % of Paid Site Rental         52.0%                52.6%
          % Total Site Occupancy        75.8%                76.7%
          % of Storage Rental           99.0%                95.1%
          Average Paid Site        $    45.54           $    41.17

          RESORT OPERATIONS
          -----------------
          Site Rental              $3,459,464           $3,165,027
          Storage Operations        1,149,407            1,117,443
          Support Operations          147,719              161,685
                                   ----------           ----------
            Total                   4,756,590            4,444,155

          RETAIL OPERATIONS
          -----------------
          Store                       682,038              714,450
          RV Repair/Parts store       421,904              425,451
                                   ----------           ----------
            Total                   1,103,942            1,139,901

          INTEREST INCOME              14,898               10,278
          OTHER INCOME                    -                    -
                                   ----------           ----------
         TOTAL REVENUE             $5,875,430           $5,594,334
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


                                      12
------------------------------------------------------------------------------

2009 COMPARED WITH 2008
Resort operations income increased $312,435, or 7.0%, primarily due to site rental and storage activity. Site rate increases added $294,437, or 9.3%, more site revenue than the previous year. RV storage and spotting activity added $31,964, or 1.0%, over the previous year.

The increase in RV storage activity is a reflection of additional business following the Company's purchase of more storage property in 2006. Occupancy projections for site rental and RV storage continue to look strong as the local region enjoys mild weather and an ongoing positive trend of outdoor recreation and camping.

Retail operations income decreased $35,959, or 3.2%, due to a $32,412, or 4.5%, decrease in the General Store business. Additionally, the RV Service operation decreased $3,546, or 0.8%, below the previous year. Management feels this decrease in retail activity is a reflection on the current economy and resort visitors are more selective on purchases. In an effort to maximize revenue, management continues to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service.

Interest and Other Income increased $4,620, or 45.0%, above the previous year as a result of an increase in cash and cash equivalents. Reserves are maintained in preparation for capital expenditure projects to improve the Resort's facilities and services.

Operating Expenses increased $77,778, or 2.1%, as a result of labor and road repairs. Maintaining a conservative approach, most expense items were managed well below Plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Interest Expense increased from $200,844 in fiscal year 2008 to $264,511 in 2009. This 31.7% increase was due to financing the RV storage properties and reflecting a full year of financing for the property purchased in May 2008.

Income before provision for income taxes of $1,072,885, a 28.5% increase above last year, is reflective of the Company's increase in Resort Operations income, decrease in cost of goods sold, and an increase in interest income.

Net income of $592,485 for fiscal year 2009 shows an increase of $143,153, or 31.8%, above a net income of $449,332 the previous year. This increase in net income is a reflection of increased Resort Operations income.

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


                                      13
------------------------------------------------------------------------------

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


                                      14
------------------------------------------------------------------------------

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                      15
------------------------------------------------------------------------------

                       REPORT OF INDEPENDENT REGISTERED
                       --------------------------------
                            PUBLIC ACCOUNTING FIRM
                            ----------------------



To the Board of Directors and
Stockholders of Pismo Coast Village, Inc.
Pismo Beach, California

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (a California corporation) as of September 30, 2009 and 2008, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                       BROWN ARMSTRONG PAULDEN
                                       McCOWN STARBUCK THORNBURGH & KEETER
                                       ACCOUNTANCY CORPORATION


Bakersfield, California
December 3, 2009


                                      16
------------------------------------------------------------------------------

                          PISMO COAST VILLAGE, INC.
                          -------------------------
                                BALANCE SHEETS
                                --------------
                         SEPTEMBER 30, 2009 AND 2008
                         ---------------------------

                                                     2009           2008
                                                  -----------    -----------
                                    ASSETS
                                    ------
Current Assets
--------------
Cash and cash equivalents                         $ 1,672,045    $ 1,253,540
Investment in certificate of deposit                                  93,819
Accounts receivable                                    21,908         43,298
Inventory                                             132,154        116,967
Current deferred taxes                                 74,100         63,400
Prepaid income taxes                                                 189,800
Prepaid expenses                                       61,491         19,441
                                                  -----------    -----------
 Total current assets                               1,961,698      1,780,265

Pismo Coast Village Recreational
--------------------------------
 Vehicle Resort and Related Assets - Net           13,816,035     13,227,167
 ---------------------------------------

Other Assets                                           35,844         40,236
------------                                      -----------    -----------
 Total Assets                                     $15,813,577    $15,047,668
                                                  ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities
-------------------
Accounts payable and accrued liabilities          $   180,921    $   178,270
Accrued salaries and vacation                         185,246        155,041
Rental deposits                                       767,488        784,152
Income taxes payable                                   51,000
Current portion of long-term debt                     112,042         68,004
                                                  -----------    -----------
 Total current liabilities                          1,296,697      1,185,467

Long-Term Liabilities
---------------------
Long-term deferred taxes                              491,100        336,200
N/P Santa Lucia Bank                                4,862,046      4,954,752
                                                  -----------    -----------
 Total Liabilities                                  6,649,843      6,476,419
                                                  -----------    -----------

Stockholders' Equity
--------------------
Common stock - no par value, 1,800 shares
 issued, 1,790 shares outstanding                   5,616,332      5,616,332
Retained earnings                                   3,547,402      2,954,917
                                                  -----------    -----------
 Total stockholders' equity                         9,163,734      8,571,249
                                                  -----------    -----------
 Total Liabilities and
 Stockholders' Equity                             $15,813,577    $15,047,668
                                                  ===========    ===========

The accompanying notes are an integral part of these financial statements.


                                      17
------------------------------------------------------------------------------

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
                  ------------------------------------------
                    YEARS ENDED SEPTEMBER 30, 2009 AND 2008
                    ---------------------------------------

                                                      2009        2008
                                                   ----------  ----------
Income
------
Resort operations                                  $4,756,590  $4,444,155
Retail operations                                   1,103,942   1,139,901
                                                   ----------  ----------
 Total income                                       5,860,532   5,584,056
                                                   ----------  ----------

Costs and Expenses
------------------
Operating expenses                                  3,726,178   3,648,400
Cost of goods sold                                    516,449     583,912
Depreciation                                          294,143     294,462
                                                   ----------  ----------
 Total costs and expenses                           4,536,770   4,526,774
                                                   ----------  ----------

Income from operations                              1,323,762   1,057,282

Other Income (Expense)
----------------------
Interest/dividend income                               14,898      10,278
Interest expense                                     (264,511)   (200,844)
Loss on Disposal of Assets                             (1,264)    (31,692)
Casualty income
                                                   ----------  ----------
 Total other income (expense)                        (250,877)   (222,258)
                                                   ----------  ----------

Income Before Provision
-----------------------
 for Income Taxes                                   1,072,885     835,024
 ----------------

Income Tax Expense                                    480,400     385,692
------------------                                 ----------  ----------

Net Income                                            592,485     449,332
----------

Retained Earnings -
-------------------
 Beginning of Year                                  2,954,917   2,754,209
 -----------------                                 ----------  ----------

Redemption of Stock                                              (248,624)
-------------------

Retained Earnings -
-------------------
 End of Year                                       $3,547,402  $2,954,917
 -----------                                       ==========  ==========

Net Income Per Share                               $   331.00  $   251.02
--------------------                               ==========  ==========

The accompanying notes are an integral part of these financial statements.


                                      18
------------------------------------------------------------------------------

                          PISMO COAST VILLAGE, INC.
                          -------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                    YEARS ENDED SEPTEMBER 30, 2009 AND 2008
                    ---------------------------------------

                                                       2009        2008
                                                    ----------  ----------
Cash Flows From Operating Activities
------------------------------------
Net income                                          $  592,485  $  449,332
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
Depreciation                                           294,143     294,462
Deferred income tax                                    144,200      71,500
Loss on disposal of fixed assets                         1,264      31,692
Decrease/(Increase) in accounts receivable              21,390      (8,055)
(Increase) in inventory                                (15,187)     (7,681)
(Increase)/Decrease in prepaid expenses                (42,050)      4,964
Decrease/(Increase) in prepaid income taxes            189,800    (189,800)
Decrease/(Increase) in other assets                      4,392     (20,260)
Increase in accounts payable
 and accrued liabilities                                 2,651      56,260
Increase/(Decrease) in accrued salaries
 and vacation                                           30,205      (2,423)
(Decrease)/Increase in rental deposits                 (16,664)     21,009
Increase (Decrease) in income taxes payable             51,000     (79,100)
                                                    ----------  ----------
 Total adjustments                                     665,144     172,568
                                                    ----------  ----------
Net cash provided by operating
 activities                                          1,257,629     621,900
                                                    ----------  ----------

Cash Flows From Investing Activities
------------------------------------
Maturities of certificate of deposit                    93,819       4,867
Investment in certificate of deposit                               (93,819)
Capital expenditures                                  (884,275) (3,469,043)
                                                    ----------  ----------
 Net cash used in investing activities                (790,456) (3,557,995)
                                                    ----------  ----------

Cash Flows From Financing Activities
------------------------------------
Redemption of stock                                               (280,000)
Borrowings on long-term debt                                     2,916,795
Principal repayments of note payable                   (48,668)    (32,501)
                                                    ----------  ----------
 Net cash used in financing activities                 (48,668)  2,604,294
                                                    ----------  ----------
Net increase (decrease) in cash
 and cash equivalents                                  418,505    (331,801)

Cash and Cash Equivalents -
---------------------------
 Beginning of Year                                   1,253,540   1,585,341
 -----------------                                  ----------  ----------

Cash and Cash Equivalents -
---------------------------
 End of Year                                        $1,672,045  $1,253,540
 -----------                                        ==========  ==========

Schedule of Payments of Interest and Taxes
------------------------------------------
Cash paid for income tax                            $  170,077  $  460,000
Cash paid for interest                              $  264,511  $  200,844

The accompanying notes are an integral part of these financial statements.


                                      19
------------------------------------------------------------------------------

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                          SEPTEMBER 30, 2009 AND 2008
                          ---------------------------


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

F.  Concentration of Credit Risk
    ----------------------------
At September 30, 2009, the Company had cash deposits in excess of the $250,000 federally insured limit with Santa Lucia Bank of $1,461,423, however, in the past the Company has used an Excess Deposit Insurance Bond which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. The FDIC's Temporary Transaction Account Guarantee Program provides unlimited coverage for non-interest bearing accounts until December 31, 2009. Santa Lucia Bank is participating in the Temporary Liquidity Guarantee Program which is a requirement to obtain the non-interest bearing coverage.


                                      20
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2009 AND 2008
---------------------------
PAGE 2
------


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

I.  Advertising
    -----------

The Company follows the policy of charging the costs of non-direct response advertising to expense as incurred. Advertising expense was $60,152 and $60,866 for the years ended September 30, 2009 and 2008, respectively.

J.  New Accounting Pronouncements
    -----------------------------

"Standards Adopted":

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The Company has adopted the new standard beginning the first quarter of 2008. In accordance with FASB Accounting Standards Codification (ASC) effective for years ending after September 15, 2009, SFAS 157 is now FASB ASC 820.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and liabilities - Including an amendment of FASB statement No. 115". SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the "fair value option"). Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company has adopted the new standard beginning the first quarter of 2008. In accordance with FASB Accounting Standards Codification (ASC) effective for years ending after September 15, 2009, SFAS 159 is now FASB ASC 825.


                                      21
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2009 AND 2008
---------------------------
PAGE 3
------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------


New Accounting Pronouncements (Continued)
-----------------------------------------

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which expands the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognized and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We may experience a financial statement impact depending on the nature and extent of any new business combinations entered into after the effective date of SFAS No. 14
(R); however, none are expected at this time. In accordance with FASB Accounting Standards Codification (ASC) effective for years ending after September 15, 2009, SFAS 141(R) is now FASB ASC 805.

In December 2007, FASB issued SFAS No. 160, which amends Accounting Research Bulletin (ARB) No. 51 and (1) establishes standards of accounting and reporting on noncontrolling interests in consolidated statements, (2) provides guidance on accounting for changes in the parent's ownership interest in a subsidiary, and (3) establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. The amendments to ARB No. 51 made by SFAS No. 160 are effective for fiscal years (and interim period within those years) beginning on or after December 15, 2008. The Company does not expect the adoption of this statement to have an impact on its financial statements. In accordance with FASB Accounting Standards Codification (ASC) effective for years ending after September 15, 2009, SFAS 160 is now FASB ASC 810.

In January 2008, the SEC issued Staff Accounting Bulletin (SAB) No. 110, which amends SAB No. 107. In March 2005, the SEC issued Staff Accounting Bulletin
(SAB) No. 107 in which, among other matters, the Staff expressed its views regarding the valuation of share-based payment arrangements. Specifically, SAB No. 107 provided a simplified approach for estimating the expected term of a "plain vanilla" option, which is required for application of the Black-Scholes-Merton model (and other models) for valuing share options. At this time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before March 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data do become widely available. The Company does not expect the effects of this bulletin to have any affect on its financial statements. In accordance with FASB Accounting Standards Codification (ASC) effective for years ending after September 15, 2009, SAB No. 110 is now FASB ASC 718.


                                      22
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2009 AND 2008
---------------------------
PAGE 4
------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

New Accounting Pronouncements (Continued)
-----------------------------------------
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the effects of this bulletin to have any affect on its financial statements. In accordance with FASB Accounting Standards Codification (ASC) effective for years ending after September 15, 2009, SFAS 161 is now FASB ASC 815.

In April 2009, the FASB issued authoritative guidance which requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption of this authoritative guidance did not have a material impact on our financial statements. We have expanded our disclosures accordingly. (See Note 5 to the unaudited financial statements.)

In May 2009, the FASB issued authoritative guidance, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We implemented this guidance in fiscal 2009 and expanded our disclosures accordingly.

In June 2009, the FASB approved the FASB Accounting Standards Codification
(ASC), which after its effective date of July 1, 2009 is the single source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles
(GAAP). The Codification reorganizes all previous U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing standards that were used to create the Codification are now superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification' s structural organization. The adoption of this authoritative guidance did not have a material impact on our financial statements. We have updated our disclosures accordingly.


                                      23
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2009 AND 2008
---------------------------
PAGE 5
------


NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS
---------------------------------------------------------------------------

At September 30, 2009 and 2008, property and equipment included the following:

                                                 2009          2008
                                             -----------   -----------
      Land                                   $10,085,915   $ 9,994,935
      Building and park improvements           9,344,007     8,612,821
      Furniture, fixtures, equipment
        and leasehold improvements               803,373       812,969
      Transportation equipment                   422,938       422,938
      Construction in progress                   144,057        98,723
                                             -----------   -----------
                                              20,800,290    19,942,386
      Less: accumulated depreciation          (6,984,255)   (6,715,219)
                                             -----------   -----------
                                             $13,816,035   $13,227,167
                                             ===========   ===========

NOTE 3 - LINE OF CREDIT
-----------------------

The Company has a revolving line of credit for $500,000 with Santa Lucia Bank, expiring March 2010. The interest rate is variable at one percent over West Coast Prime with an initial rate of 6.00 percent at September 30, 2009. The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of September 30, 2009 or 2008.

NOTE 4 - NOTE PAYABLE
---------------------

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano, California. The total loan currently outstanding is $2,057,293 and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande with Santa Lucia Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,916,795 and financed over a period of ten years at a variable interest rate currently at 5.5%. The payments are currently $17,723 per month interest and principal.

Principal payments of the note payable are as follows:

            Year Ending September 30,
            -------------------------
                      2010                      $  112,042
                      2011                         110,864
                      2012                         116,138
                      2013                         123,100
                      2014                         129,736
                   Thereafter                    4,382,208
                                                ----------
                                                $4,974,088
                                                ==========


                                      24
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2009 AND 2008
---------------------------
PAGE 6
------


NOTE 5 - FAIR VALUE MEASUREMENTS
--------------------------------

Effective July 1, 2008, the Company adopted FASB Statement No. 157, "Fair Value Measurements" (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FAS 157 are described below:

  Level 1   Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

  Level 2   Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

  Level 3   Unobservable inputs reflecting the Company's own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, and accounts payable. The fair values of cash and cash equivalents, trade receivables, and accounts payable approximate their carrying values due to the short-term nature of these instruments.

Fair values of assets and liabilities measured on a recurring basis at September 30, 2008 and 2009 are as follows:

                                      Fair Value Measurements at Reporting
Date Using:
                                    ------------------------------------------------
                                          Quoted Prices
                                            in Active     Significant
                                           Markets for        Other   Significant
                                            Identical      Observable Unobservable
                                       Assets/Liabilities    Inputs     Inputs
                           Fair Value       (Level 1)       (Level 2)   (Level3)
                           ----------  ------------------  ---------- ------------
September 30, 2009
------------------
Notes Payable              $4,974,088  $        -          $4,974,088   $   -

                           ----------  ------------------  ---------- ------------

Total Liabilities          $4,974,088  $        -          $4,974,088   $   -

                           ==========  ==================  ========== ============

September 30, 2008
------------------

Certificates of Deposit    $   93,819  $        -          $   93,819   $   -

                           ----------  ------------------  ---------- ------------

Total Assets               $   93,819  $        -          $   93,819   $   -

                           ==========  ==================  ========== ============

Notes Payable              $5,022,766  $        -          $5,022,766   $   -

                           ----------  ------------------  ---------- ------------

Total Liabilities          $5,022,766  $        -          $5,022,766   $   -

                           ==========  ==================  ========== ============


                                          25
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2009 AND 2008
---------------------------
PAGE 7
------


NOTE 6 - COMMON STOCK
---------------------

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

NOTE 7 - INCOME TAXES
---------------------

The provision for income taxes is as follows:

                                      2009           2008
                                    --------       --------
            Current:
             Federal                $261,000       $262,492
             State                   105,200         86,400
                                    --------       --------
                                     366,200        348,892
            Deferred:
             Federal                 111,700         37,200
             State                     2,500           (400)
                                    --------       --------
                                    $480,400       $385,692
                                    ========       ========

The deferred tax assets (liabilities) are comprised of the following:

                                         2009                  2008
                                 --------------------   --------------------
                                  Current   Long-term    Current   Long-term
                                 ---------  ---------   ---------  ---------
   Deferred tax assets:
    Federal                      $  69,300  $    -      $  59,200  $    -
    State                            4,800       -          4,200       -
   Deferred tax liabilities:
    Federal                                  (441,800)              (292,000)
    State                                     (49,300)               (44,200)
                                 ---------  ---------   ---------  ---------
                                 $ 74,100   $(491,100)  $  63,400  $(336,200)
                                 =========  =========   =========  =========


                                      26
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2009 AND 2008
---------------------------
PAGE 8
------


NOTE 7 - INCOME TAXES (Continued)
---------------------------------

The deferred tax assets (liabilities) consist of the following temporary differences:

                                                2009        2008
                                             ---------   ---------
   Depreciation                              $(491,100)  $(336,200)
                                             ---------   ---------
     Total gross deferred
      tax liabilities                         (491,100)   (336,200)
                                             ---------   ---------
   Vacation accrual                             23,200      20,400
   Federal benefit of state taxes               50,900      43,000
                                             ---------   ---------
      Total gross deferred tax assets           74,100      63,400
                                             ---------   ---------
                                             $(417,000)  $(272,800)
                                             =========   =========

The effective income tax rate varies from the statutory federal income tax rate as follows:

                                                             2009    2008
                                                             -----   -----
   Statutory federal income tax rate                         34.0%   34.0%
   Increase (decrease):
     State income taxes, net of federal benefit               6.6     6.8
     Nondeductible variable costs of shareholder usage        4.6     5.4
     Other miscellaneous adjustments                         (0.4)   (0.1)
                                                             -----   -----
     Effective Income Tax Rate                               44.8%   46.1%
                                                             =====   =====

The Company uses the asset-liability method of computing deferred taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate. The Company has not recorded a valuation allowance for deferred tax assets since the benefit is expected to be realized in the following year. In accordance with FASB Accounting Standards Codification (ASC) effective for years ending after September 15, 2009, SFAS 109 is now FASB ASC 740.

The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit, nondeductible variable costs of shareholder usage and other adjustments.


                                      27
------------------------------------------------------------------------------


PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2009 AND 2008
---------------------------
PAGE 9
------


NOTE 7 - INCOME TAXES (Continued)
---------------------------------

ASC 740 also requires, among other things, the recognition and measurement of tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of September 30, 2009, the Company did not maintain any tax positions that did not meet the "more likely than not" threshold and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2006 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2005.

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

Future minimum lease payments under the second property lease and the obligation to lease equipment are as follows:

<TABLE
           Year Ended September 30,
           ------------------------
                     2010                  $ 62,808
                     2011                    62,808
                     2012                    61,512
                     2013                    57,624
                     2014                    24,010
                  Thereafter                    -
                                           --------
                                           $268,762
                                           ========

Rent expense under these agreements was $94,511 and $93,815 for the years ended September 30, 2009 and 2008, respectively.

NOTE 9 - EMPLOYEE RETIREMENT PLANS
----------------------------------

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan, for the years ended September 30, 2009 and 2008, is $48,021 and $44,818, respectively.


                                      28
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2009 AND 2008
---------------------------
PAGE 10
-------


NOTE 10 - OPERATING EXPENSES
----------------------------

Operating expenses for the years ended September 30, 2009 and 2008 consisted of the following:

                                             2009             2008
                                         -----------      -----------
          Administrative salaries        $   401,003      $   365,220
          Advertising and promotion           60,152           60,866
          Auto and truck expense             109,954          126,561
          Bad debts                           19 091               49
          Contract services                   67,654           70,868
          Corporation expense                 57,919           49,435
          Custodial supplies                  25,595           19,836
          Direct labor                     1,355,347        1,265,985
          Employee travel and training        20,873           20,834
          Equipment lease                      5,962            5,371
          Insurance                          282,360          330,146
          Miscellaneous                       33,752           43,623
          Office supplies and expense         52,878           59,046
          Payroll tax expense                142,359          144,051
          Payroll service                      8,506            8,801
          Pension plan match                  48,021           44,818
          Professional services               91,299           98,909
          Property taxes                     124,132          144,635
          Recreational supplies                4,761            8,621
          Rent - storage lots                 94,511           93,815
          Repairs and maintenance            170,490          132,458
          Retail operating supplies            9,416            9,018
          Security                             3,924            3,700
          Service charges                    104,153           96,355
          Taxes and licenses                   7,318           10,169
          Telephone                           30,543           33,605
          Uniforms                            21,135           17,235
          Utilities                          373,070          384,370
                                         -----------      -----------
           Total Operating Expenses      $ 3,726,178      $ 3,648,400
                                         ===========      ===========


                                      29
------------------------------------------------------------------------------

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------
                           ON ADDITIONAL INFORMATION
                           -------------------------



To the Board of Directors and
Stockholders of Pismo Coast Village, Inc.
Pismo Beach, California


Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2009 and 2008 appears on page 3. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of income (unaudited) for the three months ended September 30, 2009 and 2008 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.



                                       BROWN ARMSTRONG PAULDEN
                                       McCOWN STARBUCK THORNBURGH & KEETER
                                       ACCOUNTANCY CORPORATION


Bakersfield, California
December 3, 2009


                                      30
------------------------------------------------------------------------------

                          PISMO COAST VILLAGE, INC.
                          -------------------------
                       STATEMENTS OF INCOME (UNAUDITED)
                       --------------------------------
                THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                ----------------------------------------------

                                               2009                 2008
                                            ----------           ----------
Income
------
Resort operations                           $1,537,356           $1,457,346
Retail operations                              358,994              361,472
                                            ----------           ----------
 Total income                                1,896,350            1,818,818

Costs and Expenses
------------------
Operating expenses                           1,113,445            1,066,800
Cost of goods sold                             172,517              182,546
Depreciation                                    74,315               72,398
                                            ----------           ----------
 Total costs and expenses                    1,360,277            1,321,744
                                            ----------           ----------

Income from operations                         536,073              497,074

Interest income                                  4,926                2,011
Interest expense                               (66,466)             (69,731)
(Loss)/Gain on sale of fixed assets             (1,264)             (31,692)
                                            ----------           ----------
 Total other income (expense)                  (62,804)             (99,412)
                                            ----------           ----------

Income Before Provision for Income Taxes       473,269              397,662
----------------------------------------

Provision for Tax Expense                      245,200              239,892
-------------------------                   ----------           ----------

Net Income                                  $  228,069           $ 157,770
----------                                  ==========           ==========

Earnings Per Share                          $   127.41           $    88.14
------------------                          ==========           ==========


                                      31
------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer (who is our principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2009 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures were effective as of such date.

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


                                      32
------------------------------------------------------------------------------

As of September 30, 2009, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of September 30, 2009.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Inapplicable.


                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

a. The Company's Directors were chosen at the Shareholder's Annual Meeting held January 17, 2009. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

LOUIS BENEDICT, Director                                               Age 82
Louis Benedict served in the U. S. Navy from 1944 to 1946, and again during the Korean War, from 1952 to 1953. He attended the University of Southern California, majoring in electrical engineering, and following that earned a
B. S. degree in electrical engineering at the University of Colorado. Mr. Benedict was employed from 1957 to 1962 as a project engineering manager with Lockheed Missiles and Space, from 1962 to 1964 as a vice president with William A. Revelle Corporation, and from 1964 to 1966 as an engineering section manager with Lockheed Missiles and Space. From 1966 to 1975, he was employed as the director of subcontract administration with Litton Industries, from 1975 to 1994 as vice president of contract administration for Datametrics Corporation, and from 1994 until his retirement in 1998 as a consultant in the field of U. S. defense contracts administration. Mr. Benedict has served on the Board of Directors since November 2002.


                                      33
------------------------------------------------------------------------------

KURT BRITTAIN, Director and Vice President - Secretary                  Age 79
After his Marine Corps service, Mr. Brittain was employed for more than thirty-three years by Orange County, California, prior to his retirement in 1986. His background includes public works, flood control and manager of the county's harbors, beaches and parks system. He was in charge of three harbors, seven beaches and more than twenty-six parks, three of which were camping parks. He has completed extension courses in business administration, management, recreation and real estate. Mr. Brittain has been a member of the Board from March 1990 to July 1999 and from January 2002 to present, serving one year as Vice President - Administration and five years as Executive Vice President. He is currently serving an eighth year as Vice President - Secretary.

HARRY BUCHAKLIAN, Director                                              Age 77
Harry Buchaklian has a B.A. degree from C.S.U.F. in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College and technical supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He has been a member of the Board from March 1981 to January 1992 and from September 1995 to present, serving one year as Executive Vice President, and as a chairman of the Policy and Audit Committees. Mr. Buchaklian is currently chairman of the Environmental, Health and Safety Advisory Committee.

RODNEY ENNS, Director                                                   Age 56
Rodney Enns has a B. S. in computer engineering from California State University, Fresno, and a secondary math teaching credential from the state of California. He was president, owned and operated, Ennsbrook Ent., an incorporated poultry enterprise, from 1975 to 1995. Mr. Enns then worked as an electrical engineer at Voltage Multiplers, Inc., and was promoted to senior engineer before leaving in August 2005. He is currently teaching high school mathematics at Mission Oak High School in Tulare, California. He has been a member of the Board of Directors since November 2007.

DOUGLAS EUDALY, Director                                                Age 78
Douglas Eudaly has an associate of arts degree from Fresno City College in elementary education, and a bachelor's degree in elementary education from Fresno State College. He has done doctoral studies at Nova University in Ft. Lauderdale, Florida, and received a Ph.D. from Clayton Theological Institute in Clayton, California. He holds life teaching credentials for elementary and junior high schools, and administrative credentials for preschool through adult school. In 1991 Dr. Eudaly retired from the Fresno Unified School District with thirty-one years of service credit--the last five years as program director for the Disability Awareness Program. He was president of the Fresno Teachers' Association in 1970-1971, as well as chairman of the district's negotiating council and served one term as chief negotiator. He served three years as president of the board of directors for Friendship Center for the Blind, and as chairman of several advisory committees for food banks and other nonprofit organizations. He served more than three years as the deacon chairman at the Evangelical Free Church of Fresno. Dr. Eudaly has served on the Board since January 2002.


                                      34
------------------------------------------------------------------------------

WILLIAM FISCHER, Director                                               Age 76
William (Bill) Fischer and his spouse Joy reside in Simi Valley. He served four years in the U. S. Air Force during the Korean War. He is a graduate of California State University, Northridge, with a B. S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company's corporate office as an accounting supervisor. Texaco, Inc. acquired Getty Oil in 1985, and he was promoted to Manager of Benefits Plan's Accounting. Mr. Fischer was responsible for the Savings/Thrift, 401-K, and ESOP Plans administration until 1989 when he elected early retirement. He was a financial consultant to various companies until 2006. Mr. Fischer also was active in residential real estate from 1989 to 1997, and currently has an active real estate broker's license. He is a member of the Veterans of Foreign Wars, Elks, Moose, and Knights of Columbus organizations. He looks forward to contributing his financial background to the Board. Mr. Fischer has been on the Board since January 2002.

WAYNE HARDESTY, Director                                                Age 75
Wayne Hardesty graduated from Arizona State University in 1955. He was commissioned an Ensign from the Naval Office Candidate School in Newport, Rhode Island in 1956, and was immediately assigned to the Navy Area Audit Office in Los Angeles for duty at U.S.C. and General Dynamics-Pomona. He entered civil service in 1959, and remained with the Audit Office until 1973, at which time he became a price analyst for the U. S. Air Force at Norton Air Force Base working on the Minuteman Project. Mr. Hardesty received his MBA from Southern Illinois University in 1980. He retired from civil service in 1988 and became self-employed, primarily in tax preparation for both individual and business returns. He became a licensed Enrolled Agent in 1989 and currently operates Hardesty Financial Services in Ontario, California. Mr. Hardesty has been a member of the Board since September 2008.

R. ELAINE HARRIS, Director                                              Age 71
R. Elaine Harris retired in 1990 from Pacific Telephone with thirty-one year's service, starting in the business office, then advancing to facility administrator the last ten years of that time. She was active with the Jaycettes Club and has worked on several political campaigns. She is now enjoying retirement and feels very blessed serving on the Board since January 2000. She is looking forward to continuing serving the shareholders.

DENNIS HEARNE, Director                                                 Age 71
Dennis Hearne holds an A.A. degree in business administration from Hartnell Junior College. He served two years in the Navy. Prior to retirement, he was employed in a family agriculture business, L. A. Hearne Company, located in the Salinas Valley for thirty-seven years, and presently serves as the company's chairman of the board. Mr. Hearne has also served on the board of directors of the California Feed and Grain Association in Sacramento and the California Crop Improvement Association in Davis. He is a member of Knights of Columbus, serving as treasurer and financial secretary for fifteen years. Mr. Hearne is a volunteer fireman with thirty-five years service in King City, and is the fire department's treasurer. He has been a member of the Board of Directors since September 2006.

GLENN HICKMAN, Director and Executive Vice President                    Age 76
Glenn Hickman has a B.A. in business and a secondary teaching credential from Fresno State University. His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal Resources, a subsidiary of Shell Oil Company. Mr. Hickman has been a member of the Board since July 1999 and is currently serving an eighth year as Executive Vice President.


                                      35
------------------------------------------------------------------------------

TERRIS HUGHES, Director                                                 Age 60
Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in police science. He was employed by Cal Resources LLC for twenty-three years, from 1973 to 1997, holding the position of senior training technician for the last ten years of that time. He is currently employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties are to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. Mr. Hughes has been a member of the Board since January 1996 and served one year as Vice President - Policy.

GARRY NELSON, Director                                                  Age 59
Garry Nelson is the President and General Manager of Vintage Nurseries, which specializes in grapevines and pomegranates. A graduate of Cal Poly San Luis Obispo, Mr. Nelson has been involved in agriculture for more than thirty-six years. Prior to his employment at Vintage Nurseries, he was vice president and chief operating officer for Belridge Farms for many years. Mr. Nelson has served on the Shafter City Council for the past seventeen years, serving as mayor for six of those years, and was recently reelected for a fifth four-year term. He has also served on the board of Bakersfield Memorial Hospital Foundation and on numerous agricultural industry boards. Mr. Nelson has served on the Board since November 2008.

RONALD NUNLIST, Director and Vice President - Operations                Age 71
Ronald Nunlist was employed in the oil business for many years. From 1995 to 1997, he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. From 1997 until his retirement in 1999, Mr. Nunlist was employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations. Mr. Nunlist presently serves as a planning commissioner for the City of Shafter, California. He has been a member of the Board since January 1986, serving five years as President, and is currently serving an eighth year as Vice President - Operations.

GEORGE PAPPI, JR., Director                                             Age 47
Mr. Pappi's current occupation is as a fire claims representative for State Farm Insurance. Other positions held during his twenty years of employment with State Farm Insurance include office manager, property and bodily injury adjustor, fire and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California, and is actively involved in local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004.

JERALD PETTIBONE, Director and President                                Age 83
Jerry Pettibone sold and retired from his company, Pettibone Signs, in Santa Cruz in 1988. He started the company which operated statewide in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985 and 1986. He served on the board of directors of the California Electric Sign Association for twenty-two years and was elected a director emeritus. He has been a member of the Board since January 1993, including three years as Chief Financial Officer, and is currently serving a thirteenth year as President.


                                      36
------------------------------------------------------------------------------

DWIGHT PLUMLEY, Nominee                                                 Age 56
Dwight Plumley attended College of the Sequoias studying electronic engineering and construction real estate. In 1973, he started in the produce equipment industry working for Packers Manufacturing Inc. as a service and installation supervisor. In 1979, he became employed by Pennwalt Corporation, an international equipment producer, as a project manager and supervisor. Mr. Plumley purchased Packers Manufacturing Inc. in 1987, and, as President, produces fruit and vegetable packing and processing systems, from small to multimillion dollar projects, nationwide and internationally. He has also served on the board of directors for Yosemite Bible Camp, a 60-acre facility for up to 350 campers and staff from 1994 to 2006, and served as church Deacon from 1984 to 2004. Mr. Plumley is a new nominee and does not currently serve on the Board of Directors.

GARY WILLEMS, Director                                                  Age 55
Gary Willems holds a B.A. degree in music education and a California life teaching credential from Fresno Pacific University. Since July 1, 2007, Mr. Willems has been employed as the Visual and Performing Arts Coordinator at Kings Canyon Unified School District. Prior to that, he was a Band Director for thirty years in the Dinuba/Reedley area, and was also Head Marching Band Director of the Reedley High School Band from 1985 to 2007. He is an active member of the California Band Directors' Association and is the past president of Fresno and Madera counties' Music Educators' Association. Mr. Willems has served on the Board of Directors since January 2001.

JACK WILLIAMS, Director, Chief Financial Officer and
Vice President - Finance                                                Age 59
Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. He was employed as a financial analyst by Texaco Oil Corporation in the Bakersfield area from 1997 until 1999, and as Chief Financial Officer for Goodwill Industries of South-Central California from March 2000 to November 2004. Mr. Williams was an interim-controller for Diversified Utilities Services, a position he held from April 2005 to December 2005. He established his own C.P.A. practice in 1983, which he continues to own and operate. Mr. Williams has been a member of the Board since January 1995, and is currently serving a thirteenth year as Chief Financial Officer and Vice President - Finance.

NORMAN GOULD, Director                                                  Age 90
Norman Gould has a B.A. in education and an M.A. in administration. His occupation prior to retirement in 1987 was as the superintendent of schools for Madera County. He was a member of the board of directors of Kingsview, Inc. from 1968 to 1980 and held the positions of vice chairman and chairman of the board, and serves on the board of directors of Valley Teen Ranch, Inc. He has been a member of the Board from March 1976 to March 1991 and from March 1993 to present, serving nine years as President, one year as Treasurer and two years as Secretary. Mr. Gould is not seeking reelection to the Board.


                                      37
------------------------------------------------------------------------------

b. OTHER OFFICERS AND SIGNIFICANT EMPLOYEES
JAY JAMISON, Chief Executive Officer/General Manager and
Assistant Corporate Secretary                                           Age 56
Jay Jamison has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. In March 2007, the Board changed his title to Chief Executive Officer/General Manager. He has a B. S. degree in Agricultural Management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family's guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed Thousand Trails resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. He is a member of the Resort and Commercial Recreation Association and is also a member of the American Quarter Horse Association. Mr. Jamison was appointed to and has served as a commissioner on the Pismo Beach Conference and Visitors Bureau since February 1998, and since August 1999, served as Chair until February 2009. At the National Association of RV Parks and Campground's Annual Convention in November 1999, Mr. Jamison was appointed to the ARVC Board of Directors representing the ten western states. At the 2001 Annual Convention, he was elected Treasurer of the National Association, a position he held until he termed out December 2005. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross, and served as Board Chairman from June 2006 until July 2008; he still remains on the Board. In February 2006, Mr. Jamison was elected to serve as a commissioner on the California Travel and Tourism Commission, which markets California to potential domestic and international visitors, a position he still holds.

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


                                      38
------------------------------------------------------------------------------

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

f. CODE OF ETHICS
On November 8, 2003, the Company's board of directors adopted the introduction to our code of ethical conduct. After further review, consideration was given to adopting a more comprehensive and detailed Code. At the meeting of the Executive Committee held June 19, 2009, the committee approved a recommendation to present a revised Code of Ethics to the full board for adoption. At the Board of Director's meeting held July 18, 2009, the Board unanimously approved the revised and complete Code of Ethics that applies to all the Company's employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

The complete text of the revised Code of Ethics is filed with this Form 10-K as Exhibit 14. In addition, the Company has posted the Code of Ethics on its website, www.pismocoastvillage.com.

g. SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC. The Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended September 30, 2009, by any director or officer.


ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer of Pismo Coast Village, Inc. for the three years ended September 30, 2007, 2008 and 2009. No other person who is currently an executive officer or employee of Pismo Coast Village, Inc. earned salary and bonus compensation exceeding $100,000 during any of those years.

                                 SUMMARY COMPENSATION TABLE
                                 --------------------------
(a)            (b)   (c)      (d)     (e)     (f)    (g)           (h)       (i)          (j)
                                                                      Non-
                                                      Non-Equity   Qualified
                                                      Incentive     Deferred     All
Name and                               Stock  Option     Plan         Plan      Other
Principal      Fiscal Salary  Bonus   Awards  Awards Compensation Compensation Compensation Total
Position        Year    $       $        $      $          $            $         $           $
-------------- ----- -------- ------- ------- ------ ------------------------ -------------------
Jay N. Jamison  2009 $126,672 $30,800 $  -    $  -   $  -         $  -        $6,065     $163,537
CEO/General     2008 $121,800 $24,975 $  -    $  -   $  -         $  -        $5,871     $152,646
Manager &       2007 $116,000 $25,600 $  -    $  -   $  -         $  -        $5,791     $147,391
Assistant
Corporate
Secretary


                                      39
------------------------------------------------------------------------------

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


                                      40
------------------------------------------------------------------------------

d. EMPLOYMENT AGREEMENT WITH OUR NAMED EXECUTIVE OFFICER
The Company has entered into an employment agreement with the named executive officer. The material terms of this agreement is summarized as follows:

Mr. Jamison is the Chief Executive Officer/General Manager, Assistant Corporate Secretary. On October 1, 2008, the Company entered into an employment contract with Mr. Jamison. The Board of Directors extended this contract through September 30, 2013 and provided Mr. Jamison with a salary increase effective October 1, 2008. This currently provides for a salary of $132,672, plus health insurance, cost reimbursement, and certain other benefits.

Pismo Coast Village may also terminate the contract for cause, upon Mr. Jamison's death or disability, or without cause. If Pismo Coast Village terminates the contract for cause, it only must compensate Mr. Jamison through the date of termination. If Pismo Coast Village terminates the contract without cause, Pismo Coast Village must pay Mr. Jamison nine month's salary.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTED DURING THE LAST FISCAL
YEAR
Not applicable.

LONG TERM INCENTIVE PLANS
Except as described in our 401(k) plan, the Company did not have a long-term incentive plan during the fiscal years ended September 30, 2009 or 2008.

REPORT ON RE-PRICING OF OPTIONS/SARS
Not applicable.

COMPENSATION OF DIRECTORS
During fiscal year 2009, none of the Company's directors received cash remuneration for their service. However, the directors are entitled to reimbursement for out-of-pocket costs and expenses incurred on behalf of the Company, and mileage reimbursement for travel to and from meetings upon request. Since this reimbursement is on a fully accountable basis, there is no portion treated as compensation. In addition, they are entitled to use of the Resort for attending meetings and are provided with food and refreshments in connection with Board Meetings. The aggregate value of the foregoing during the fiscal year ended September 30, 2009, was estimated at $27,665.

OPTIONS, WARRANTS OR RIGHTS
The Company has no outstanding options, warrants or rights to purchase any of its securities.

INDEBTEDNESS OF MANAGEMENT
No member of management was indebted to the Company during it's last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Not applicable.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
No person owns beneficially of record more than 5% of the Company's securities.


                                      41
------------------------------------------------------------------------------

b. SECURITY OWNERSHIP OF MANAGEMENT.
The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2009:

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

Garry Nelson                  Common Stock    1 Share   0.056%
727 Acacia Street
Shafter CA 93280

Ronald Nunlist                Common Stock    4 Shares  0.222%
1105 Minter Avenue
Shafter CA 93263



                                      42
------------------------------------------------------------------------------


                                            *Amount of  Percent
Board Member                 Title of Class  Ownership  of Class
------------                 --------------  ---------  --------
George Pappi, Jr              Common Stock    1 Share   0.056%
5728 Via De Mansion
La Verne CA 91750

Jerald Pettibone              Common Stock    3 Shares  0.166%
4179 Court Drive
Santa Cruz CA 95062

Gary Willems                  Common Stock    2 Shares  0.111%
11003 East Egret Point
Clovis  CA 93619-4686

Jack Williams                 Common Stock    1 Share   0.056%
7801 Revelstoke Way
Bakersfield CA 93309

All Officers and
Directors as a Group          Common Stock   31 Shares  1.722%

*Amount of Ownership: All such shares are owned beneficially and of record, and there are no additional shares known to the Company for which the listed beneficial owner has the right to acquire beneficial ownership as specified in Rule 13D-3(d)(1) of the Exchange Act.

c. CHANGES IN CONTROL
   Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
There have been no transactions during the past two years, or proposed transactions, to which the Company was or is to be a party, in which any of the officers, directors, nominees, named shareholders, or family members of any such persons, had or is to have a direct or indirect material interest, other than transactions where competitive bids determine the rates or charges involved, or where the amount involved does not exceed $120,000, or where the interest of the party arises solely from the ownership of securities of the Company and the party received no extra or special benefit that was not shared by all shareholders.

EMPLOYMENT AGREEMENTS
See Item 10, Executive Compensation--Employment contracts and termination of employment and change in control arrangements, for a discussion of the current employment contracts between Pismo Coast Village and Mr. Jamison.

OTHER ARRANGEMENTS
During the fiscal years 2009 and 2008, Pismo Coast Village paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Pismo Coast Village's benefit.

CERTAIN BUSINESS RELATIONSHIPS
None.

(1)-(5) INDEBTEDNESS OF MANAGEMENT
None.

TRANSACTIONS WITH PROMOTERS
Not applicable.


                                      43
------------------------------------------------------------------------------

DIRECTOR INDEPENDENCE
Our board of directors consists of shareholders of the Resort and therefore are not considered to be "independent" as defined by Section 121A of the American Stock Exchange Listing Standards. The board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships set forth in this Form 10-K under the heading "Certain Related Person Transactions"). As disclosed above, the Audit Committee, the Nominating Committee and the Personnel and Compensation Committee members are not considered to be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm, Brown Armstrong Paulden, McCown, Starbuck, Thornburgh, & Keeter Accountancy Corporation (Brown Armstrong), in each of the last two fiscal years.

                                                     Years ended
                                                     -----------
                                                     September 30,
                                                     -------------
                                                 2009           2008
                                                -------       --------
     Audit fees (1)                             $48,090        $42,057
     Audit-related fees (2)                         -              -
     Tax fees (3)                                   -              -
     All other fees (4)                           4,260            700
                                                -------        -------
        Total                                   $52,350        $42,757
                                                =======        =======

(1) Reflects fees billed for the audit of the Company's consolidated financial statements included in its Form 10-K and review of its quarterly reports on Form 10-Q.

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

(5) AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES
For the fiscal years ending September 30, 2009 and September 30, 2008, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

(6) No effort expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year was attributed to work performed by persons other than the accountant's full-time, permanent employees.


                                      44
------------------------------------------------------------------------------

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS AND INDEX OF EXHIBITS

1. Financial Statements included in this Form 10-K Report:

                      Description                          Page
---------------------------------------------------------------
Accountant's Report for 2009.................................16

Balance Sheets as of September 30, 2009 and 2008.............17

Statements of Income and Retained Earnings
 for the years ended September 30, 2009 and 2008.............18

Statements of Cash Flows
 for the years ended September 30, 2009 and 2008.............19

Notes to Financial Statements
 For the years ended September 30, 2009 and 2008.............20

Accountant's Report on Additional Information................30

Statements of Income (Unaudited)
 for the three months ended September 30, 2009 and 2008......31

2. Exhibits filed with this Form 10-K Report:

   Exhibit No.               Description of Exhibit
   -----------  --------------------------------------------------------------
     14         Code of Ethics

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


                                      45
------------------------------------------------------------------------------

                                    SIGNATURES
                                    ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PISMO COAST VILLAGE, INC.


By: /S/ JERALD PETTIBONE                          Date: November 14, 2009
    Jerald Pettibone, President
    and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /S/ JAY JAMISON                               Date: November 14, 2009
    Jay Jamison, Chief Executive Officer,
    General Manager and Assistant Corporate Secretary
    (principal executive officer)


By: /S/ JACK WILLIAMS                             Date: November 14, 2009
    Jack Williams, Chief Financial Officer,
    Vice President - Finance and Director
    (principal financial officer and principal accounting officer)


By: /S/ JERALD PETTIBONE                          Date: November 14, 2009
    Jerald Pettibone, President
    and Chairman of the Board and Director


By: /S/ GLENN HICKMAN                             Date: November 14, 2009
    Glenn Hickman, Executive Vice President
    and Director


By: /S/ KURT BRITTAIN                             Date: November 14, 2009
    Kurt Brittain, Vice President - Secretary
    and Director


By: /S/ RONALD NUNLIST                            Date: November 14, 2009
    Ronald Nunlist, Vice President - Operations
    and Director


By: /S/ LOUIS BENEDICT                            Date: November 14, 2009
    Louis Benedict, Director


                                      46
------------------------------------------------------------------------------

By: /S/ HARRY BUCHAKLIAN                          Date: November 14, 2009
    Harry Buchaklian, Director


By: /S/ RODNEY ENNS                               Date: November 14, 2009
    Rodney Enns, Director


By: /S/ DOUGLAS EUDALY                            Date: November 14, 2009
    Douglas Eudaly, Director


By: /S/ WILLIAM FISCHER                           Date: November 14, 2009
    William Fischer, Director


By: /S/ NORMAN GOULD                              Date: November 14, 2009
    Norman Gould, Director


By: /S/ WAYNE HARDESTY                            Date: November 14, 2009
    Wayne Hardesty, Director


By: /S/ R. ELAINE HARRIS                          Date: December 6, 2009
    R. Elaine Harris, Director


By: /S/ DENNIS HEARNE                             Date: November 14, 2009
    Dennis Hearne, Director


By: /S/ TERRIS HUGHES                             Date: November 14, 2009
    Terris Hughes, Director


By: /S/ GARRY NELSON                              Date: November 14, 2009
    Garry Nelson, Director


By: /S/ GEORGE PAPPI, JR.                         Date: November 20, 2009
    George Pappi, Jr., Director


By: /S/ GARY WILLEMS                              Date: November 14, 2009
    Gary Willems, Director


                                      47
------------------------------------------------------------------------------