Form 10-Q
period 2009-12-31
PISMO COAST VILLAGE INC
filed 2010-02-12
CIK 216877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

                                    or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Subsection
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes     [ ] No


                                       1
------------------------------------------------------------------------------

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

2. Balance Sheets

3. Statement of Income and Retained Earnings

4. Statement of Cash Flows

5. Notes to Financial Statements (Unaudited)

The financial information included in Part I of this Form 10-Q has been reviewed by Brown Armstrong Accountancy Corporation, the Company's Certified Public Accountants, and all adjustments and disclosures proposed by said firm have been reflected in the data presented. The information furnished reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods.

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


                                         2
------------------------------------------------------------------------------


<PAGE


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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Year-to-date site occupancy is down 1.5% due to weather. Based on advanced reservation deposits, occupancy projections are down 5% compared to this time last year. However, prime time reservations are equal to last year. Revenues from ancillary operations such as the RV service, arcade, laundromat, and bike rental, with the exception of the General Store, are flat to slightly down year-to-date, and management feels this is directly related to the economy, and that this trend will continue throughout the remainder of the fiscal year.

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

The Company's commitment to quality, value, and enjoyment is underscored by the business's success due to word of mouth and referrals from guests. In addition, investment for online marketing, ads in the two leading national directories, and trade magazine advertising formulates most of the business marketing plan.

RESULTS OF OPERATIONS
The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from laundry and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from General Store operations and from RV parts and service operations.


                                       3
------------------------------------------------------------------------------

Income from Resort Operations for the three-month period ended December 31, 2009, decreased $18,301, or 1.8%, from the same period in 2008. This decrease is primarily due to a $21,766, or 9.4%, decrease in year-to-date storage revenue. The decrease in storage revenue is a combination of loss of storage customers due to personal finances and an income reporting adjustment based on advanced deposits. Site rental income increased $17,456, or 2.6%, due to a rate increase, even though paid site occupancy was down 9.4% compared to the same period in 2008.

Income from retail operations decreased by $15,679 for the three-month period ended December 31, 2009, 6.7% below the same period in 2008. The General Store showed a $10,182, or 8.2%, decrease in revenue, while RV Service and Repair decreased revenue 5.1%, or $5,497. Management feels the General Store's and RV Service and Repair's decrease in revenue reflects resort guests' reduced discretionary spending as a symptom of the overall economy.

The Company anticipates continued even-to-slight decline in both income from resort operations and in retail operations.

Interest income increased $3,131 for the three-month period ended December 31, 2009, compared to the same period in 2008. This increase is a reflection of the current savings balance and maturity of a Certificate of Deposit. The Company continues to maintain cash reserves in anticipation of major capital expenditures.

Operating expenses for the three-month period ending December 31, 2009, increased $89,919, or 10.2%, above the same period ended December 31, 2008. This reflects an increase in labor and labor associated expenses, tree trimming, and property taxes. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of Goods Sold expenses for the three-month period ended December 31, 2009, are 48.6% compared to 48.2% for the same period in 2008, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 2009, was $65,590, compared to $66,649 for the same period ending 2008. The current balance reflects the notes payable as a result of purchasing property in May 2008, as well as property purchased February and April of 2006 to increase RV storage. The Company has also maintained a $500,000 line of credit which currently has no outstanding balance as of December 31, 2009.

Income before provisions for income taxes for the three-month period ended December 31, 2009, decreased by $119,230 below the same period in 2008. This decrease is a result of decreased income from resort and retail operations and increased operating expenses.

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


                                        4
------------------------------------------------------------------------------

LIQUIDITY
The Company plans capital expenditures of approximately $767,000 in Fiscal Year 2010 to further enhance the resort facilities and services. These projects include: development of RV storage property for 900 units, road paving, resort WiFi upgrade, and new trailer tow vehicle. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort's value to its shareholders and the general public.

The Company's current cash position, including Certificates of Deposits, as of December 31, 2009, is $1,104,156, which is 13.5% less than the same position in 2008. This decrease is primarily due to the Company's capital expenditures in the first quarter of fiscal year 2010. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities decreased $38,724 from the same period last year. All undisputed payables have been paid in full according to the Company's policy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of December 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2009.


                                        5
------------------------------------------------------------------------------

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

INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                        PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting for the shareholders of Pismo Coast Village, Inc. was held Saturday, January 16, 2010, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting, the following Directors were elected to serve until the annual meeting in January 2011, or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:


                    Benedict, Louis                  599
                    Brittain, Kurt                   618
                    Buchaklian, Harry                623
                    Enns, Rodney                     617
                    Eudaly, Douglas                  902
                    Fischer, William                 611
                    Hardesty, Wayne                  599
                    Harris, R. Elaine                690
                    Hearne, Dennis                   605
                    Hickman, Glenn                   600
                    Hughes, Terris                   601
                    Nelson, Garry                    601
                    Nunlist, Ronald                  604
                    Pappi, Jr., George               618
                    Pettibone, Jerald                628
                    Plumley, Dwight                  644
                    Willems, Gary                    635
                    Williams, Jack                   600


                                        6
------------------------------------------------------------------------------

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes last with respect to each such matter is set forth below:

Proposal to approve the selection of Brown Armstrong Accountancy Corporation to serve as independent certified public accountants for the Company for Fiscal Year 2009-2010:

        Affirmative Votes        Negative Votes        Abstains
               729                     0                  12

ITEM 5. OTHER INFORMATION
The annual meeting of the shareholders of Pismo Coast Village, Inc. was held Saturday, January 16, 2010, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Shareholders'
Meeting:

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


ITEM 6. EXHIBITS

Exhibit                                                           Sequential
Number                       Item Description                     Page Number
-------   ------------------------------------------------------  -----------
  27     Financial Data Schedule

  99     Accountant's Review Report

  31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002 (Jerald Pettibone, President and Chairman of the Board).

  31.2   Certification Pursuant to Section 302 of the Sarbanes-
         Oxley Act of 2002 (Jay Jamison, Chief Executive Officer and principal executive officer).

  31.3   Certification Pursuant to Section 302 of the Sarbanes-
         Oxley Act of 2002 (Jack Williams, Chief Financial Officer, principal financial officer and principal accounting officer).

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


                                         7
------------------------------------------------------------------------------

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.


Date:      February 12, 2010

Signature: /S/ JERALD PETTIBONE

           Jerald Pettibone, President and Chairman of the Board


Date:      February 12, 2010

Signature: /S/ JACK WILLIAMS
           Jack Williams, V.P. Finance/Chief Financial Officer
           (principal financial officer and principal accounting officer)


Date:      February 12, 2010

Signature: /S/ JAY JAMISON
           Jay Jamison, General Manager/Chief Executive Officer
           (principal executive officer)


                                       8
------------------------------------------------------------------------------

                       REPORT OF INDEPENDENT REGISTERED
                       --------------------------------
                           PUBLIC ACCOUNTING FIRM
                           ----------------------


To the Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California


We have reviewed the accompanying balance sheet of Pismo Coast Village, Inc. as of December 31, 2009 and 2008, and the related statements of income and retained earnings and cash flows for the three month period ended December 31, 2009 and 2008. These interim financial statements are the responsibility of the Company's management.

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


                           BROWN ARMSTRONG ACCOUNTANCY CORPORATION


Bakersfield, California
February 12, 2010


                                       9
------------------------------------------------------------------------------

                            PISMO COAST VILLAGE, INC.
                            -------------------------
                                 BALANCE SHEETS
                                 --------------
                DECEMBER 31, 2009 AND 2008 AND SEPTEMBER 30, 2009
                -------------------------------------------------

                                     December 31,  September 30,  December 31,
                                        2009           2009           2008
                                     (Unaudited)     (Audited)     (Unaudited)
                                     -----------    -----------    -----------

               ASSETS
               ------
Current Assets
--------------
Cash and cash equivalents            $ 1,104,156    $ 1,672,045    $ 1,183,154
Investment in certificate of deposit         -              -           93,797
Accounts receivable                       38,024         21,908         27,366
Inventory                                133,110        132,154        115,045
Current deferred tax assets               74,200         74,100         63,000
Prepaid income taxes                      23,600                       178,400
Prepaid expenses                          37,943         61,491         49,118
                                     -----------    -----------    -----------
  Total current assets                 1,411,033      1,961,698      1,709,880

Pismo Coast Village Recreational
--------------------------------
Vehicle Resort and Related Assets -
-----------------------------------
Net of accumulated depreciation       14,138,441     13,816,035     13,210,677

Other Assets                              34,746         35,844         39,139
------------                         -----------    -----------    -----------

  Total Assets                       $15,584,220    $15,813,577    $14,959,696
                                     ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.


                                       10
------------------------------------------------------------------------------


                                     December 31,  September 30,  December 31,
                                        2009           2009           2008
                                     (Unaudited)     (Audited)     (Unaudited)
                                     -----------    -----------    -----------


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
-------------------
Accounts payable and
 accrued liabilities                 $   104,178    $   180,921    $   142,902
Accrued salaries and vacation             56,520        185,246         52,446
Rental deposits                          776,420        767,488        769,158
Income taxes payable                         -           51,000            -
Current portion of long-term debt        101,715        112,042        459,985
                                     -----------    -----------    -----------
 Total current liabilities             1,038,833      1,296,697      1,424,491

Long-Term Liabilities
---------------------
Long-term deferred taxes                 491,800        491,100        334,000
Notes Payable                          4,906,486      4,862,046      4,550,959
                                     -----------    -----------    -----------
 Total liabilities                     6,437,119      6,649,843      6,309,450
                                     -----------    -----------    -----------

Stockholders' Equity
--------------------
Common stock - no par value,
 1,800 shares issued
 1,790 shares outstanding              5,616,332      5,616,332      5,616,332
Retained earnings                      3,530,769      3,547,402      3,033,914
                                     -----------    -----------    -----------
 Total stockholders' equity            9,147,101      9,163,734      8,650,246
                                     -----------    -----------    -----------

Total Liabilities and
 Stockholders' Equity                $15,584,220    $15,813,577    $14,959,696
                                     ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.


                                         11
------------------------------------------------------------------------------

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                 STATEMENTS OF INCOME AND RETAINED EARNINGS
                 ----------------------------------------------
                                 (UNAUDITED)
                                 -----------
                 THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
                 ---------------------------------------------

                                                          2009        2008
                                                       ----------  ----------

Income
------
Resort operations                                      $  969,946  $  988,247
Retail operations                                         217,024     232,703
                                                       ----------  ----------
 Total income                                           1,186,970   1,220,950
                                                       ----------  ----------

Cost and Expenses
-----------------
Operating expenses                                        973,353     883,434
Cost of goods sold                                        105,583     112,296
Depreciation                                               79,000      72,766
                                                       ----------  ----------
 Total cost and expenses                                1,157,936   1,068,496
                                                       ----------  ----------

Income from operations                                     29,034     152,454

Other Income (Expense)
----------------------
Interest income                                             5,923       2,792
Interest expense                                          (65,590)    (66,649)
                                                       ----------  ----------
 Total other income (expense)                             (59,667)    (63,857)
                                                       ----------  ----------

Income (Loss) Before Provision for Income Taxes           (30,633)     88,597
-----------------------------------------------

Income Tax Expense (Benefit)                              (14,000)      9,600
----------------------------                           ----------  ----------

Net Income                                                (16,633)     78,997
----------

Retained Earnings - Beginning of Period                 3,547,402   2,954,917
---------------------------------------                ----------  ----------

Retained Earnings -End of period                       $3,530,769  $3,033,914
--------------------------------                       ==========  ==========

Net Income Per Share                                   $    (9.29) $    44.13
--------------------                                   ==========  ==========

The accompanying notes are an integral part of these financial statements.


                                       12
------------------------------------------------------------------------------

                              PISMO COAST VILLAGE, INC.
                              -------------------------
                         STATEMENTS OF CASH FLOWS (UNAUDITED)
                         ------------------------------------
                    THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
                    ---------------------------------------------

                                           2009                    2008
                                  --------------------   ----------------------

Cash Flows From Operating Activities
------------------------------------
Net Income                                  $  (16,633)             $   78,997
Adjustments to reconcile net
 income to net cash used in
 operating activities:
  Depreciation                    $ 79,000               $  72,766
  Decrease in certificates
   of deposit                          -                        22
  Decrease/(increase) in
   accounts receivable             (16,116)                 15,932
  Decrease/(increase) in
   inventory                          (956)                  1,922
  Decrease/(increase) in
   deferred tax asset                  600                  (1,800)
  Decrease/(Increase) in
   prepaid income taxes            (23,600)                 11,400
  Decrease/(Increase)
   in prepaid expenses              23,548                 (29,677)
  Decrease in accounts
   payable and
   accrued liabilities             (76,743)                (35,368)
 Decrease in accrued
   salaries and vacation          (128,726)               (102,595)
  Decrease/(increase) in
   rental deposits                   8,932                 (14,994)
 Decrease in income
   taxes payable                   (51,000)                    -
    Total adjustments                         (185,061)                (82,392)
                                            ----------              ----------
    Net cash used in
     operating activities                     (201,694)                 (3,395)

Cash Flows From Investing Activities
------------------------------------
Capital expenditures              (400,308)                (55,179)
                                  --------               ---------
    Net cash used in investing
     activities                               (400,308)                (55,179)

Cash Flows From Financing Activities
------------------------------------
Borrowings on long-term debt        50,981
Principal repayments of
 note payable                      (16,868)                (11,812)
                                  --------               ---------
    Net cash used in financing
     activities                                 34,113                 (11,812)
                                            ----------              ----------

    Net increase (decrease) in
     cash and cash equivalents                (567,889)                (70,386)

Cash and Cash Equivalents - Beginning
-------------------------------------
 of Period                                   1,672,045               1,253,540
 ---------                                  ----------              ----------

Cash and Cash Equivalents - End of Period   $1,104,156              $1,183,154
-----------------------------------------   ==========              ==========

Schedule of Payments of Interest and Taxes
------------------------------------------
Payments for income tax                     $   60,000              $      -
Cash paid for interest                      $   65,590              $   66,649

The accompanying notes are an integral part of these financial statements.


                                          13
------------------------------------------------------------------------------

                          PISMO COAST VILLAGE, INC.
                          -------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                DECEMBER 31, 2009 AND 2008 AND SEPTEMBER 30, 2009
                -------------------------------------------------


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

F.  Concentration of Credit Risk
    ----------------------------
At December 31, 2009, the Company had cash deposits in excess of the $250,000 federally insured limit with Santa Lucia Bank of $838,693; however, in the past the Company has used Excess Deposit Insurance Bond which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. The FDIC's Temporary Transaction Account Guarantee Program provides unlimited coverage for non-interest bearing accounts until December 31, 2009. Santa Lucia Bank is participating in the Temporary Liquidity Guarantee Program which is a requirement to obtain the non-interest bearing coverage.


                                        14
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2009 AND 2008 AND SEPTEMBER 30, 2009
-------------------------------------------------------
PAGE 2
------


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

I.  Advertising
    -----------
The Company follows the policy of charging the costs of non-direct response advertising as incurred. Advertising expense was $10,370 and $9,330 for the three months ended December 31, 2009 and 2008, respectively. There was no advertising expense capitalized in prepaid expense.

J. Recent Accounting Pronouncements
   --------------------------------
On April 1, 2009, the FASB issued guidance related to business combinations, which addresses application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination, including the treatment of contingent consideration, acquisition costs, research and development assets and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. The new guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect any business combination in the near-term; however, we will apply the new provisions on a prospective basis in the event of any future business combinations.


                                       15
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2009 AND 2008 AND SEPTEMBER 30, 2009
-------------------------------------------------------
PAGE 3
------


Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets
---------------------------------------------------------------------------
At December 31, 2009, September 30, 2009 and December 31, 2008, property and equipment included the following:

                                     December 31,  September 30   December 31,
                                         2009          2009           2008
                                     -----------   ------------   -----------
Land                                 $10,085,915    $10,085,915   $ 9,994,935
Building and resort improvements       9,344,007      9,344,007     8,631,552
Furniture, fixtures, equipment
 and leasehold improvements              803,373        803,373       814,483
Transportation equipment                 473,919        422,938       422,938
Construction in progress                 493,384        144,057       133,659
                                     -----------    -----------   -----------
                                      21,200,598     20,800,290    19,997,567
Less: accumulated depreciation        (7,062,157)    (6,984,255)   (6,786,890)
                                     -----------    -----------   -----------
                                     $14,138,441    $13,816,035   $13,210,677
                                     ===========    ===========   ===========

Note 3 - Line of Credit
-----------------------
The Company has a revolving line of credit for $500,000 with Santa Lucia Bank which expires March 2010. The interest rate is variable, at one percent over West Coast Prime with an initial rate of 6.25 percent at December 31, 2009. The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of December 31, 2009 and 2008 and September 30, 2009.

Note 4 - Note Payable
---------------------
The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano. The total loan currently outstanding is $2,044,607 and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande with Santa Lucia Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,913,414 and financed over a period of ten years at a variable interest rate currently at 5.5%. The payments are currently $16,566 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp. on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $50,182 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal.


                                       16
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2009 AND 2008 AND SEPTEMBER 30, 2009
-------------------------------------------------------
PAGE 4
------


Note 4 - Note Payable (continued)
---------------------------------
Principal payments of the note payable are as follows:

               Period Ending December 31,
               --------------------------
                          2010                       $  101,715
                          2011                          102,629
                          2012                          107,605
                          2013                          114,302
                          2014                          120,658
                       Thereafter                     4,461,292
                                                     ----------
                                                     $5,008,201
                                                     ==========

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

Note 6 - Income Taxes
---------------------
The provision for income taxes is as follows:

                                      December 31, 2009  December 31, 2008
                                      -----------------  -----------------
  Income tax provision (benefit)           $(14,000)          $  9,600
                                           =========          ========

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) 740 (formerly SFAS 109). ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate. The Company has not recorded a valuation allowance for deferred tax assets since the benefit is expected to be realized within the following year.

The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit, nondeductible variable costs of shareholder usage and other adjustments.


                                        17
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2009 AND 2008 AND SEPTEMBER 30, 2009
-------------------------------------------------------
PAGE 5
------


Note 6 - Income Taxes (continued)
---------------------------------
ASC 740 also requires, among other things, the recognition and measurement of tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of September 30, 2009, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2006 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2005.

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

Future minimum lease payments under the two property leases and the obligation to lease equipment are as follows:

              Period Ended December 31,
              -------------------------
                        2010                    $ 62,808
                        2011                      62,808
                        2012                      60,216
                        2013                      57,624
                        2014                       9,604
                     Thereafter                      -0-
                                                --------
                       Total                    $253,060
                                                ========

Rent expense under these agreements was $23,206 and $23,206 for the three-month period ended December 31, 2009 and 2008, respectively.

Note 8 - Employee Retirement Plans
----------------------------------
The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan was $17,239 and $11,481 for the three months ended December 31, 2009 and 2008, respectively.


                                       18
-----------------------------------------------------------------------------