Form 10-Q
period 2010-03-31
PISMO COAST VILLAGE INC
filed 2010-05-17
CIK 216877

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

                              or

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

-----------------------------------------------------------------------------

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

-----------------------------------------------------------------------------

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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total site occupancy is down 1.2% compared to this time last year due to weather. Occupancy projections look strong and equal to last year throughout the remainder of the fiscal year. Revenues from ancillary operations such as the store, arcade, laundromat, and bike rental are flat to slightly down year-to-date, and management feels this is directly related to the economy, and this trend will continue throughout the remainder of the fiscal year.

RV storage continues strong demand with a waiting list in anticipation of the new RV storage property. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

-----------------------------------------------------------------------------

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

Income from Resort Operations for the three-month period ended March 31, 2010, decreased $20,512, or 2.3%, below the same period in 2009. This decrease in income reflects a $22,051, or 7.7% decrease in storage/spotting activity and is primarily a combination of loss of storage customers due to personal finances and an income reporting adjustment based on advanced deposits. Resort Operations Income for the six-months ended March 31, 2010, decreased $38,813, or 2.1%, from the same period ended March 31, 2009. This decrease is due primarily to a decrease of $38,065, or 8.16%, in RV storage activity for the same reasons stated for the quarter. It should be noted that while paid site occupancy was down 1.2% compared to the previous year, site rental revenue increased $20,000, or 1.61%, year-to-date due to rate adjustments.

-----------------------------------------------------------------------------

Income from Retail Operations for the three-month period ended March 31, 2010, decreased $8,488, or 4.2%, below the same period in 2009. The General Store revenue was down $5,592, or 5.4%, and RV Service revenue was down $2,895, or 3.0%, from the previous year. Management feels this decrease is primarily due to the overall state of the economy. Income from Retail Operations for the six-month period ending March 31, 2010, decreased by $24,167, or 5.6%, below the same period ended March 31, 2009. The General Store was down $15,775, or 6.9%, and RV Service down $8,392, or 4.1%. Management recognizes this overall negative trend in resort ancillary revenue areas and feels it is a symptom of the current economy. Management continues to place importance upon ongoing review of retail product mix, attention to service, and staff training. The Company anticipates flat to slightly negative performance in income from retail operations through the remainder of Fiscal Year 2010.

Operating expenses for the three-month period ending March 31, 2010, increased $21,997, or 2.6%, above the same period ended March 31, 2009. This increase in expenses primarily reflects property tax and worker's compensation insurance. For the six-month period ending March 31, 2010, operating expenses increased by $111,916, or 6.5%, above the same period in 2009. This increase reflects payroll and payroll expenses, property taxes, accounting fees, electricity, and repairs and maintenance. Management continues to review and scrutinize expenses in order to maximize efficiency and profitability during this volatile economy. Due to the age of the Resort, the Company is undertaking maintenance activity which is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, utility improvements, landscaping, and building repair.

Cost of Goods Sold expenses, as a percentage of retail income for the three-months ended March 31, 2010, are 50.2% compared to 46.0% for the same period in 2009. For the six-months ended March 31, 2010, Cost of Goods Sold expenses were 49.4% compared to 47.2% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three months ended March 31, 2010, is $64,633, compared to $64,274 for the same period in 2009. For the six-month period ended March 31, 2010, compared to the same period in 2009, interest expense was $130,223 and $130,923 respectively. This expense reflects financing for the purchase of additional RV storage properties which closed escrow January 11, 2006, April 6, 2006, and March 5, 2008.

------------------------------------------------------------------------------

Income before provisions for income tax for the three-month period ended March 31, 2010, decreased by $1,105, reflecting decreased income and increased expenses. For the six months ended March 31, 2010, income before provisions for income tax decreased by $120,335, reflecting decreased resort income and increased operating expenses. Revenues during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

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

The Company's current cash position as of March 31, 2010, is $1,731,993, which is 5.3% more than the same position in 2009. This increase in cash on hand reflects less cash expenditure due to the postponement of a capital paving project. The present level of cash is being maintained in anticipation of large capital expenditures. Management is planning and implementing long term renovations to the Resort property which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles.

------------------------------------------------------------------------------

The Company received proceeds of $186,686 from the sale of land adjacent to a developed RV storage property. The transaction closed escrow and was recorded on February 5, 2010.

Accounts payable and accrued liabilities decreased $31,456, or 14.9%, from the same period last year. This reflects the financial activity during this period compared to last year relative to the Company's capital projects which were ongoing at that time. All undisputed payables have been paid in full according to the Company's policy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK.
Not Applicable.

-----------------------------------------------------------------------------

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of March 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2009.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the six months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS
Not Applicable

------------------------------------------------------------------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable

ITEM 5. OTHER INFORMATION
Not Applicable

ITEM 6. EXHIBITS

Exhibit                                                Sequential
Number      Item Description                          Page Number
-----------------------------------------------------------------
  27        Financial Data Schedule

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


-----------------------------------------------------------------------------

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PISMO COAST VILLAGE, INC.


Date:       May 14, 2010

Signature:  /s/ JERALD PETTIBONE
            Jerald Pettibone, President and Chairman of the Board


Date:       MAY 14, 2010

Signature:  /S/ JACK WILLIAMS
            Jack Williams, V.P. - Finance/Chief Financial Officer
            (principal financial officer and principal
             accounting officer)


Date:       MAY 14, 2010

Signature:  /S/ JAY JAMISON
            Jay Jamison, General Manager/Chief Executive Officer
            (principal executive officer)

------------------------------------------------------------------------------

               REPORT OF INDEPENDENT REGISTERED
               --------------------------------
                    PUBLIC ACCOUNTING FIRM
                    ----------------------



To the Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California


We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. as of March 31, 2010 and 2009, and the related statements of income and retained earnings and cash flows for the three month and six month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company's management.

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


                      BROWN ARMSTRONG ACCOUNTANCY CORPORATION


Bakersfield, California
May 14, 2010

------------------------------------------------------------------------------

                          PISMO COAST VILLAGE, INC.
                           -------------------------
                                BALANCE SHEETS
                                --------------
                MARCH 31, 2010 AND 2009 AND SEPTEMBER 30, 2009
                ----------------------------------------------

                                        March 31,  September 30,  March 31,
                                        ---------  -------------  ---------
                                           2010        2009         2009
                                           ----        ----         ----
                                      (Unaudited)   (Audited)   (Unaudited)
                                      -----------  -----------  -----------



   ASSETS
   ------
Current Assets
--------------
Cash and cash equivalents             $ 1,731,993  $ 1,672,045  $ 1,644,549
Investment in certificate of deposit          -            -            -
Accounts receivable                        22,215       21,908       34,252
Inventory                                 142,986      132,154      149,471
Current deferred taxes                     74,300       74,100       62,600
Prepaid income taxes                      206,600          -        112,600
Prepaid expenses                           36,946       61,491       42,210
                                      -----------  -----------  -----------
  Total current assets                  2,215,040    1,961,698    2,045,682

Pismo Coast Village Recreational
--------------------------------
 Vehicle Resort and Related Assets -
 -----------------------------------
 Net of accumulated depreciation       14,081,556   13,816,035   13,629,979

Other Assets                               33,648       35,844       38,041
------------                          -----------  -----------  -----------
 Total Assets                         $16,330,244  $15,813,577  $15,713,702
                                      ===========  ===========  ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current Liabilities
-------------------
Accounts payable and
 accrued expenses                     $   179,260  $   180,921  $   210,716
Accrued salaries & vacation                58,660      185,246       51,799
Rental deposits                         1,465,045      767,488    1,461,591
Income Taxes payable                          -         51,000          -
Current portion of
 long-term debt                           102,009      112,042       99,577
                                      -----------  -----------  -----------
 Total current liabilities              1,804,974    1,296,697    1,823,683

Long-Term Liabilities
---------------------
Long-term deferred taxes                  492,300      491,100      331,800
N/P Donahue Trans                          45,746          -            -
N/P Santa Lucia Bank                    4,837,102    4,862,046    4,898,861
                                      -----------  -----------  -----------
 Total liabilities                      7,180,122    6,649,843    7,054,344
                                      -----------  -----------  -----------

Stockholders' Equity
--------------------
Common stock - no par value,
 1,800 shares issued,
 1,790 shares outstanding               5,616,332    5,616,332    5,616,332
Retained earnings                       3,533,790    3,547,402    3,043,026
                                      -----------  -----------  -----------

 Total stockholders' equity             9,150,122    9,163,734    8,659,358
                                      -----------  -----------  -----------

Total Liabilities and
 Stockholders' Equity                 $16,330,244  $15,813,577  $15,713,702
                                      ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------

                     PISMO COAST VILLAGE, INC.
                     -------------------------
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
           ----------------------------------------------
                             (UNAUDITED)
                             -----------
         THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
         --------------------------------------------------

                            Three Months             Six Months
                            ------------             ----------
                           Ended March 31,          Ended March 31,
                       ----------------------  ----------------------
                          2010        2009        2010        2009
                       ----------  ----------  ----------  ----------
Income
------
Resort operations      $  858,711  $  879,223  $1,828,657  $1,867,470
Retail operations         191,396     199,884     408,420     432,587
                       ----------  ----------  ----------  ----------
 Total income           1,050,107   1,079,107   2,237,077   2,300,057
                       ----------  ----------  ----------  ----------

Cost and Expenses
-----------------
Operating expenses        862,569     840,572   1,835,922   1,724,006
Cost of goods sold         96,164      92,062     201,747     204,358
Depreciation               78,981      72,773     157,981     145,539
                       ----------  ----------  ----------  ----------
 Total cost and
 expenses               1,037,714   1,005,407   2,195,650   2,073,903
                       ----------  ----------  ----------  ----------

Income from
 operations                12,393      73,700      41,427     226,154
                       ----------  ----------  ----------  ----------

Other Income (Expense)
----------------------
Gain on sale of
 fixed assets              58,034         -        58,034         -
Interest and
 dividend income            4,459       1,932      10,382       4,724
Interest expense          (64,633)    (64,274)   (130,223)   (130,923)
                       ----------  ----------  ----------  ----------
 Total other
 income (expense)          (2,140)    (62,342)    (61,807)   (126,199)
                       ----------  ----------  ----------  ----------

Loss Before Provision
 for Income Tax            10,253      11,358     (20,380)     99,955

Income Tax Expense
 (Benefit)                  7,232       2,246      (6,768)     11,846
                       ----------  ----------  ----------  ----------

Net Income (Loss)      $    3,021  $    9,112     (13,612)     88,109
                       ==========  ==========

Retained Earnings
-----------------
Beginning of period                             3,547,402   2,954,917
                                               ----------  ----------

Redemption of stock                                               -

End of period                                  $3,533,790  $3,043,026
                                               ==========  ==========

Net Income/(Loss)
 Per Share             $     1.69  $     5.09  $    (7.60) $    49.22
                       ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------

                       PISMO COAST VILLAGE, INC.
                       -------------------------
                  STATEMENTS OF CASH FLOWS (UNAUDITED)
                  ------------------------------------
                SIX MONTHS ENDED MARCH 31, 2010 AND 2009
                ----------------------------------------

                                        2010                     2009
                              ----------------------    ---------------------

Cash Flows From Operating Activities
------------------------------------
Net income (loss)                         $ ( 13,612)              $   88,109
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating
 activities:
Depreciation                 $  157,980                $ 145,538
(Gain) on disposal of
 fixed assets                   (58,034)                     -
Decrease (Increase) in
 accounts receivable               (307)                   9,046
(Increase) in inventory         (10,832)                 (32,504)
Decrease (Increase) in
 current deferred taxes            (200)                     800
Decrease (Increase) in
 prepaid income taxes          (206,600)                  77,200
Decrease (Increase) in
 prepaid expenses                24,545                  (22,769)
Decrease in other assets          2,196                    2,195
(Decrease) Increase in
  accounts payable and
  accrued expenses               (1,660)                  32,447
(Decrease) in accrued
 salaries and vacation         (126,586)                (103,242)
Increase in rental deposits     697,557                  667,439
(Decrease) in income
 taxes payable                  (51,000)                     -
Increase(Decrease)in
 deferred taxes                   1,200                   (4,400)
                             ----------                ---------
Total adjustments                            428,259                  781,750
                                          ----------               ----------

Net cash provided by
 operating activities                        414,647                  869,859

Cash Flows From Investing Activities
------------------------------------
Capital expenditures           (552,154)                (548,351)
Decrease in investment in
 certificate of deposit                                   93,819
                             ----------                ---------
Proceeds from sale of land      186,686
                             ----------
Net cash used in
 investing activities                       (365,468)                (454,532)

Cash Flows From Financing Activities
------------------------------------
Borrowings on long-term debt     45,746                      -
Principal payments on note
 payable                        (34,977)                 (24,318)
                             ----------                ---------
Net cash used in
 investing activities                         10,769                  (24,318)
                                          ----------               -----------

Net increase (decrease) in cash &
 cash equivalents                             59,948                  391,009

Cash and Cash Equivalents -
---------------------------
 Beginning of Period                       1,672,045                1,253,540
 -------------------                      ----------               ----------

Cash and Cash Equivalents -
---------------------------
 End of Period                            $1,731,993               $1,644,549
 -------------                            ==========               ==========

Schedule of Payments of Interest & Taxes
----------------------------------------
Payments for interest                     $  130,223               $  130,923
Payments for income tax                   $  189,832               $  (61,754)

The accompanying notes are an integral part of these financial statements.

-----------------------------------------------------------------------------

                       PISMO COAST VILLAGE, INC.
                       -------------------------
                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
    MARCH 31, 2010 AND 2009 (UNAUDITED) AND SEPTEMBER 30, 2009 (AUDITED)
    --------------------------------------------------------------------


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

Concentration of Credit Risk
----------------------------
At March 31, 2010, the Company had cash deposits in excess of the $250,000 federally insured limit with Santa Lucia Bank of $1,454,572, however, in the past the Company has used Excess Deposit Insurance Bond which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. The FDIC's Temporary Transaction Account Guarantee Program provides unlimited coverage for non-interest bearing accounts until June 30, 2010. Santa Lucia Bank is participating in the Temporary Liquidity Guarantee Program which is a requirement to obtain the non-interest bearing coverage.

------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2010 AND 2009 (UNAUDITED) AND SEPTEMBER 30, 2009 (AUDITED)
--------------------------------------------------------------------
PAGE 2
------


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

Advertising
-----------
The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $22,500 and $20,473 for the six-months ended March 31, 2010 and 2009, respectively. There was no advertising expense capitalized in prepaid expense.

New Accounting Pronouncements
-----------------------------

STANDARDS ADOPTED:

In May 2009, the FASB issued authoritative guidance, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We implemented this guidance during the first quarter of fiscal 2010 and we expanded our disclosures accordingly. See Note 8 to the unaudited financial statements.

In June 2009, the FASB approved the FASB Accounting Standards Codification
(ASC), which after its effective date of July 1, 2009 is the single source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles
(GAAP). The Codification reorganizes all previous U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing standards that were used to create the Codification are now superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification's structural organization. The adoption of this authoritative guidance did not have a material impact on our financial statements. We have updated our disclosures accordingly.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06 "Improving Disclosures about Fair Value Measurements." The ASU amends previously issued authoritative guidance and requires new disclosures and clarifies existing disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As this requires only additional disclosures, the guidance will have no impact on our financial position or results of operations.

------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2010 AND 2009 (UNAUDITED) AND SEPTEMBER 30, 2009 (AUDITED)
--------------------------------------------------------------------
PAGE 3
------


Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets
---------------------------------------------------------------------------
At March 31, 2010, September 30, 2009 and March 31, 2009, property and equipment included the following:

                              March 31,   September 30,     March 31,
                                2010           2009           2009
                            -----------   -------------   -----------
Land                        $ 9,957,263    $10,085,915    $ 9,994,935
Building and resort
 improvements                 9,344,007      9,344,007      8,634,856
Furniture, fixtures,
 equipment and
 leasehold improvements         805,381        803,373        814,483
Transportation equipment        489,899        422,938        422,938
Construction in progress        625,046        144,057        621,330
                            -----------    -----------    -----------
                             21,221,596     20,800,290     20,488,542
Less: accumulated
 depreciation                (7,140,040)    (6,984,255)    (6,858,563)
                            -----------    -----------    -----------
                            $14,081,556    $13,816,035    $13,629,979
                            ===========    ===========    ===========

Depreciation expense was $157,981, and $145,539, for the six months ended March 31, 2010 and 2009, respectively.

Note 3 - Line of Credit
-----------------------
The Company renewed its revolving line of credit for $500,000, expiring March 2011. The interest rate is variable at one percent over West Coast Prime, with an initial rate of 6.00 percent at March 31, 2010. The purpose of the loan is to augment operating cash needs in off-season months. There was no outstanding amount for the line of credit at March 31, 2010 and 2009 and September 30, 2009.

Note 4 - Note Payable
---------------------
The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano. The total loan currently outstanding is $2,031,487.57 and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formally leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande with Santa Lucia Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,903,187 and financed over a period of ten years at a variable interest rate currently at 5.5%. The payments are currently $16,566 per month interest only. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $50,182 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal.

       Period Ending March 31,
       -----------------------
                2011                   $  102,009
                2012                      103,100
                2013                      109,506
                2014                      115,583
                2015                      122,006
             Thereafter                 4,432,653
                                       ----------
                                       $4,984,857
                                       ==========

------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2010 AND 2009 (UNAUDITED) AND SEPTEMBER 30, 2009 (AUDITED)
--------------------------------------------------------------------
PAGE 4
------


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

Note 6 - Income Taxes
---------------------
The provision for income taxes is as follows:

                                    March 31,        March 31,
                                      2010             2009
                                    ---------        ---------
Income tax expense (benefit)        $  (6,768)       $ 11,846
                                    =========        =========

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standard Codification (ASC) 740 (formerly SFAS
109). ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate. The Company has not recorded a valuation allowance for deferred tax assets since the benefit is expected to be realized in the following year. In accordance with FASB Accounting Standards Codification (ASC) effective for years ending After September 15, 2009, SFAS 109 is now FASB ASC 740.

The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit, nondeductible variable costs of shareholder usage and other adjustments.

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of March 31, 2010, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2006 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2005.

------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2010 AND 2009 (UNAUDITED) AND SEPTEMBER 30, 2009 (AUDITED)
--------------------------------------------------------------------
PAGE 5
------


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

Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

       Period Ending March 31,
       -----------------------
                2011                   $   62,808
                2012                       62,808
                2013                       58,920
                2014                       52,822
                2015                          -
             Thereafter                       -
                                       ----------
                                       $  237,358
                                       ==========

Rent expense under these agreements was $46,409 and $46,411 for the six months ended March 31, 2010 and 2009, respectively.

Note 8 - Employee Retirement Plans
----------------------------------
The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company's matching portion of the 401(k) safe harbor plan was $29,660 for the six months ended March 31, 2010. The contribution to the pension plan for the six months ended March 31, 2009 was $22,429.

Note 9 - Subsequent Events
--------------------------
The Company evaluates subsequent events through the date the financial statements are issued, which for the quarterly period ended March 31, 2010 is May 14, 2010. No material subsequent events were identified during this period.

------------------------------------------------------------------------------