Form 10-Q
period 2010-06-30
PISMO COAST VILLAGE INC
filed 2010-08-13
CIK 216877

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

                                or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-8463

                    PISMO COAST VILLAGE, INC.
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

             California                        95-2990441
  --------------------------------         -------------------
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)          Identification Number)

    165 South Dolliver Street, Pismo Beach, California   93449
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



                                1
-----------------------------------------------------------------

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

 [ ] Large accelerated filer     [ ] Non-accelerated filer
 [ ] Accelerated filer           [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,789


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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total site occupancy is down 2.4% compared to this time last year due to Spring weather conditions and the current economy. Occupancy projections look equal to last year throughout the remainder of the fiscal year. Revenues from ancillary operations such as the store, arcade, laundromat, and bike rental are flat to slightly down year-to-date, and management feels this is directly related to the economy, and this trend will continue throughout the remainder of the fiscal year.

RV storage continues to be a major source of income for the Company. Demand is strong as the new storage property is accepting new customers. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.


                                3
-----------------------------------------------------------------

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

Income from Resort Operations for the three-month period ended June 30, 2010, decreased $26,356, or 1.9%, below the same period in 2009. Resort Income for the nine months ended June 30, 2010, decreased $65,169, or 2.0%, from the same period ended
June 30, 2009. This decrease in the quarter ending June 30, 2010, is due primarily to a 2.7% decrease in paid site occupancy, and therefore, a $31,880, or 3.1%, decrease in site rental revenue. The decrease in Resort Operations Income for the nine-month period reflects decreases in site rental of $11,880, storage and spotting of $49,799, and recreation of $2,212. Management feels these decreases in revenue reflect the current economy and year to date decrease in paid site occupancy of 4.4%.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.


                                4
-----------------------------------------------------------------

Income from Retail Operations for the three-month period ended June 30, 2010, decreased $17,348, or 5.5%, below the same period in 2009. The General Store decreased revenue by $27,507, or 12.8%, and RV Service revenue increased $10,161, or 10.3%. Decreased income in the General Store reflects the business due to decreased site occupancy and the current economy. The RV Service business is accessible to the public and fortunate to not be dependant upon the resort's occupancy. Income from Retail Operations for the nine-month period ending June 30, 2010, decreased by $41,515, or 5.6%, below the same period ended June 30, 2009. This reflects a $43,282, or 9.8%, decrease in General Store income and a $1,768, or 0.6%,increase in RV Service income. Management feels this decrease in revenue from retail operations is a symptom of the economy and customer's reluctance to spend. The Company anticipates similar activity in both income from resort operations and retail operations through the remainder of Fiscal Year 2010.

Operating Expenses for the quarter ended June 30, 2010, decreased $7,287, or 0.8%, from the same period in 2009. This decrease in expense is primarily a result of management's effort to reduce labor. Operating Expenses for the nine-month period ended June 30, 2010, increased $104,629, or 4.0%, from the same period in 2009. This increase is primarily due to labor and labor related expenses, property taxes, utilities, custodial supplies, and vehicle expense.

Cost of Goods Sold for 2010 are within projected levels at 51.6% of retail sales for the quarter and 50.3% year-to-date. Cost of Goods Sold for 2009 were 44.7% and 46.2% respectively.

Interest Expense for the three-month and nine-month periods ended June 30, 2010, is $67,880 and $198,103 respectively, compared to $67,122 and $198,045 the previous year. This expense reflects the financing due to acquiring new RV storage properties which closed escrow January 11, 2006, April 6, 2006, and May 9, 2008.

Net Income for the quarter ending June 30, 2010, decreased by $32,983, or 11.9%, compared with the same period ending June 30, 2009. This quarterly decrease in Net Income is primarily due to decreased income in resort and retail operations, and increased cost of goods and depreciation. Net Income for the nine months ending June 30,2010, decreased by $134,704, or 37.0%, compared with the same period ending June 30, 2009. This decrease in Net Income is a result of decreased resort and retail income, an increase in operating expenses, cost of goods, and depreciation. The last quarter of 2010 is expected to provide adequate resources for continuing business and provide for planned capital expenditures.


                                5
-----------------------------------------------------------------

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

LIQUIDITY
The Company planned capital expenditures of approximately $767,000 in Fiscal Year 2010 to further enhance the resort facilities and services. Projects include: development of RV storage property for 900 units, road paving, resort WiFi upgrade, and new trailer tow vehicle. Road paving was postponed until fiscal year 2011 and the other projects were completed at a year-to-date cost of $592,724. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort's value to its shareholders and the general public.

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

On May 9, 2008, the Company closed escrow on a 19.55 acre property in Arroyo Grande to be developed for RV storage. The purchase price was $3,100,000 for the undeveloped land, and permanent financing was secured from Santa Lucia Bank. This property began taking new storage units in May of 2010.

The Company understands the demand for RV storage and feels offering RV storage compliments the primary business of renting campsites.


                                6
-----------------------------------------------------------------

The Company's current cash position as of June 30, 2010, is $1,697,089 which is 0.9% less than the previous year. This decrease in cash reflects less net income due to lower occupancy and less retail revenue. The present level of cash is being maintained in anticipation of large capital expenditures.

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

Accounts Receivable for the period ending June 30, 2010 increased
$5,698 above June 30, 2009, and reflects additional business from new storage customers.

Rental Deposits increased $41,778, or 3.2%, compared to the same period last year due to site rental rate increases effective
October 1, 2009.

Accounts Payable and accrued liabilities increased $6,306 to an amount of $140,778 for June 30, 2010, compared to the same period ending 2009. This increase was primarily due to timing of payment of monthly liabilities. All undisputed payables have been paid in full according to the Company's policy.

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


                                7
-----------------------------------------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
        MARKET RISK.
Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2009.

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


                                8
-----------------------------------------------------------------

INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the nine months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                9
-----------------------------------------------------------------


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

                                10
-----------------------------------------------------------------

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.


Date:       August 13, 2010

Signature:  JERALD PETTIBONE
            Jerald Pettibone, President and Chairman of the Board


Date:       August 13, 2010

Signature:  JACK WILLIAMS
            Jack Williams, V.P. Finance/Chief Financial Officer
            (principal financial officer and principal
             accounting officer)


Date:       August 13, 2010

Signature:  JAY JAMISON
            Jay Jamison, General Manager/Chief Executive Officer
            (principal executive officer)


                                11
-----------------------------------------------------------------

                 REPORT OF INDEPENDENT REGISTERED
                 --------------------------------
                      PUBLIC ACCOUNTING FIRM
                      ----------------------


To the Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California


We have reviewed the accompanying balance sheet of Pismo Coast Village, Inc. as of June 30, 2010 and 2009, and the related statements of income and retained earnings and cash flows for the three month and nine month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company's management.

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


                          BROWN ARMSTRONG ACCOUNTANCY CORPORATION


Bakersfield, California
August 13, 2010


                                12
-----------------------------------------------------------------

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                                BALANCE SHEETS
                                --------------
                 JUNE 30, 2010 AND 2009 AND SEPTEMBER 30, 2009
                 ---------------------------------------------
                                        June 30,   September 30,  June 30,
                                        --------   -------------  --------
                                          2010         2009         2009
                                          ----         ----         ----
                                      (Unaudited)   (Audited)   (Unaudited)
                                      -----------   ---------   -----------
             ASSETS
             ------
Current Assets
--------------
Cash and cash equivalents             $ 1,697,089  $ 1,672,045  $ 1,713,140
Accounts receivable                        22,031       21,908       16,333
Inventory                                 142,493      132,154      164,493
Current deferred taxes                     74,900       74,100       74,500
Prepaid income taxes                      103,900                    36,800
Prepaid expenses                           24,432       61,491       11,394
                                      -----------  -----------  -----------
  Total current assets                  2,064,845    1,961,698    2,016,660

Pismo Coast Village Recreational
--------------------------------
 Vehicle Resort and Related Assets -
------------------------------------
 Net of accumulated depreciation       14,037,715   13,816,035   13,787,591

Other Assets                               32,550       35,844       36,942
------------                          -----------  -----------  -----------
  Total Assets                        $16,135,110  $15,813,577  $15,841,193
                                      ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
-------------------
Accounts payable and
 accrued expenses                     $   140,778  $   180,921  $   134,472
Accrued salaries and vacation              63,484      185,246       55,254
Rental deposits                         1,357,141      767,488    1,315,363
Income taxes payable                          -         51,000          -
Current portion of
 long-term debt                           116,587      112,042      104,153
                                      -----------  -----------  -----------
  Total current liabilities             1,677,990    1,296,697    1,609,242

Long-Term Liabilities
---------------------
Long-term deferred taxes                  496,400      491,100      414,100
N/P Donahue Trans                          44,299          -            -
N/P Santa Lucia Bank                    4,551,475    4,862,046    4,882,186
                                      -----------  -----------  -----------
  Total liabilities                     6,770,164    6,649,843    6,905,528
                                      -----------  -----------  -----------

Stockholders' Equity
--------------------
Common stock - no par value,
 1,800 shares issued,
 1,789 shares outstanding               5,613,194    5,616,332    5,616,332
Retained earnings                       3,751,752    3,547,402    3,319,333
                                      -----------  -----------  -----------
  Total stockholders' equity            9,364,946    9,163,734    8,935,665
                                      -----------  -----------  -----------

 Total Liabilities and
  Stockholders' Equity                $16,135,110  $15,813,577  $15,841,193
                                      ===========  ===========  ===========

See accountant's review report.
The accompanying notes are an integral part of these financial statements.


                                       13
------------------------------------------------------------------------------

                            PISMO COAST VILLAGE, INC.
                            -------------------------
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
                  ------------------------------------------
                                  (UNAUDITED)
                                  -----------
                THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009
                --------------------------------------------------
                                    Three Months             Nine Months
                                    ------------             -----------
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  2010        2009        2010        2009
                               ----------  ----------  ----------  ----------
Income
------
Resort operations              $1,325,408  $1,351,764  $3,154,065  $3,219,234
Retail operations                 295,013     312,361     703,433     744,948
                               ----------  ----------  ----------  ----------
  Total income                  1,620,421   1,664,125   3,857,498   3,964,182
                               ----------  ----------  ----------  ----------

Cost and Expenses
-----------------
Operating expenses                881,440     888,727   2,717,362   2,612,733
Cost of goods sold                152,267     139,574     354,014     343,932
Depreciation                       84,413      74,289     242,394     219,828
                               ----------  ----------  ----------  ----------
  Total cost and expenses       1,118,120   1,102,590   3,313,770   3,176,493
                               ----------  ----------  ----------  ----------

Income from operations            502,301     561,535     543,728     787,689
                               ----------  ----------  ----------  ----------

Other Income (Expense)
----------------------
Gain on sale of fixed assets          -           -        58,034         -
Interest and dividend income        3,671       5,248      14,053       9,972
Interest expense                  (67,880)    (67,122)   (198,103)   (198,045)
                               ----------  ----------  ----------  ----------
  Total other income (expense)    (64,209)    (61,874)   (126,016)   (188,073)
                               ----------  ----------  ----------  ----------

Income Before Provision for
 Income Tax                       438,092     499,661     417,712     599,616

Income Tax Expense                194,768     223,354     188,000     235,200
                               ----------  ----------  ----------  ----------

Net Income                     $  243,324  $  276,307     229,712     364,416
                               ==========  ==========

Retained Earnings
-----------------

Beginning of period                                     3,547,402   2,954,917
                                                       ----------  ----------

Redemption of Stock                                       (25,362)
-------------------

End of period                                          $3,751,752  $3,319,333
                                                       ==========  ==========

Net Income Per Share           $   136.01  $   154.36  $   128.40  $   203.58
                               ==========  ==========  ==========  ==========

See accountant's review report.
The accompanying notes are an integral part of these financial statements.


                                       14
------------------------------------------------------------------------------

                                PISMO COAST VILLAGE, INC.
                                -------------------------
                          STATEMENTS OF CASH FLOWS (UNAUDITED)
                          ------------------------------------
                        NINE MONTHS ENDED JUNE 30, 2010 AND 2009
                        ----------------------------------------
                                         2010                    2009
                                 ---------------------- ----------------------
Cash Flows From Operating Activities
------------------------------------
Net Income                                   $  229,712             $  364,416
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Depreciation                   $  242,394             $  219,828
  Gain on sale of property          (58,034)
 (Increase) Decrease in accounts
  receivable                           (123)                26,965
  Increase in inventory             (10,339)               (47,526)
  Increase in
   current deferred taxes              (800)               (11,100)
 (Increase) Decrease in prepaid
   income taxes                    (103,900)               153,000
  Decrease in prepaid expenses       37,059                  8,047
  Decrease in other assets            3,294                  3,294
  Decrease in accounts
   payable and accrued expenses     (40,143)               (43,798)
  Decrease in accrued salaries
   and vacation                    (121,762)               (99,787)
  Increase in rental
   deposits                         589,653                531,211
  Decrease in income taxes
   payable                          (51,000)                   -
  Increase in deferred taxes          5,300                 77,900
                                 ----------             ----------
  Total adjustments                             491,599                818,034
                                             ----------             ----------
  Net cash provided by
   operating activities                         721,311              1,182,450

Cash Flows From Investing Activities
------------------------------------
Capital Expenditures               (592,724)              (780,252)
Proceeds from sale of property      186,686                    -
Decrease in investment in CD            -                   93,819
                                 ----------             ----------
  Net cash used in investing
   activities                                  (406,038)              (686,433)

Cash Flows From Financing Activities
------------------------------------
Redemption of stock                 (28,500)                   -
Borrowings on long-term debt         48,844                    -
Principal payments on note
 payable                           (310,573)               (36,417)
                                 ----------             ----------
  Net cash (used in) provided
   by financing activities                     (290,229)               (36,417)
                                             ----------             ----------

 Net increase (decrease) in
  cash and cash equivalents                      25,044                459,600

Cash and Cash Equivalents -
----------------------------
 Beginning of Period                          1,672,045              1,253,540
 -------------------                         ----------             ----------

Cash and Cash Equivalents -
----------------------------
 End of Period                               $1,697,089             $1,713,140
 -------------                               ==========             ==========

Schedule of Payments of Interest and Taxes
------------------------------------------
Payments for interest                        $  198,103             $  198,045
Payments for income tax                      $  278,379             $   80,002

See accountant's review report.
The accompanying notes are an integral part of these financial statements.


                                      15
-------------------------------------------------------------------------------

                         PISMO COAST VILLAGE, INC.
                         -------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
     JUNE 30, 2010 AND 2009 (UNAUDITED) AND SEPTEMBER 30, 2009 (AUDITED)
     -------------------------------------------------------------------


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

Earnings Per Share
------------------
The earnings per share are based on the 1,789 shares issued and outstanding. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with maturities of three months or less when purchased, to be cash equivalents.

Concentration of Credit Risk
----------------------------
At June 30, 2010, the Company had cash deposits in excess of the $250,000 federally insured limit with Santa Lucia Bank of $1,458,165; however, in the past the Company has used an Excess Deposit Insurance Bond which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. The FDIC's Temporary Transaction Account Guarantee Program provides unlimited coverage for non-interest bearing accounts until December 31, 2013. Santa Lucia Bank is participating in the Temporary Liquidity Guarantee Program which is a requirement to obtain the non-interest bearing coverage.

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


                                       16
------------------------------------------------------------------------------


PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2010 AND 2009 (UNAUDITED) AND SEPTEMBER 30, 2009 (AUDITED)
-------------------------------------------------------------------
PAGE 2
------


Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

Advertising
-----------
The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $33,246 and $32,786 for the nine months ended June 30, 2010 and 2009, respectively. There was no advertising expense capitalized in prepaid expense.

New Accounting Pronouncements
-----------------------------

STANDARDS ADOPTED

In May 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We implemented this guidance during the first quarter of fiscal 2010 and we expanded our disclosures accordingly. See Note 9 to these financial statements.

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


                                       17
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2010 AND 2009 (UNAUDITED) AND SEPTEMBER 30, 2009 (AUDITED)
-------------------------------------------------------------------
PAGE 3
------


Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets
---------------------------------------------------------------------------
At June 30, 2010, September 30, 2009 and June 30, 2009, property and equipment included the following:

                              June 30, 2010  September 30, 2009  June 30, 2009
                              -------------  ------------------  -------------
  Land                         $ 9,957,263      $10,085,915       $ 9,994,935
  Building and resort
   improvements                  9,920,916        9,344,007         9,336,478
  Furniture, fixtures,
   equipment and leasehold
   improvements                    807,274          803,373           820,935
  Transportation equipment         489,899          422,938           422,938
  Construction in progress          85,719          144,057           144,057
                               -----------      -----------       -----------

                                21,261,071       20,800,290        20,719,343
  Less: accumulated
   depreciation                 (7,223,356)      (6,984,255)       (6,931,752)
                               -----------      -----------       -----------
                               $14,037,715      $13,816,035       $13,787,591
                               ===========      ===========       ===========

Note 3 - Line of Credit
-----------------------
The Company renewed its revolving line of credit for $500,000, expiring March 2011. The interest rate is variable at one percent over West Coast Prime, with an initial rate of 6.00 percent at June 30, 2010. The purpose of the loan is to augment operating cash needs in off-season months. There was no outstanding amount for the line of credit at June 30, 2010 and at June 30, 2009.

Note 4 - Notes Payable
----------------------
The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano. The total loan currently outstanding is $1,768,758.62 and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande with Santa Lucia Bank. The loan was originated on May 8, 2008. The total loan currently outstanding is $2,893,692 and financed over a period of ten years at a variable interest rate currently at 5.5%. The payments are currently $16,566 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $49,910.93 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal.

Future minimum payments are as follows:

               Year Ended June 30,
               -------------------
                      2011                        $  116,587
                      2012                           117,989
                      2013                           125,136
                      2014                           132,024
                      2015                           139,297
                   Thereafter                      4,081,328
                                                  ----------
                                                  $4,712,361
                                                  ==========

                                       18
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2010 AND 2009 (UNAUDITED) AND SEPTEMBER 30, 2009 (AUDITED)
-------------------------------------------------------------------
PAGE 4
------


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

The Company redeemed 1 share of Common stock from a single shareholder in the current quarter for $28,500. At this time the stock has not been retired.

Note 6 - Income Taxes
---------------------
The provision for income taxes is as follows:

                                     June 30, 2010      June 30, 2009
                                     -------------      -------------
          Income tax expense            $188,000           $235,200
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

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of June 30, 2010, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2006 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2005.


                                       19
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2010 AND 2009 (UNAUDITED) AND SEPTEMBER 30, 2009 (AUDITED)
-------------------------------------------------------------------
PAGE 5
------


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


Note 7 - Operating Leases (Continued)
-------------------------------------
Future minimum lease payments under the first property lease and an obligation to lease equipment are as follows:

               Year Ended June 30,
               -------------------
                      2011                           $ 62,808
                      2012                             62,808
                      2013                             57,624
                      2014                             38,416
                      2015                                -
                   Thereafter                             -
                                                     --------
                                                     $221,656
                                                     ========

Rent expense under these agreements was $69,614 and $71,305 for the nine months ended June 30, 2010 and 2009, respectively.

Note 8 - Employee Retirement Plans
----------------------------------
The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company's matching portion of the 401(k) plan was $42,989 for the nine months ended June 30, 2010. The contribution to the pension plan for the nine months ended June 30, 2009 was $34,881.

Note 9 - Subsequent
-------------------
The Company evaluates subsequent events through the date the financial statements are issued, which for the quarterly period ended June 30, 2010 is August 13, 2010. No material subsequent events were identified during this period.


                                       20
------------------------------------------------------------------------------