Form 10-K
period 2010-09-30
PISMO COAST VILLAGE INC
filed 2010-12-06
CIK 216877

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
                                  ---------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended September 30, 2010
                              ------------------
    OR

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


                                       1
------------------------------------------------------------------------------

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

 [ ] Large accelerated filer            [ ] Accelerated filer
 [ ] Non-accelerated filer              [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter. $49,989,000

          APPLICABLE ONLY TO REGISTRANT'S INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes
of common stock, as of the latest practicable date.   1,789

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2010 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 15, 2011 are incorporated by reference into Part III.


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


                                       3
------------------------------------------------------------------------------

COMPETITION
The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities which include 39 Channels of Satellite TV, high-speed wireless Internet service throughout the property, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service which includes RV storage and RV repair and service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In November 2007, Pismo Coast Village RV Resort was awarded the designation of 2007/2008 RV Park of the Year, Large Park Category, by the National Association of RV Parks and Campgrounds (ARVC) which has a membership of more than 3,900 properties. Pismo Coast Village RV Resort also received national Park of the Year honors in 1999, 1997, and 1995. In fiscal year 2004, Pismo Coast Village RV Resort was awarded the designation of RV Park of the Year - Mega Park Category 2004 by the California Travel Parks Association (CTPA), now known as the California Association of RV Parks and Campgrounds(CalARVC). These factors allow the Resort to price its site rental fees above most of its competition based on perceived value received.

Competition for the tourist market is strong between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's Internet web page to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $58,138 for fiscal year 2010 which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

------------------------------------------------------------------------------

EMPLOYEES
As of September 30, 2010, the Company employed approximately 56 people with 22 of these on a part-time basis and 34 on a full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 56 employees to 63 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION
The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing operational expenses and conducting a local comparative rate study, the Board voted not to increase RV storage, however, there was a two dollar per regular weekend and weekday night site rental rate increase effective January 1, 2010. It is anticipated the proposed rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

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

In 1980, the Company purchased a 2.1 acre parcel of real property located at 2250 22nd Street, Oceano, California, at a price of $66,564. The property is being used by the Company as a storage facility for recreational vehicles. The storage capacity of this lot is approximately 124 units.

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

On December 31, 1998, the Company closed escrow on a parcel of property to be developed as an additional RV storage facility. The 5.5 acre property is located in Oceano adjacent to existing Company RV storage. On October 14, 1999, construction was completed and the Company received County approval to occupy the premises. The property was purchased for $495,000, of which $395,000 was financed and paid in full in July 2000. Development cost amounted to $195,723 and was allocated from operational cash flow. Storage capacity for this property is approximately 405 units and is currently full. The property is in good condition and being held as collateral for the note on the properties purchased in 2006.

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

Due to the continued demand for RV storage and the denial of the aforementioned permit, the Board of Directors elected to purchase additional property. On January 11, 2006, the Company closed escrow on a six-acre property previously developed as an RV storage facility. The purchase price was $2.1 million, and included approximately 80 existing storage customers. This property had been permitted and developed the previous year, and is considered in good condition with a capacity of approximately 264 units.

On April 6, 2006, the Company purchased the 2.2 acre property in Oceano it previously rented from Union Pacific Railroad for RV storage. The purchase price was $925,000 and the condition is considered good. The lot is operating at full capacity with 181 units.

On May 9, 2008, the Company closed escrow on a 19.55 acre property in Arroyo Grande to be developed for RV storage. The purchase price was $3.1 million for the undeveloped land. The Company received a development permit through the County of San Luis Obispo Planning Commission. The development was completed in May 2010 and the storage capacity is expected to be approximately 900 units.

Funding for these acquisitions was obtained through a local lending institution with a balance owed as of September 30, 2010, of $4,636,645.

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

1. TRAILER STORAGE YARDS
In 1986 the Company leased a parcel of land 100 feet wide by 960 feet long from the Union Pacific Railroad Corporation. The property is being used by the Company as a storage facility for recreational vehicles. Capital improvements in the amount of $40,000 were made to this property, which provides storage for approximately 181 units. On July 29, 2005, Union Pacific Railroad Corporation sold the property to the Weyrick Family Trust who, after entering into a five-year lease, agreed to sell the property to the Company for $925,000. This transaction was completed April 6, 2006.

Associated with the previously mentioned property, and included within the fenced storage perimeter, is the lease of a ten foot by 960 foot section belonging to Union Pacific Railroad. This lease also allows for the Company's fence to encroach upon the lessor's property. This annual lease is currently $1,739, with a 3% automatic annual increase.

In 1991 the Company developed a lease for a five-acre RV storage lot at the Oceano Airport clear zone as storage for approximately 312 RVs. This lot was developed to replace a 100-unit storage lot that was closed when the lease was not renewed. Construction was completed in January 1992 and capital improvements in the amount of $330,768 were made to this property of which $300,000 was financed and paid in full during Fiscal 1997. The original lease on the storage lot was for five years and the Company has executed a third five-year option with the County of San Luis Obispo which expired December 31, 2006. In response to the Company's request for another five-year extension, the County has answered that, until the Oceano Airport Master Plan is updated, the lease will be a month-to month holdover.

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 per month for the second year and continuing years are tied to the "CPI" index. During fiscal year 2010, lease payments were made in the amount of $35,201. Current rent payments are $2,933 and may be impacted in the future by the flood district assessment.

In March of 2006, the Company entered into a seven-year lease with Sheridan Properties LP (formerly Vawter Investments, LP), owners of four acres the Company will utilize for RV storage. The Company developed the property and received concessions through limited free and discounted rent. The property was occupied for storage in June 2006 and stores approximately 146 units.

Lease payments are currently $4,802 per month and will escalate March 1st of each year by the Consumer Price Index (CPI). During fiscal year 2010, lease payments were made in the amount of $57,618.

The Resort leases out areas to other companies to insure that the best service and equipment are available for guest use. These areas are leased from the Company pursuant to the herein below described leases.


                                       7
------------------------------------------------------------------------------

1. RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC.
This agreement is dated November 1, 2010, and pursuant to this agreement, the Company granted Coin Amusements, Inc. the concession to operate various coin-operated game units at the Resort. The one year term expires on October 31, 2011, and continued renewal is expected without significant impact.

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

3. PISMO COAST INVESTMENTS
The Company renewed a lease agreement with Ms. Jeanne Sousa, a California Corporations Licensed Broker, for the lease of a 200-square foot building at the Resort from which she conducts sales activities in the Company's stock. The term of the lease is for three years commencing on January 1, 2011, and ending on December 31, 2013. Continued renewal is expected without significant impact. Termination or cancellation may be made by either Lessor or Lessee by giving the other party sixty (60) days written notice.

ITEM 3. LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 4. (REMOVED AND RESERVED).

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a. MARKET INFORMATION
There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company shares as Pismo Coast Investments. The last transaction the Company is aware of occurred September 25, 2010, at a price of $28,500 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

b. HOLDERS
The approximate number of holders of the Company's common stock on September 30, 2010, was 1,551.

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


                                       8
------------------------------------------------------------------------------

e. RECENT SALES OF UNREGISTERED SECURITIES: USE OF PROCEEDS FROM REGISTERED SECURITIES
The Company does not have sales of unregistered securities.

f. COMPANY PURCHASES OF EQUITY SECURITIES
The Company redeemed 10 shares of Common stock from a single shareholder in the second quarter of fiscal year 2008 for $280,000. In addition, the Company redeemed one share of Common stock from a single shareholder in the fourth quarter of fiscal year 2010 for $28,500. At this time the stock has not been retired.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses the Company's financial condition as of September 30, 2010, compared with September 30. 2009. The discussion should be read in conjunction with the audited consolidated financial statement and the related notes to the financial statement and the other financial information included elsewhere in this Form 10-K.

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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Site occupancy for fiscal year 2010 was down slightly due to weather and impact of economy related issues. Occupancy projections look equal to last year at the beginning of fiscal year 2011. Revenues from ancillary operations such as the General Store, arcade, and bike rental, with the exception of RV service and laundromat, are flat to slightly down at year end. Management feels any significant revenue downturn is directly related to the economy, and this trend will continue well into fiscal year 2011.

RV storage continues to provide a significant portion of the Company's revenue. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

After years with no debt, the Board of Directors approved expansion of the RV storage program and understood this investment would require substantial financing. Management has made it a high priority to affect timely construction and successful marketing in order to maximize return on this investment.

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

CURRENT OPERATING PLANS
The Board of Directors continues its previously established policy by adopting a stringent conservative budget for fiscal year 2011, which projects a positive cash flow of approximately $1,126,938 from operations. This projection is based on paid site occupancy remaining even with fiscal year 2010 and receiving new storage customers at a moderate rate. While the Company projects a positive cash flow, this cannot be assured for fiscal year 2011.

FINANCIAL CONDITION
The business of the Company is seasonal and is concentrated on prime days of the year which are defined as follows: President's Day Weekend, Easter week, Memorial Day Weekend, summer vacation months, Labor Day, Thanksgiving Weekend, and Christmas vacation. There are no known trends which affect business or affect revenue.


                                      10
------------------------------------------------------------------------------

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

Net cash provided by operating activities totaled $789,041 in 2010, compared to $1,257,629 in 2009, due to decreased net income, increased depreciation, decrease in deferred income tax, and decrease in prepaid income taxes.

During fiscal year 2010, cash investments of $605,563 included developing twenty acres into RV storage, a new trailer towing truck, and hardware for upgrading the resort's Wi-fi system. During fiscal year 2009, cash investments of $884,275 included upgrading 51 campsites, renovating the pool facility, upgrading the switchgear for incoming electric, and road paving. As of September 30, 2010, the Company carried a debt of $4,636,645 as a result of acquiring the three RV storage properties.

With the possibility of requiring additional funds for planned capital improvements and the winter season, the Company maintains a $500,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal year 2010's current ratio (current assets to current liabilities) of
1.58 increased from fiscal year 2009's current ratio of 1.51. The increase in current ratio is the result of an increase in cash and cash equivalents, and a decrease in accounts payable and accrued liabilities, a decrease in accrued salaries and vacations, and a decrease in income taxes payable.

Working Capital increased to $727,896 at the end of fiscal year 2010, compared with $665,001 at year end fiscal year 2009. This increase is primarily a result of increased cash and cash equivalents, and a decrease in accounts payable.

CAPITAL RESOURCES AND PLANNED EXPENDITURES
The Company plans capital expenditures up to $526,000 in fiscal year 2011 to further enhance the Resort facilities and services. This would include site renovation for 27 sites, road paving on the resort, and a two-door freezer in the General Store. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.


                                      11
------------------------------------------------------------------------------

RESULTS OF OPERATIONS

YEAR TO YEAR COMPARISON

Revenue: Operating revenue, interest and other income decreased below the prior fiscal year ended September 30, 2009, by $51,210, or 0.87%.

                              REVENUE BY SEGMENT
                              ------------------

                                      2010                 2009
                                   ----------           ----------
          OCCUPANCY
          ---------
          % of Shareholder Site Use     23.3%                23.8%
          % of Paid Site Rental         50.4%                52.0%
          % Total Site Occupancy        74.6%                75.8%
          % of Storage Rental           64.0%                99.0%
          Average Paid Site        $    47.06           $    45.54

          RESORT OPERATIONS
          -----------------
          Site Rental              $3,461,780           $3,459,464
          Storage Operations        1,107,730            1,149,407
          Support Operations          128,982              147,719
                                   ----------           ----------
            Total                   4,698,492            4,756,590

          RETAIL OPERATIONS
          -----------------
          Store                       620,206              682,038
          RV Repair/Parts store       425,937              421,904
                                   ----------           ----------
            Total                   1,046,143            1,103,942

          INTEREST INCOME              17,787               14,898
          OTHER INCOME                 60,534                  -
                                   ----------           ----------
         TOTAL REVENUE             $5,822,956           $5,875,430
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

2010 COMPARED WITH 2009
Resort operations income decreased $40,312, or 0.85%, primarily due to RV storage and spotting activity decreasing $42,110, or 3.6%, below the previous year. While paid site occupancy was down 3.2%, site revenue was up 0.07% due to rate increases.

The decrease in RV storage activity is a reflection of decreased shareholder and general public occupancy and the impact on trailer spotting. RV Storage revenue was down due to restructuring the storage lots and the loss of storage customers due to the economy. Occupancy projections for site rental and RV storage continue to look flat well into 2011.


                                      12
------------------------------------------------------------------------------

Retail operations income decreased $57,798, or 5.2%, due to a $61,832, or 9.0%, decrease in the General Store business. Additionally, the RV Service operation increased $4,033, or 0.95%, above the previous year. Management feels this decrease in retail activity is a reflection on the current economy and resort visitors are more selective on purchases. In an effort to maximize revenue, management continues to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service.

Interest and Other Income increased $64,687, or 474%, above the previous year as a result of selling a small parcel of storage property after a lot line adjustment, and interest on increasing cash and cash equivalents. Reserves are maintained in preparation for capital expenditure projects to improve the Resort's facilities and services.

Operating Expenses increased $72,498, or 1.9%, as a result of employee insurance benefits, workers' compensation, property taxes, vehicle expense, and utilities. Due to increasing medical and workers' compensation insurance expense, management reduced labor 2.8% below the previous year by initiating a wage freeze affecting all employees.

Maintaining a conservative approach, most expense items were managed well below Plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Interest Expense decreased from $264,511 in fiscal year 2009 to $261,122 in 2010. This 1.3% decrease was due to interest adjustments on financing the RV storage properties.

Income before provision for income taxes of $947,019, a 11.7% decrease below last year, is reflective of the Company's decrease in resort operations and retail operations income, increase in operating expenses, and increased depreciation.

Net income of $513,393 for fiscal year 2010 shows a decrease of $79,092, or 13.3%, below a net income of $592,485 the previous year. This decrease in net income is a reflection of decreased income, and increased operating expenses including depreciation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                      15
------------------------------------------------------------------------------

                       REPORT OF INDEPENDENT REGISTERED
                       --------------------------------
                            PUBLIC ACCOUNTING FIRM
                            ----------------------



To the Board of Directors and
Stockholders of Pismo Coast Village Inc.
Pismo Beach, California

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (a California corporation) as of September 30, 2010 and 2009, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                             BROWN ARMSTRONG ACCOUNTANCY CORPORATION


Bakersfield, California
November 13, 2010


                                      16
------------------------------------------------------------------------------

                          PISMO COAST VILLAGE, INC.
                          -------------------------
                                BALANCE SHEETS
                                --------------
                         SEPTEMBER 30, 2010 AND 2009
                         ---------------------------
                                                     2010           2009
                                                  -----------    -----------
                                    ASSETS
                                    ------
Current Assets
--------------
Cash and cash equivalents                         $ 1,727,123    $ 1,672,045
Accounts receivable                                    24,584         21,908
Inventory                                             127,904        132,154
Current deferred taxes                                 73,300         74,100
Prepaid expenses                                       33,992         61,491
                                                  -----------    -----------
 Total current assets                               1,986,903      1,961,698

Pismo Coast Village Recreational
--------------------------------
 Vehicle Resort and Related Assets - Net           13,966,429     13,816,035
 ---------------------------------------

Other Assets                                           31,451         35,844
------------                                      -----------    -----------
 Total Assets                                     $15,984,783    $15,813,577
                                                  ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities
-------------------
Accounts payable and accrued liabilities          $   161,663    $   180,921
Accrued salaries and vacation                         170,279        185,246
Rental deposits                                       771,211        767,488
Income taxes payable                                   41,800         51,000
Current portion of long-term debt                     114,054        112,042
                                                  -----------    -----------
 Total current liabilities                          1,259,007      1,296,697

Long-Term Liabilities
---------------------
Long-term deferred taxes                              506,200        491,100
N/P Donahue Trans Service                              42,821            -
N/P Santa Lucia Bank                                4,528,128      4,862,046
                                                  -----------    -----------
 Total Liabilities                                  6,336,156      6,649,843
                                                  -----------    -----------

Stockholders' Equity
--------------------
Common stock - no par value, 1,800 shares
 issued, 1,789 shares outstanding                   5,613,194      5,616,332
Retained earnings                                   4,035,433      3,547,402
                                                  -----------    -----------
 Total stockholders' equity                         9,648,627      9,163,734
                                                  -----------    -----------
 Total Liabilities and
 Stockholders' Equity                             $15,984,783    $15,813,577
                                                  ===========    ===========

The accompanying notes are an integral part of these financial statements.


                                      17
------------------------------------------------------------------------------

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
                  ------------------------------------------
                    YEARS ENDED SEPTEMBER 30, 2010 AND 2009
                    ---------------------------------------

                                                      2010        2009
                                                   ----------  ----------
Income
------
Resort operations                                  $4,716,278  $4,756,590
Retail operations                                   1,046,144   1,103,942
                                                   ----------  ----------
 Total income                                       5,762,422   5,860,532
                                                   ----------  ----------

Costs and Expenses
------------------
Operating expenses                                  3,798,676   3,726,178
Cost of goods sold                                    507,408     516,449
Depreciation                                          326,518     294,143
                                                   ----------  ----------
 Total costs and expenses                           4,632,602   4,536,770
                                                   ----------  ----------

Income from operations                              1,129,820   1,323,762

Other Income (Expense)
----------------------
Interest/dividend income                               17,787      14,898
Interest expense                                     (261,122)   (264,511)
Gain/(Loss) on Disposal of Assets                      60,534      (1,264)
                                                   ----------  ----------
 Total other income (expense)                        (182,801)   (250,877)
                                                   ----------  ----------

Income Before Provision
-----------------------
 for Income Taxes                                     947,019   1,072,855
 ----------------

Income Tax Expense                                    433,626     480,400
------------------                                 ----------  ----------

Net Income                                            513,393     592,485
----------

Retained Earnings -
-------------------
 Beginning of Year                                  3,547,402   2,954,917
 -----------------                                 ----------  ----------

Redemption of Stock                                   (25,362)        -
-------------------

Retained Earnings -
-------------------
 End of Year                                       $4,035,433  $3,547,402
 -----------                                       ==========  ==========

Net Income Per Share                               $   286.97  $   331.00
--------------------                               ==========  ==========

The accompanying notes are an integral part of these financial statements.


                                      18
------------------------------------------------------------------------------

                          PISMO COAST VILLAGE, INC.
                          -------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                    YEARS ENDED SEPTEMBER 30, 2010 AND 2009
                    ---------------------------------------
                                                       2010        2009
                                                    ----------  ----------
Cash Flows From Operating Activities
------------------------------------
Net income                                          $  513,393  $  592,485
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
Depreciation                                           326,518     294,143
Decrease in deferred income tax                         15,900     144,200
(Gain)/Loss on disposal of fixed assets                (60,534)      1,264
(Increase)/Decrease in accounts receivable              (2,676)     21,390
Decrease/(Increase) in inventory                         4,250     (15,187)
Decrease/(Increase) in prepaid expenses                 27,499     (42,050)
(Increase)/Decrease in prepaid income taxes                -       189,800
Decrease in other assets                                 4,393       4,392
(Decrease)/Increase in accounts payable
 and accrued liabilities                               (19,258)      2,651
(Decrease)/Increase in accrued salaries
 and vacation                                          (14,967)     30,205
Increase/(Decrease) in rental deposits                   3,723     (16,664)
Increase (Decrease) in income taxes payable             (9,200)     51,000
                                                    ----------  ----------
 Total adjustments                                     275,648     665,144
                                                    ----------  ----------
Net cash provided by operating activities              789,041   1,257,629
                                                    ----------  ----------

Cash Flows From Investing Activities
------------------------------------
Proceeds from sale of property                         189,186         -
Decrease in investment in CD                               -        93,819
Capital Expenditures                                  (605,563)   (884,275)
                                                    ----------  ----------
 Net cash used in investing activities                (416,377)   (790,456)
                                                    ----------  ----------

Cash Flows From Financing Activities
------------------------------------
Redemption of stock                                    (28,500)       -
Borrowings on long-term debt                            44,832        -
Principal payments of note payable                    (333,918)    (48,668)
                                                    ----------  ----------
 Net cash (used in) provided by
  financing activities                                (317,586)    (48,668)
                                                    ----------  ----------
Net increase (decrease) in cash
 and cash equivalents                                   55,078     418,505

Cash and Cash Equivalents -
---------------------------
 Beginning of Year                                   1,672,045   1,253,540
 -----------------                                  ----------  ----------

Cash and Cash Equivalents -
---------------------------
 End of Year                                        $1,727,123  $1,672,045
 -----------                                        ==========  ==========

Schedule of Payments of Interest and Taxes
------------------------------------------
Cash paid for income tax                            $  366,926  $  170,077
Cash paid for interest                              $  261,122  $  264,511

The accompanying notes are an integral part of these financial statements.


                                      19
------------------------------------------------------------------------------

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                          SEPTEMBER 30, 2010 AND 2009
                          ---------------------------


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

F.  Concentration of Credit Risk
    ----------------------------

At September 30, 2010, the Company had cash deposits in excess of the $250,000 federally insured limit with Santa Lucia Bank of $1,451,145; however, in the past the Company has used an Excess Deposit Insurance Bond which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. The FDIC's Temporary Transaction Account Guarantee Program provides unlimited coverage for non-interest bearing accounts until December 31, 2013. Santa Lucia Bank is participating in the Temporary Liquidity Guarantee Program which is a requirement to obtain the non-interest bearing coverage.


                                      20
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2010 AND 2009
---------------------------
PAGE 2
------


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

I.  Advertising
    -----------

The Company follows the policy of charging the costs of non-direct response advertising to expense as incurred. Advertising expense was $58,138 and $60,152 for the years ended September 30, 2010 and 2009, respectively.

J.  Income Taxes
    ------------

The Company uses the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time. ASC Topic 740 requires that amounts recognized in the Balance Sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority. The Company had no material uncertain tax positions as of September 30, 2010 or 2009.

K  New Accounting Pronouncements
   -----------------------------

"Standards Adopted":

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


                                      21
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2010 AND 2009
---------------------------
PAGE 3
------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

In May 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We implemented this guidance during the first quarter of fiscal 2010 and we expanded our disclosures accordingly. See Note 11 to these financial statements.

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

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06 "Improving Disclosures about Fair Value Measurements." The ASU amends previously issued authoritative guidance and requires new disclosures and clarifies existing disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As this requires only additional disclosures, the guidance will have no impact on the Company's financial position or results of operations.

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS
---------------------------------------------------------------------------

At September 30, 2010 and 2009, property and equipment included the following:

                                                 2010          2009
                                             -----------   -----------
      Land                                   $ 9,957,263   $10,085,915
      Building and park improvements          10,242,392     9,344,007
      Furniture, fixtures, equipment
        and leasehold improvements               517,485       803,373
      Transportation equipment                   477,278       422,938
      Construction in progress                    68,277       144,057
                                             -----------   -----------
                                              21,262,695    20,800,290
      Less: accumulated depreciation          (7,296,266)   (6,984,255)
                                             -----------   -----------
                                             $13,966,429   $13,816,035
                                             ===========   ===========


                                      22
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2010 AND 2009
---------------------------
PAGE 4
------


NOTE 3 - LINE OF CREDIT
-----------------------

The Company has a revolving line of credit for $500,000 with Santa Lucia Bank, expiring March 2011. The interest rate is variable at one percent over West Coast Prime with an initial rate of 6.00 percent at September 30, 2010. The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of September 30, 2010 or 2009.

NOTE 4 - NOTE PAYABLE
---------------------

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano, California. The total loan currently outstanding is $1,752,389, and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande, California with Santa Lucia Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,884,062 and financed over a period of ten years at a variable interest rate currently at 5.5%. The payments are currently $16,566 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $48,551 and financed over a period of even years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal.

Principal payments of the note payable are as follows:

            Year Ending September 30,
            -------------------------
                      2011                      $  114,054
                      2012                         119,397
                      2013                         126,635
                      2014                         133,606
                      2015                         140,969
                   Thereafter                    4,050,342
                                                ----------
                                                $4,685,003
                                                ==========

NOTE 5 - FAIR VALUE MEASUREMENTS
--------------------------------

The authoritative guidance for fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.


                                      23
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2010 AND 2009
---------------------------
PAGE 5
------


NOTE 5 - FAIR VALUE MEASUREMENTS (Continued)
--------------------------------------------

The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, and accounts payable. The fair values of cash and cash equivalents, trade receivables, and accounts payable approximate their carrying values due to the short-term nature of these instruments.

Fair values of assets and liabilities measured on a recurring basis at September 30, 2010 and 2009 are as follows:


                               Fair Value Measurements at Reporting Date Using:
                               ------------------------------------------------
                                          Quoted Prices
                                            in Active     Significant
                                           Markets for        Other   Significant
                                            Identical      Observable Unobservable
                                       Assets/Liabilities    Inputs     Inputs
                           Fair Value       (Level 1)       (Level 2)   (Level 3)
                           ----------  ------------------  ---------- ------------
September 30, 2010
------------------
Notes Payable              $4,685,003  $        -          $4,685,003   $   -
                           ----------  ------------------  ---------- ------------

Total Liabilities          $4,685,003  $        -          $4,685,003   $   -
                           ==========  ==================  ========== ============
September 30, 2009
------------------
Notes Payable              $4,974,088  $        -          $4,974,088   $   -
                           ----------  ------------------  ---------- ------------

Total Liabilities          $4,974,088  $        -          $4,974,088   $   -
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

The Company redeemed one share of Common stock from a single shareholder in the current year for $28,500. At this time the stock has not been retired.


                                      24
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2010 AND 2009
---------------------------
PAGE 6
------


NOTE 7- INCOME TAXES
--------------------

The provision for income taxes is as follows:

                                      2010           2009
                                    --------       --------
            Current:
             Federal                $327,500       $261,000
             State                    90,200        105,200
                                    --------       --------
                                     417,700        366,200
            Deferred:
             Federal                   9,900        111,700
             State                     6,000          2,500
                                    --------       --------
                                    $433,600       $480,400
                                    ========       ========

The deferred tax assets (liabilities) are comprised of the following:

                                         2010                  2009
                                 --------------------   --------------------
                                  Current   Long-term    Current   Long-term
                                 ---------  ---------   ---------  ---------
   Deferred tax assets:
    Federal                      $  68,200  $    -      $  69,300  $    -
    State                            5,100       -          4,800       -
   Deferred tax liabilities:
    Federal                            -     (450,600)        -     (441,800)
    State                              -      (55,600)        -      (49,300)
                                 ---------  ---------   ---------  ---------
                                 $  73,300  $(506,200)  $  74,100  $(491,100)
                                 =========  =========   =========  =========

The deferred tax assets (liabilities) consist of the following temporary differences:

                                                2010        2009
                                             ---------   ---------
   Depreciation                              $(506,200)  $(491,100)
                                             ---------   ---------
     Total gross deferred
      tax liabilities                         (506,200)   (491,100)
                                             ---------   ---------
   Vacation accrual                             24,600      23,200
   Federal benefit of state taxes               48,700      50,900
                                             ---------   ---------
      Total gross deferred tax assets           73,300      74,100
                                             ---------   ---------
                                             $(432,900)  $(417,000)
                                             =========   =========


                                      25
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2010 AND 2009
---------------------------
PAGE 7
------


NOTE 7 - INCOME TAXES (Continued)
---------------------------------

The effective income tax rate varies from the statutory federal income tax rate as follows:

                                                             2010    2009
                                                             -----   -----
   Statutory federal income tax rate                         34.0%   34.0%
   Increase (decrease):
     State income taxes, net of federal benefit               5.8     6.6
     Nondeductible variable costs of shareholder usage        6.0     4.6
     Other miscellaneous adjustments                         (0.0)   (0.4)
                                                             -----   -----
     Effective Income Tax Rate                               45.8%   44.8%
                                                             =====   =====

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) Topic 740 (previously Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes"). The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

ASC Topic 740 requires, among other things, the recognition and measurement of tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of September 30, 2010, the Company did not maintain any tax positions that did not meet the "more likely than not" threshold and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns generally remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2007 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2006.

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


                                      26
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2010 AND 2009
---------------------------
PAGE 8
------


NOTE 8 - OPERATING LEASES (Continued)
-------------------------------------

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $432 per month.

Future minimum lease payments under the second property lease and the obligation to lease equipment are as follows:

           Year Ended September 30,
           ------------------------
                     2011                  $ 62,808
                     2012                    61,512
                     2013                    57,624
                     2014                    24,010
                     2015                       -
                  Thereafter                    -
                                           --------
                                           $205,954
                                           ========

Rent expense under these agreements was $94,558 and $94,511 for the years ended September 30, 2010 and 2009, respectively.

NOTE 9 - EMPLOYEE RETIREMENT PLANS
----------------------------------

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan, for the years ended September 30, 2010 and 2009, is $54,215 and $48,021, respectively.


                                      27
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
SEPTEMBER 30, 2010 AND 2009
---------------------------
PAGE 9
------

NOTE 10 - OPERATING EXPENSES
----------------------------

Operating expenses for the years ended September 30, 2010 and 2009 consisted of the following:

                                             2010             2009
                                         -----------      -----------
          Administrative salaries        $   383,702      $   401,003
          Advertising and promotion           58,138           60,152
          Auto and truck expense             116,801          109,954
          Bad debts                              -             19,091
          Contract services                   69,703           67,654
          Corporation expense                 52,212           57,919
          Custodial supplies                  27,762           25,595
          Direct labor                     1,323,326        1,355,347
          Employee travel and training        17,019           20,873
          Equipment lease                      5,227            5,962
          Insurance                          380,310          282,360
          Miscellaneous                       31,259           33,752
          Office supplies and expense         46,574           52,878
          Payroll tax expense                145,072          142,359
          Payroll service                      9,670            8,506
          Pension plan match                  54,215           48,021
          Professional services               98,625           91,299
          Property taxes                     171,587          124,132
          Recreational supplies                3,887            4,761
          Rent - storage lots                 94,558           94,511
          Repairs and maintenance            123,407          170,490
          Retail operating supplies            5,938            9,416
          Security                             4,043            3,924
          Service charges                    111,533          104,153
          Taxes and licenses                   8,211            7,318
          Telephone                           31,688           30,543
          Uniforms                            24,943           21,135
          Utilities                          399,266          373,070
                                         -----------      -----------
           Total Operating Expenses      $ 3,798,676      $ 3,726,178
                                         ===========      ===========


NOTE 11 - SUBSEQUENT EVENTS
---------------------------
The Company evaluates subsequent events through the date the financial statements are issued, which for the year ended September 30, 2010 is November 13, 2010. No material subsequent events were identified during this period.


                                      28
------------------------------------------------------------------------------

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------
                           ON ADDITIONAL INFORMATION
                           -------------------------


To the Board of Directors and
Stockholders of Pismo Coast Village, Inc.
Pismo Beach, California


Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2010 and 2009 appears on page 3. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of income (unaudited) for the three months ended September 30, 2010 and 2009 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.


                               BROWN ARMSTRONG ACCOUNTANCY CORPORATION


Bakersfield, California
November 13, 2010


                                      29
------------------------------------------------------------------------------

                          PISMO COAST VILLAGE, INC.
                          -------------------------
                       STATEMENTS OF INCOME (UNAUDITED)
                       --------------------------------
                THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                ----------------------------------------------

                                               2010                 2009
                                            ----------           ----------
Income
------
Resort operations                           $1,562,213           $1,537,356
Retail operations                              342,711              358,994
                                            ----------           ----------
 Total income                                1,904,924            1,896,350

Costs and Expenses
------------------
Operating expenses                           1,081,314            1,113,445
Cost of goods sold                             153,394              172,517
Depreciation                                    84,124               74,315
                                            ----------           ----------
 Total costs and expenses                    1,318,832            1,360,277
                                            ----------           ----------

Income from operations                         586,092              536,073

Interest income                                  3,734                4,926
Interest expense                               (63,019)             (66,466)
Gain/(Loss) on sale of fixed assets              2,500               (1,264)
                                            ----------           ----------
 Total other income (expense)                  (56,785)             (62,804)
                                            ----------           ----------

Income Before Provision for Income Taxes       529,307              473,269
----------------------------------------

Provision for Tax Expense                      245,626              245,200
-------------------------                   ----------           ----------

Net Income                                  $  283,681           $  228,069
----------                                  ==========           ==========

Earnings Per Share                          $   158.57           $   127.41
------------------                          ==========           ==========


                                      30
------------------------------------------------------------------------------

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer (who is our principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2010 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures were effective as of such date.

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


                                      31
------------------------------------------------------------------------------

As of September 30, 2010, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of September 30, 2010.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Inapplicable.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

a. The Company's Directors were chosen at the Shareholder's Annual Meeting held January 16, 2010. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

LOUIS BENEDICT, Director                                               Age 83
Louis Benedict served in the U. S. Navy from 1944 to 1946, and again during the Korean War, from 1952 to 1953. He attended the University of Southern California, majoring in electrical engineering, and following that earned a B.S. degree in electrical engineering at the University of Colorado. Mr. Benedict was employed from 1957 to 1962 as a project engineering manager with Lockheed Missiles and Space, from 1962 to 1964 as a vice president with William A. Revelle Corporation, and from 1964 to 1966 as an engineering section manager with Lockheed Missiles and Space. From 1966 to 1975, he was employed as the director of subcontract administration with Litton Industries, from 1975 to 1994 as vice president of contract administration for Datametrics Corporation, and from 1994 until his retirement in 1998 as a consultant in the field of U. S. defense contracts administration. Mr. Benedict has served on the Board of Directors since November 2002.


                                      32
------------------------------------------------------------------------------

KURT BRITTAIN, Director and Vice President - Secretary                  Age 80
After his Marine Corps service, Mr. Brittain was employed for more than thirty-three years by Orange County, California, prior to his retirement in 1986. His background includes public works, flood control and manager of the county's harbors, beaches and parks system. He was in charge of three harbors, seven beaches and more than twenty-six parks, three of which were camping parks. He has completed extension courses in business administration, management, recreation and real estate. Mr. Brittain has been a member of the Board from March 1990 to July 1999 and from January 2002 to present, serving one year as Vice President - Administration and five years as Executive Vice President. He is currently serving a ninth year as Vice President - Secretary.

HARRY BUCHAKLIAN, Director                                              Age 78
Harry Buchaklian has a B.A. degree from C.S.U.F. in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College and technical supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He has been a member of the Board from March 1981 to January 1992 and from September 1995 to present, serving one year as Executive Vice President, and as a chairman of the Policy and Audit Committees. Mr. Buchaklian is currently chairman of the Environmental, Health and Safety Advisory Committee.

RODNEY ENNS, Director                                                   Age 57
Rodney Enns has a B.S. in computer engineering from California State University, Fresno, and a secondary math teaching credential from the state of California. He was president, owned and operated, Ennsbrook Ent., an incorporated poultry enterprise, from 1975 to 1995. Mr. Enns then worked as an electrical engineer at Voltage Multiplers, Inc., and was promoted to senior engineer before leaving in August 2005. He is currently teaching high school mathematics at Mission Oak High School in Tulare, California. He has been a member of the Board of Directors since November 2007.

DOUGLAS EUDALY, Director                                                Age 79
Douglas Eudaly has an associate of arts degree from Fresno City College in elementary education, and a bachelor's degree in elementary education from Fresno State College. He has done doctoral studies at Nova University in Ft. Lauderdale, Florida, and received a Ph.D. from Clayton Theological Institute in Clayton, California. He holds life teaching credentials for elementary and junior high schools, and administrative credentials for preschool through adult school. In 1991 Dr. Eudaly retired from the Fresno Unified School District with thirty-one years of service credit--the last five years as program director for the Disability Awareness Program. He was president of the Fresno Teachers' Association in 1970-1971, as well as chairman of the district's negotiating council and served one term as chief negotiator. He served three years as president of the board of directors for Friendship Center for the Blind, and as chairman of several advisory committees for food banks and other nonprofit organizations. He served more than three years as the deacon chairman at the Evangelical Free Church of Fresno. Dr. Eudaly has served on the Board since January 2002.




                                      33
------------------------------------------------------------------------------

WILLIAM FISCHER, Director                                               Age 77
William (Bill) Fischer and his spouse Joy reside in Simi Valley. He served four years in the U. S. Air Force during the Korean War. He is a graduate of California State University, Northridge, with a B.S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company's corporate office as an accounting supervisor. Texaco, Inc. acquired Getty Oil in 1985, and he was promoted to Manager of Benefits Plan's Accounting. Mr. Fischer was responsible for the Savings/Thrift, 401(k), and ESOP Plans administration until 1989 when he elected early retirement. He was a financial consultant to various companies until 2006. Mr. Fischer also was active in residential real estate from 1989 to 1997, and currently has an active real estate broker's license. He is a member of the Veterans of Foreign Wars, Elks, Moose, and Knights of Columbus organizations. He looks forward to contributing his financial background to the Board. Mr. Fischer has been on the Board since January 2002.

WAYNE HARDESTY, Director                                                Age 76
Wayne Hardesty graduated from Arizona State University in 1955. He was commissioned an Ensign from the Naval Office Candidate School in Newport, Rhode Island in 1956, and was immediately assigned to the Navy Area Audit Office in Los Angeles for duty at U.S.C. and General Dynamics-Pomona. He entered civil service in 1959, and remained with the Audit Office until 1973, at which time he became a price analyst for the U. S. Air Force at Norton Air Force Base working on the Minuteman Project. Mr. Hardesty received his MBA from Southern Illinois University in 1980. He retired from civil service in 1988 and became self-employed, primarily in tax preparation for both individual and business returns. He became a licensed Enrolled Agent in 1989 and currently operates Hardesty Financial Services in Ontario, California. Mr. Hardesty has been a member of the Board since September 2008.

R. ELAINE HARRIS, Director                                              Age 72
R. Elaine Harris retired in 1990 from Pacific Telephone with thirty-one year's service, starting in the business office, then advancing to facility administrator the last ten years of that time. She was active with the Jaycettes Club and has worked on several political campaigns. She is now enjoying retirement and feels very blessed serving on the Board since January 2000. She is looking forward to continuing serving the shareholders.

DENNIS HEARNE, Director                                                 Age 72
Dennis Hearne holds an A.A. degree in business administration from Hartnell Junior College. He served two years in the Navy. Prior to retirement, he was employed in a family agriculture business, L. A. Hearne Company, located in the Salinas Valley for thirty-seven years, and presently serves as the company's chairman of the board. Mr. Hearne has also served on the board of directors of the California Feed and Grain Association in Sacramento and the California Crop Improvement Association in Davis. He is a member of Knights of Columbus, serving as treasurer and financial secretary for fifteen years. Mr. Hearne is a volunteer fireman with more than thirty-five years service in King City, and is the fire department's treasurer. He has been a member of the Board of Directors since September 2006.

GLENN HICKMAN, Director and Executive Vice President                    Age 77
Glenn Hickman has a B.A. in business and a secondary teaching credential from Fresno State University. His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal Resources, a subsidiary of Shell Oil Company. Mr. Hickman has been a member of the Board since July 1999 and is currently serving a ninth year as Executive Vice President.


                                      34
------------------------------------------------------------------------------

TERRIS HUGHES, Director                                                 Age 61
Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in police science. He was employed by Cal Resources LLC for twenty-three years, from 1973 to 1997, holding the position of senior training technician for the last ten years of that time. He is currently employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties are to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. Mr. Hughes has been a member of the Board since January 1996 and served one year as Vice President - Policy.

GARRY NELSON, Director                                                  Age 60
Garry Nelson is the President and General Manager of Vintage Nurseries, which specializes in grapevines and pomegranates. A graduate of Cal Poly San Luis Obispo, Mr. Nelson has been involved in agriculture for more than thirty-six years. Prior to his employment at Vintage Nurseries, he was vice president and chief operating officer for Belridge Farms for many years. Mr. Nelson has served on the Shafter City Council for the past seventeen years, serving as mayor for six of those years, and was recently reelected for a fifth four-year term. He has also served on the board of Bakersfield Memorial Hospital Foundation and on numerous agricultural industry boards. Mr. Nelson has served on the Board since November 2008.

RONALD NUNLIST, Director and Vice President - Operations                Age 72
Ronald Nunlist was employed in the oil business for many years. From 1995 to 1997, he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. From 1997 until his retirement in 1999, Mr. Nunlist was employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations. Mr. Nunlist presently serves as a planning commissioner for the City of Shafter, California. He has been a member of the Board since January 1986, serving five years as President, and is currently serving a ninth year as Vice President - Operations.

GEORGE PAPPI, JR., Director                                             Age 48
Mr. Pappi's current occupation is as a fire claims representative for State Farm Insurance. Other positions held during his twenty years of employment with State Farm Insurance include office manager, property and bodily injury adjustor, fire and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California, and is actively involved in local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004.

JERALD PETTIBONE, Director and President                                Age 84
Jerry Pettibone sold and retired from his company, Pettibone Signs, in Santa Cruz in 1988. He started the company which operated statewide in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985 and 1986. He served on the board of directors of the California Electric Sign Association for twenty-two years and was elected a director emeritus. He has been a member of the Board since January 1993, including three years as Chief Financial Officer, and is currently serving a fourteenth year as President.


                                      35
------------------------------------------------------------------------------

DWIGHT PLUMLEY, Director                                                Age 57
Dwight Plumley attended College of the Sequoias studying electronic engineering and construction real estate. In 1973, he started in the produce equipment industry working for Packers Manufacturing Inc. as a service and installation supervisor. In 1979, he became employed by Pennwalt Corporation, an international equipment producer, as a project manager and supervisor. Mr. Plumley purchased Packers Manufacturing Inc. in 1987, and, as President, produces fruit and vegetable packing and processing systems, from small to multimillion dollar projects, nationwide and internationally. He has also served on the board of directors for Yosemite Bible Camp, a 60-acre facility for up to 350 campers and staff from 1994 to 2006, and served as church Deacon from 1984 to 2004. Mr. Plumley has been a member of the Board of Directors since January 2010.

GARY WILLEMS, Director                                                  Age 56
Gary Willems holds a B.A. degree in music education and a California life teaching credential from Fresno Pacific University. Since July 1, 2007, Mr. Willems has been employed as the Visual and Performing Arts Coordinator and also is the Administrator at the Dunlap Leadership Academy Charter School (an on-line High School) at Kings Canyon Unified School District. Prior to that, he was a Band Director for thirty years in the Dinuba/Reedley area, and was also Head Marching Band Director of the Reedley High School Band from 1985 to 2007. He is an active member of the California Band Directors' Association and is the past president of Fresno and Madera counties' Music Educators' Association. Mr. Willems has served on the Board of Directors since January 2001.

JACK WILLIAMS, Director, Chief Financial Officer and
Vice President - Finance                                                Age 60
Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. He was employed as a financial analyst by Texaco Oil Corporation in the Bakersfield area from 1997 until 1999, and as Chief Financial Officer for Goodwill Industries of South-Central California from March 2000 to November 2004. Mr. Williams was an interim-controller for Diversified Utilities Services, a position he held from April 2005 to December 2005. He established his own C.P.A. practice in 1983, which he continues to own and operate. Mr. Williams has been a member of the Board since January 1995, and is currently serving a fourteenth year as Chief Financial Officer and Vice President - Finance.

b. OTHER OFFICERS AND SIGNIFICANT EMPLOYEES
JAY JAMISON, Chief Executive Officer/General Manager and
Assistant Corporate Secretary                                           Age 57
Jay Jamison has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. In March 2007, the Board changed his title to Chief Executive Officer/General Manager. He has a B.S. degree in Agricultural Management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family's guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed Thousand Trails resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in


                                      36
------------------------------------------------------------------------------

Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. He is a member of the Resort and Commercial Recreation Association and is also a member of the American Quarter Horse Association. Mr. Jamison was appointed to and has served as a commissioner on the Pismo Beach Conference and Visitors Bureau since February 1998, including serving as Chair from August 1999 until February 2009. At the National Association of RV Parks and Campground's Annual Convention in November 1999, Mr. Jamison was appointed to the ARVC Board of Directors representing the ten western states. At the 2001 Annual Convention, he was elected Treasurer of the National Association, a position he held until he termed out December 2005. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross, and served as Board Chairman from June 2006 until July 2008; he still remains on the Board. In February 2006, Mr. Jamison was elected to serve as a commissioner on the California Travel and Tourism Commission, which markets California to potential domestic and international visitors, a position he still holds.

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


                                      37
------------------------------------------------------------------------------

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

g. SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC. The Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended September 30, 2010, by any director or officer.

ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer of Pismo Coast Village, Inc. for the three years ended September 30, 2008, 2009 and 2010. No other person who is currently an executive officer or employee of Pismo Coast Village, Inc. earned salary and bonus compensation exceeding $100,000 during any of those years.








                                 SUMMARY COMPENSATION TABLE
                                --------------------------
(a)           (b)    (c)      (d)     (e)    (f)    (g)          (h)          (i)          (j)
                                                                     Non-
                                                     Non-Equity   Qualified
                                                     Incentive     Deferred      All
Name and                              Stock  Option     Plan         Plan      Other
Principal     Fiscal Salary    Bonus  Awards Awards Compensation Compensation Compensation Total
Position       Year    $         $       $      $          $            $         $           $
------------- ------ -------- ------- ------ ------ ------------ ------------ ------------ --------
Jay N. Jamison 2010  $132,672 $25,000 $  -   $  -   $  -         $  -         $6,307       $163,979
CEO/General    2009  $126,672 $30,800 $  -   $  -   $  -         $  -         $6,065       $163,537
Manager &      2008  $121,800 $24,975 $  -   $  -   $  -         $  -         $5,871       $152,646
Assistant
Corporate
Secretary

COMPENSATION DISCUSSION AND ANALYSIS
The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officer identified in the Summary Compensation Table contained above.


                                       38
------------------------------------------------------------------------------

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Personnel and Compensation/Benefits Committee consists of Glenn Hickman (Chairman), who is an executive officer of the Company serving as Executive Vice President; Kurt Brittain, who is an executive officer and serves as Vice President - Secretary; Terris Hughes, director of the Company; Jerald Pettibone, who is an executive officer and serves as President and Chairman of the Board; Gary Willems, director of the Company; and Jack Williams, who is an executive officer of the company and serves as Chief Financial Officer and Vice President - Finance. All of the members of the Personnel and Compensation/Benefits Committee during 2010 were non-employee directors. There are no other compensation committee interlocks between the Company and other entities involving the Company's executive officers.

COMPENSATION COMMITTEE REPORT
The Personnel and Compensation/Benefits Committee of the Company's Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Securities and Exchange Commission Regulation S-K with management, and based on such review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's 10-K report.

As more fully described below, the Personnel and Compensation/Benefits Committee, made up of members of the Board of Directors, reviews the total direct compensation programs for the CEO.

Notably the salary and other benefits payable to the named executive officer are set forth in an employment agreement which is discussed below.

The CEO reviews the base salary, annual bonus and long-term compensation levels for other employees of the Company. The Personnel and Compensation/Benefits Committee reviews and approves the compensation received by the CEO's direct reports. The entire Board of Directors remains responsible for significant changes to or adoption of new employee benefit plans.

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

* Competitive market compensation paid by other companies for similar positions, experience and performance levels; and


                                       39
------------------------------------------------------------------------------

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

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTED DURING THE LAST FISCAL
YEAR
Not applicable.

LONG TERM INCENTIVE PLANS
Except as described in our 401(k) plan, the Company did not have a long-term incentive plan during the fiscal years ended September 30, 2010 or 2009.

REPORT ON RE-PRICING OF OPTIONS/SARS
Not applicable.

COMPENSATION OF DIRECTORS
During fiscal year 2010, none of the Company's directors received cash remuneration for their service. However, the directors are entitled to reimbursement for out-of-pocket costs and expenses incurred on behalf of the Company, and mileage reimbursement for travel to and from meetings upon request. Since this reimbursement is on a fully accountable basis, there is no portion treated as compensation. In addition, they are entitled to use of the Resort for attending meetings and are provided with food and refreshments in connection with Board Meetings. The aggregate value of the foregoing during the fiscal year ended September 30, 2010, was estimated at $24,518.

OPTIONS, WARRANTS OR RIGHTS
The Company has no outstanding options, warrants or rights to purchase any of its securities.


                                       40
------------------------------------------------------------------------------

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

b. SECURITY OWNERSHIP OF MANAGEMENT.
The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2010:

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

Wayne Hardesty                Common Stock    1 Share   0.056%
8651 Foothill Boulevard #110
Rancho Cucamonga CA 91730

R. Elaine Harris              Common Stock    2 Shares  0.111%
3418 El Potrero Lane
Bakersfield CA 93304

Dennis Hearne                 Common Stock    2 Shares  0.111%
45075 Merritt Street
King City CA 93930

Glenn Hickman                 Common Stock    1 Share   0.056%
3584 West Wathen Avenue
Fresno CA 93711


                                       41
------------------------------------------------------------------------------


                                            *Amount of  Percent
Board Member                 Title of Class  Ownership  of Class
------------                 --------------  ---------  --------
Terris Hughes                 Common Stock    1 Share   0.056%
2426 Sunset Street
Wasco CA 93280

Garry Nelson                  Common Stock    1 Share   0.056%
727 Acacia Street
Shafter CA 93280

Ronald Nunlist                Common Stock    4 Shares  0.222%
1105 Minter Avenue
Shafter CA 93263

George Pappi, Jr              Common Stock    2 Shares  0.111%
5728 Via De Mansion
La Verne CA 91750

Jerald Pettibone              Common Stock    3 Shares  0.166%
4179 Court Drive
Santa Cruz CA 95062

Dwight Plumley                Common Stock    3 Shares  0.166%
30467 Road 158
Visalia CA 93292

Gary Willems                  Common Stock    2 Shares  0.111%
11003 East Egret Point
Clovis  CA 93619-4686

Jack Williams                 Common Stock    1 Share   0.056%
7801 Revelstoke Way
Bakersfield CA 93309

All Officers and
Directors as a Group          Common Stock   35 Shares  1.944%

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


                                       42
------------------------------------------------------------------------------

OTHER ARRANGEMENTS
During the fiscal years 2010 and 2009, Pismo Coast Village paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Pismo Coast Village's benefit.

CERTAIN BUSINESS RELATIONSHIPS
None.

(1)-(5) INDEBTEDNESS OF MANAGEMENT
None.

TRANSACTIONS WITH PROMOTERS
Not applicable.

DIRECTOR INDEPENDENCE
Our board of directors consists of shareholders of the Resort and therefore are not considered to be "independent" as defined by Section 121A of the American Stock Exchange Listing Standards. The board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships set forth in this Form 10-K under the heading "Certain Related Person Transactions"). As disclosed above, the Audit Committee, the Nominating Committee and the Personnel and Compensation/Benefits Committee members are not considered to be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm, Brown Armstrong Accountancy Corporation, in each of the last two fiscal years.

                                                     Years ended
                                                     -----------
                                                     September 30,
                                                     -------------
                                                 2010           2009
                                                -------        -------
     Audit fees (1)                             $50,150        $48,090
     Audit-related fees (2)                         -              -
     Tax fees (3)                                   -              -
     All other fees (4)                           1,950          4,260
                                                -------        -------
        Total                                   $52,100        $52,350
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


                                       43
------------------------------------------------------------------------------

(5) AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES
For the fiscal years ending September 30, 2010 and September 30, 2009, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS AND INDEX OF EXHIBITS

1. Financial Statements included in this Form 10-K Report:

                      Description                          Page
---------------------------------------------------------------

Accountant's Report for 2010.................................16

Balance Sheets as of September 30, 2010 and 2009.............17

Statements of Income and Retained Earnings
 for the years ended September 30, 2010 and 2009.............18

Statements of Cash Flows
 for the years ended September 30, 2010 and 2009.............19

Notes to Financial Statements
 For the years ended September 30, 2010 and 2009.............20

Accountant's Report on Additional Information................29

Statements of Income (Unaudited)
 for the three months ended September 30, 2010 and 2009......30

2. Exhibits filed with this Form 10-K Report:

   Exhibit No.               Description of Exhibit
   -----------  --------------------------------------------------------------
     14         Code of Ethics

     31.1       Certification of the President of the Company pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of the Chief Executive Officer (principal executive officer) of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.3 Certification of the Chief Financial Officer (principal financial officer and principal accounting officer) of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of the President of the Company Pursuant to 18 U.S.C. Subsection 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002




                                       44
------------------------------------------------------------------------------

     32.2 Certification of the Chief Executive Officer (principal executive officer) of the Company pursuant to 18 U.S.C. Subsection 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

     32.3 Certification of the Chief Financial Officer (principal financial officer and principal accounting officer) of the Company pursuant to 18 U.S.C. Subsection 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

REPORTS ON FORM 8-K
Item 5.02 - DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS filed as an exhibit to Registrant's Form 8-K filed January 20, 2010 and incorporated herein by reference.


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

PISMO COAST VILLAGE, INC.

By: /S/ JERALD PETTIBONE                          Date: NOVEMBER 13, 2010
    Jerald Pettibone, President
    and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ JAY JAMISON                               Date: NOVEMBER 13, 2010
    Jay Jamison, Chief Executive Officer,
    General Manager and Assistant Corporate Secretary
    (principal executive officer)

By: /S/ JACK WILLIAMS                             Date: NOVEMBER 13, 2010
    Jack Williams, Chief Financial Officer,
    Vice President - Finance and Director
    (principal financial officer and principal accounting officer)

By: /S/ JERALD PETTIBONE                          Date: NOVEMBER 13, 2010
    Jerald Pettibone, President
    and Chairman of the Board and Director

By: /S/ GLENN HICKMAN                             Date: NOVEMBER 13, 2010
    Glenn Hickman, Executive Vice President
    and Director

By: /S/ KURT BRITTAIN                             Date: NOVEMBER 13, 2010
    Kurt Brittain, Vice President - Secretary
    and Director

By: /S. RONALD NUNLIST                            Date: NOVEMBER 13, 2010
    Ronald Nunlist, Vice President - Operations
    and Director

By: /S/ LOUIS BENEDICT                            Date: NOVEMBER 13, 2010
    Louis Benedict, Director


                                       46
------------------------------------------------------------------------------

By: /S/ HARRY BUCHAKLIAN                          Date: NOVEMBER 13, 2010
    Harry Buchaklian, Director

By: /S/ RODNEY ENNS                               Date: NOVEMBER 13, 2010
    Rodney Enns, Director

By: /S/ DOUGLAS EUDALY                            Date: NOVEMBER 13, 2010
    Douglas Eudaly, Director

By: /S/ WILLIAM FISCHER                           Date: NOVEMBER 13, 2010
    William Fischer, Director

By: /S/ WAYNE HARDESTY                            Date: NOVEMBER 13, 2010
    Wayne Hardesty, Director

By: /S/ R. ELAINE HARRIS                          Date: NOVEMBER 13, 2010
    R. Elaine Harris, Director

By: /S/ DENNIS HEARNE                             Date: NOVEMBER 13, 2010
    Dennis Hearne, Director

By: /S/ TERRIS HUGHES                             Date: NOVEMBER 13, 2010
    Terris Hughes, Director

By: /S/ GARRY NELSON                              Date: NOVEMBER 13, 2010
    Garry Nelson, Director

By: /S/ GEORGE PAPPI, JR.                         Date: NOVEMBER 13, 2010
    George Pappi, Jr., Director

By: /S/ DWIGHT PLUMLEY                            Date: NOVEMBER 13, 2010
    Dwight Plumley, Director

By: /S/ GARY WILLEMS                              Date: NOVEMBER 13, 2010
    Gary Willems, Director


                                       47
------------------------------------------------------------------------------