Form 10-Q
period 2010-12-31
PISMO COAST VILLAGE INC
filed 2011-02-15
CIK 216877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 0-8463

                         PISMO COAST VILLAGE, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 California                       95-2990441
       -------------------------------       ---------------------
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)       Identification Number)

          165 South Dolliver Street, Pismo Beach, California    93449
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

1. Accountant's Review Report

2. Balance Sheets

3. Statements of Operations and Retained Earnings

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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Year-to-date site occupancy is down 0.14%, or 36 nights, mostly due to weather. Based on advanced reservation deposits, occupancy projections are down 2% compared to this time last year. However, prime time reservations are equal to last year. Revenues from ancillary operations such as the General Store, arcade, laundromat, and bike rental, with the exception of RV service, are flat to slightly down year-to-date, and management feels this is directly related to the economy, and that this trend will continue throughout the remainder of the fiscal year.

RV storage continues to be a primary source of revenue for the Company, however, demand has slowed due to the economy's impact on disposable income. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

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


                                       3
------------------------------------------------------------------------------

Income from resort operations for the three-month period ended December 31, 2010, increased $14,394, or 1.5%, from the same period in 2009. This increase is primarily due to a $17,525, or 8.3%, increase in year-to-date storage revenue. The increase in storage revenue is due to opening a self-access storage lot and efforts to increase storage following last year's loss of storage customers due to the economy and personal finances. Site rental income remained even compared to the same period in 2009.

Income from retail operations increased by $1,902 for the three-month period ended December 31, 2010, 0.8% above the same period in 2009. The General Store showed a $5,169, or 4.5%, decrease in revenue, while RV Service and Repair increased revenue 6.9%, or $7,071. Management feels the General Store's decrease in revenue reflects resort guests' reduced discretionary spending as a symptom of the overall economy.

The Company anticipates even-to-slight increase in both income from resort operations and in retail operations as the fiscal year progresses.

Interest income decreased $3,778 for the three-month period ended December 31, 2010, compared to the same period in 2009. While cash and cash equivalents are up compared to the same period last year, this decrease in interest is a reflection of the current use of non-interest paying accounts. The Company continues to maintain cash reserves in anticipation of major capital expenditures.

Operating expenses for the three-month period ending December 31, 2010, decreased $24,188, or 2.5%, below the same period ended December 31, 2009. This reflects a decrease in labor, tree trimming, property taxes, and legal expenses. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of goods sold expenses for the three-month period ended December 31, 2010, are 49.1% compared to 48.6% for the same period in 2009, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 2010, was $62,289, compared to $65,590 for the same period ending 2009. The current balance reflects the notes payable as a result of purchasing property in May 2008, as well as property purchased February and April of 2006 to increase RV storage. The Company has also maintained a $500,000 line of credit which currently has no outstanding balance as of December 31, 2010.

Income (loss) before provisions for income taxes for the three-month period ended December 31, 2010, decreased by $30,191 below the same period in 2009. This decrease in loss is a result of increased income from resort and retail operations and decreased operating expenses.

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


                                       4
------------------------------------------------------------------------------

LIQUIDITY
The Company's current cash position, as of December 31, 2010, is $1,496,301, which is 35.5% more than the same position in 2009. This increase is primarily due to the Company's capital expenditures in the first quarter of fiscal year 2010. The cash balance decreased $230,822 from the fiscal year ended September 30, 2010 due to operations ($100,811), capital expenditures ($101,680) and repayments of notes payable ($18,089.) The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities increased $130,145, over the same period last year and $72,660 since the 2010 fiscal year end, which reflects a $47,000 road paving expense and accrued property taxes. All undisputed payables have been paid in full according to the Company's policy.

Working capital decreased modestly to $683,125 at the end of the fiscal quarter of 2011, compared with $727,896 the end of fiscal year 2010.

CAPITAL RESOURCES AND PLANNED EXPENDITURES
The Company plans capital expenditures of approximately $526,000 in fiscal year 2011 to further enhance the resort facilities and services. These projects include: renovation of 26 campsites, major road paving, a two-door freezer for the General Store, and continued Wi-Fi upgrade. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort's value to its shareholders and the general public.

After years with no debt, the Board of Directors approved expansion of the RV storage program and understood this investment would require substantial financing. Management has made it a high priority to effect timely construction and successful marketing in order to maximize return on this investment.

Capital expenditures are consistent with prior years and operations and are expected to provide adequate resources to support the amounts committed to complete the authorized capital projects during the fiscal year. Second quarter site occupancy and storage fill are expected to be consistent with that of the past year. Capital projects are designed to enhance the marketability of the camping sites and enhance support facilities.

DISCLOSURE CONCERNING WEBSITE ACCESS TO COMPANY REPORTS
The Company makes available on its website, www.pismocoastvillage.com, access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

The public may read and copy any of the materials filed with the SEC at the SEC's Public Reference room located at 100 F Street, N. E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy statements, and other information that the Company files with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.


                                       5
------------------------------------------------------------------------------

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of December 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2010.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                        PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting for the shareholders of Pismo Coast Village, Inc. was held Saturday, January 15, 2011, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting, the following Directors were elected to serve until the annual meeting in January 2012 or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:


                                       6
------------------------------------------------------------------------------

                    Benedict, Louis                  624
                    Brittain, Kurt                   642
                    Buchaklian, Harry                624
                    Enns, Rodney                     625
                    Eudaly, Douglas                  806
                    Fischer, William                 620
                    Hardesty, Wayne                  605
                    Harris, R. Elaine                696
                    Hearne, Dennis                   608
                    Hickman, Glenn                   605
                    Hughes, Terris                   607
                    Nelson, Garry                    605
                    Nunlist, Ronald                  615
                    Pappi, Jr., George               643
                    Pettibone, Jerald                656
                    Plumley, Dwight                  750
                    Willems, Gary                    644
                    Williams, Jack                   609

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes last with respect to each such matter is set forth below:

Proposal to approve the selection of Brown Armstrong Accountancy Corporation to serve as independent certified public accountants for the Company for Fiscal Year 2010-2011:

        Affirmative Votes        Negative Votes        Abstains
               725                     1                  19

ITEM 5. OTHER INFORMATION
The annual meeting of the shareholders of Pismo Coast Village, Inc. was held Saturday, January 15, 2011, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Shareholders'
Meeting:

       President                                     Jerald Pettibone
       Executive Vice President                      William Fischer
       V.P. - Finance/Chief Financial Officer        Jack Williams
       V.P. - Operations                             Ronald Nunlist
       V.P. - Secretary                              Kurt Brittain
       Assistant Corporate Secretary                 Jay Jamison

ITEM 6. EXHIBITS

Exhibit                                                           Sequential
Number                       Item Description                     Page Number
-------   ------------------------------------------------------  -----------
  27     Financial Data Schedule

  99     Accountant's Review Report

  31.1   Certification Pursuant to Section 302 of the Sarbanes-
         Oxley Act of 2002 (Jerald Pettibone, President and
         Chairman of the Board)

  31.2   Certification Pursuant to Section 302 of the Sarbanes-
         Oxley Act of 2002 (Jay Jamison, Chief Executive Officer and principal executive officer)


                                       7
------------------------------------------------------------------------------


  31.3   Certification Pursuant to Section 302 of the Sarbanes-
         Oxley Act of 2002 (Jack Williams, Chief Financial
         Officer, principal financial officer and principal accounting officer)

  32.1 Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
         Oxley Act of 2002 (Jerald Pettibone, President and
         Chairman of the Board)

  32.2 Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
         Oxley Act of 2002 (Jay Jamison, Chief Executive
         Officer and principal executive officer)

  32.3 Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
         Oxley Act of 2002 (Jack Williams, Chief Financial
         Officer, principal financial officer and principal accounting officer)


                                       8
------------------------------------------------------------------------------

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.


Date:      February 14, 2011

Signature: /s/ JERALD PETTIBONE
           Jerald Pettibone, President and Chairman of the Board


Date:      February 14, 2011

Signature: /s/ JACK WILLIAMS
           Jack Williams, V.P. Finance/Chief Financial Officer
           (principal financial officer and principal accounting officer)


Date:      February 14, 2011

Signature: /s/ JAY JAMISON
           Jay Jamison, General Manager/Chief Executive Officer
           (principal executive officer)


                                       9
------------------------------------------------------------------------------

                       REPORT OF INDEPENDENT REGISTERED
                       --------------------------------
                           PUBLIC ACCOUNTING FIRM
                           ----------------------


To the Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California


We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. as of December 31, 2010 and 2009, and the related statements of operations and retained earnings and cash flows for the three month periods ended December 31, 2010 and 2009. These interim financial statements are the responsibility of the Company's management.

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


                           BROWN ARMSTRONG ACCOUNTANCY CORPORATION


Bakersfield, California
February 14, 2011

                                      10
------------------------------------------------------------------------------

                            PISMO COAST VILLAGE, INC.
                            -------------------------
                                 BALANCE SHEETS
                                 --------------
                DECEMBER 31, 2010 AND 2009 AND SEPTEMBER 30, 2010
                -------------------------------------------------
                                     December 31,  September 30,  December 31,
                                        2010           2010           2009
                                     (Unaudited)     (Audited)     (Unaudited)
                                     -----------    -----------    -----------
ASSETS
------

Current Assets
--------------
Cash and cash equivalents            $ 1,496,301    $ 1,727,123    $ 1,104,156
Investment in certificate of deposit         -              -              -
Accounts receivable                       28,329         24,584         38,024
Inventory                                136,409        127,904        133,110
Current deferred tax assets               73,300         73,300         74,200
Prepaid income taxes                      16,400            -           23,600
Prepaid expenses                         113,324         33,992         37,943
                                     -----------    -----------    -----------
  Total current assets                 1,864,063      1,986,903      1,411,033

Pismo Coast Village Recreational
--------------------------------
Vehicle Resort and Related Assets -
-----------------------------------
Net of accumulated depreciation       13,982,439     13,966,429     14,138,441

Other Assets                              30,354         31,451         34,746
------------                         -----------    -----------    -----------

  Total Assets                       $15,876,856    $15,984,783    $15,584,220
                                     ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.


                                      11
------------------------------------------------------------------------------

                                     December 31,  September 30,  December 31,
                                        2010           2010           2009
                                     (Unaudited)     (Audited)     (Unaudited)
                                     -----------    -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
-------------------
Accounts payable and
 accrued liabilities                 $   234,323    $   161,663    $   104,178
Accrued salaries and vacation             58,378        170,279         56,520
Rental deposits                          772,656        771,211        776,420
Income taxes payable                         -           41,800            -
Current portion of long-term debt        115,581        114,054        101,715
                                     -----------    -----------    -----------
 Total current liabilities             1,180,938      1,259,007      1,038,833

Long-Term Liabilities
---------------------
Long-term deferred taxes                 506,200        506,200        491,800
N/P Donahue Trans                         41,312         42,821         44,593
N/P Santa Lucia Bank                   4,500,021      4,528,128      4,861,893
                                     -----------    -----------    -----------
 Total liabilities                     6,228,471      6,336,156      6,437,119
                                     -----------    -----------    -----------

Stockholders' Equity
--------------------
Common stock - no par value,
 1,800 shares issued
 1,789 shares outstanding              5,613,194      5,613,194      5,616,332
Retained earnings                      4,035,191      4,035,433      3,530,769
                                     -----------    -----------    -----------
 Total stockholders' equity            9,648,385      9,648,627      9,147,101
                                     -----------    -----------    -----------

Total Liabilities and
 Stockholders' Equity                $15,876,856    $15,984,783    $15,584,220
                                     ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.


                                      12
------------------------------------------------------------------------------

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                 STATEMENTS OF INCOME AND RETAINED EARNINGS
                 ----------------------------------------------
                                 (UNAUDITED)
                                 -----------
                 THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
                 ---------------------------------------------
                                                           Three Months
                                                         Ended December 31,
                                                          2010        2009
                                                       ----------  ----------

Income
------
Resort operations                                      $  984,340  $  969,946
Retail operations                                         218,926     217,024
                                                       ----------  ----------
 Total income                                           1,203,266   1,186,970
                                                       ----------  ----------

Cost and Expenses
-----------------
Operating expenses                                        949,165     973,353
Cost of goods sold                                        107,632     105,583
Depreciation and amortization                              86,767      79,000
                                                       ----------  ----------
 Total cost and expenses                                1,143,564   1,157,936
                                                       ----------  ----------

Income from operations                                     59,702      29,034

Other Income (Expense)
----------------------
Interest income                                             2,145       5,923
Interest expense                                          (62,289)    (65,590)
                                                       ----------  ----------
 Total other income (expense)                             (60,144)    (59,667)
                                                       ----------  ----------

(Loss) Before Provision for Income Taxes                     (442)    (30,633)
-----------------------------------------------

Income Tax (Benefit)                                         (200)    (14,000)
----------------------------                           ----------  ----------

Net (Loss)                                                   (242)    (16,633)
----------

Retained Earnings - Beginning of Period                 4,035,433   3,547,402
---------------------------------------                ----------  ----------

Retained Earnings - End of Period                      $4,035,191  $3,530,769
--------------------------------                       ==========  ==========

Net Loss Per Share                                     $    (0.14) $    (9.29)
--------------------                                   ==========  ==========

The accompanying notes are an integral part of these financial statements.


                                      13
------------------------------------------------------------------------------

                              PISMO COAST VILLAGE, INC.
                              -------------------------
                         STATEMENTS OF CASH FLOWS (UNAUDITED)
                         ------------------------------------
                    THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
                    ---------------------------------------------

                                                2010                    2009
                                       ---------------------   ---------------------

Cash Flows Used in Operating
----------------------------
 Activities
 ----------
Net Loss                                         $     (242)              $ (16,633)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
  Depreciation and amortization        $ 86,767               $  79,000
  Increase in accounts
   receivable                            (3,745)                (16,116)
  Increase in inventory                  (8,505)                   (956)
  Decrease in deferred tax asset                                    600
  Increase in prepaid income taxes      (16,400)                (23,600)
  (Increase) Decrease in
    prepaid expenses                    (79,332)                 23,548
  Increase (Decrease) in accounts
   payable and accrued liabilities       72,660                 (76,743)
  Decrease in accrued
   salaries and vacation               (111,901)               (128,726)
  Increase in rental deposits             1,445                   8,932
  Decrease in income
   taxes payable                        (41,800)                (51,000)
    Total adjustments                              (100,811)               (185,061)
                                                 ----------              ----------
    Net cash used in
     operating activities                          (101,053)               (201,694)

Cash Flows Used in Investing
----------------------------
 Activities
 ----------
Capital expenditures                   (101,680)               (400,308)
                                       --------               ---------
    Net cash used in investing
     activities                                    (101,680)               (400,308)

Cash Flows From (Used in)
-------------------------
 Financing Activities
 --------------------
Borrowings on long-term debt                                     50,981
Principal repayments of
 notes payable                          (28,089)                (16,868)
                                       --------               ---------
    Net cash provided by (used in)
     financing activities                           (28,089)                 34,113
                                                 ----------              ----------

    Net (decrease) in cash
     and cash equivalents                          (230,822)               (567,889)

Cash and Cash Equivalents -
---------------------------
 Beginning of Period                              1,727,123               1,672,045
 -------------------                             ----------              ----------

Cash and Cash Equivalents -
---------------------------
 End of Period                                   $1,496,301              $1,104,156
 -------------                                   ==========              ==========

Schedule of Payments of Interest
--------------------------------
 and Taxes
 ---------
Payments for income tax                          $   58,000              $   60,000
Cash paid for interest                           $   62,289              $   65,590

The accompanying notes are an integral part of these financial statements.


                                          14
--------------------------------------------------------------------------------

                          PISMO COAST VILLAGE, INC.
                          -------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                DECEMBER 31, 2010 AND 2009 AND SEPTEMBER 30, 2010
                -------------------------------------------------


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

Depreciation and Amortization
-----------------------------
Depreciation of property and equipment is computed using the straight-line method based on the cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:

          Building and park improvements              5 to 40 years
          Furniture, fixtures, equipment and
           leasehold improvements                     3 to 31.5 years
          Transportation equipment                    5 to 10 years

Earnings (Loss) Per Share
-------------------------
The earnings (loss) per share are based on the 1,789 shares issued and outstanding.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk
----------------------------
At December 31, 2010, the Company had cash deposits in excess of the $250,000 federally insured limit with Santa Lucia Bank of $1,237,200; however, in the past the Company has used Excess Deposit Insurance Bond which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. The FDIC's Temporary Transaction Account Guarantee Program provides unlimited coverage for non-interest bearing accounts until December 31, 2013. Santa Lucia Bank is participating in the Temporary Liquidity Guarantee Program which is a requirement to obtain the non-interest bearing coverage.

Income Taxes
------------
The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic. ASC Topic 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.


                                      15
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2010 AND 2009 AND SEPTEMBER 30, 2010
-------------------------------------------------------
PAGE 2
------


Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

Income Taxes (Continued)
------------------------
ASC Topic 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of December 31, 2010, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2007, and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2006.

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

Advertising
-----------
The Company follows the policy of charging the costs of non-direct response advertising as incurred. Advertising expense was $20,343 and $10,370 for the three months ended December 31, 2010 and 2009, respectively. There was no advertising expense capitalized in prepaid expense.

Subsequent Events
-----------------
Subsequent events have been evaluated through February 14, 2011 which is the date the financial statements were available to be issued.

Recent Accounting Pronouncements
--------------------------------

Standards Adopted:

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06 "Improving Disclosures about Fair Value Measurements." The ASU amends previously issued authoritative guidance, requires new disclosures, clarifies existing disclosures, and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As this requires only additional disclosures, the guidance will have no impact on the Company's financial position or results of operations.


                                      16
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2010 AND 2009 AND SEPTEMBER 30, 2010
-------------------------------------------------------
PAGE 3
------


Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets
---------------------------------------------------------------------------
At December 31, 2010, September 30, 2010, and December 31, 2009, property and equipment included the following:

                                     December 31,  September 30   December 31,
                                         2010          2010           2009
                                     -----------   ------------   -----------
Land                                 $ 9,957,263   $  9,957,263   $10,085,915
Building and resort improvements      10,328,842     10,242,392     9,344,007
Furniture, fixtures, equipment
 and leasehold improvements              523,322        517,485       803,373
Transportation equipment                 477,278        477,278       473,919
Construction in progress                  77,670         68,277       493,384
                                     -----------   ------------   -----------
                                      21,364,375     21,262,695    21,200,598
Less: accumulated depreciation        (7,381,936)   ( 7,296,266)   (7,062,157)
                                     -----------   ------------   -----------
                                     $13,982,439    $13,966,429   $14,138,441
                                     ===========   ============   ===========

Note 3 - Line of Credit
-----------------------
The Company has a revolving line of credit for $500,000 with Santa Lucia Bank which expires March 2011. The interest rate is variable, at one percent over West Coast Prime with an initial rate of 6.00 percent at December 31, 2010.

The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of December 31, 2010 and 2009, and September 30, 2010.

Note 4 - Notes Payable
----------------------
The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano. The total loan currently outstanding is $1,735,887.59 and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande with Santa Lucia Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,873,865 and financed over a period of ten years at a variable interest rate currently at 5.5%. The payments are currently $16,566 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $47,163 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal.


                                      17
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2010 AND 2009 AND SEPTEMBER 30, 2010
-------------------------------------------------------
PAGE 4
------


Note 4 - Notes Payable (Continued)
----------------------
Principal payments of the notes payable are as follows:


               Period Ending December 31,
               --------------------------
                          2011                       $  115,581
                          2012                          121,001
                          2013                          128,339
                          2014                          135,408
                          2015                          142,872
                       Thereafter                     4,013,713
                                                     ----------
                                                     $4,656,914
                                                     ==========

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

Note 6 - Income Taxes
---------------------
The provision for income taxes is as follows:

                                     December 31,     December 31,
                                         2010             2009
                                     ------------     ------------
Income tax provision (benefit)       $      (200)     $   (14,000)
                                     ============     ============

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

Note 7 - Operating Leases
-------------------------
The Company leases two pieces of property to use as storage lots. One is leased under a seven-year agreement beginning March 1, 2006, for $4,802 per month based on the Consumer Price Index.

The second lot is located in Oceano and is leased at $2,933 per month. The lease has converted to a month-to-month lease, however the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $432 per month.


                                      18
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
AS OF DECEMBER 31, 2010 AND 2009 AND SEPTEMBER 30, 2010
-------------------------------------------------------
PAGE 5
------


Note 7 - Operating Leases (Continued)
-------------------------
Future minimum lease payments under the two property leases and the obligation to lease equipment are as follows:

              Period Ended December 31,
              -------------------------
                        2011                    $ 62,808
                        2012                      60,216
                        2013                      57,624
                        2014                       9,604
                        2015                         -
                     Thereafter                      -
                                                --------
                       Total                    $190,252
                                                ========

Rent expense under these agreements was $23,205 and $23,206 for the three-month periods ended December 31, 2010 and 2009, respectively.

Note 8 - Employee Retirement Plan
---------------------------------
The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan was $14,458 and $17,239 for the three months ended December 31, 2010 and 2009, respectively.


                                      19
------------------------------------------------------------------------------