Form 10-Q
period 2011-03-31
PISMO COAST VILLAGE INC
filed 2011-05-16
CIK 216877

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

                               or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 0-8463

                    PISMO COAST VILLAGE, INC.
-----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

         California                            95-2990441
-------------------------------            ----------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification Number)

    165 South Dolliver Street, Pismo Beach, California  93449
  -------------------------------------------------------------
  (Address of principal executive offices)           (Zip Code)

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




                                1
----------------------------------------------------------------

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


                                2
----------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION
Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to anticipated expenses, capital spending, and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, California tourism and weather conditions, dependence on existing management, leverage and debt service, the regulation of the recreational vehicle industry, domestic or global economic conditions, and changes in federal or state tax laws or the administration of such laws.

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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total site occupancy is down 1.4% compared to this time last year due to the timing of Spring break. Occupancy projections look equal to last year throughout the remainder of the fiscal year. Revenues from ancillary operations such as the store, arcade, laundromat, and bike rental are flat to slightly down year-to-date, and management feels this is directly related to the economy, and this trend will continue throughout the remainder of the fiscal year.

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

Income from resort operations for the three-month period ended March 31, 2011, decreased $4,273, or 0.49%, below the same period in 2010. This decrease in income reflects a $8,627, or 1.5%, decrease in site revenue due to Spring break falling in this period during 2010 and not in 2011, interest revenue posted in 2010 that decreased by $7,273 in 2011, and partially offset by an increase in storage activity of $8,845, or 3.4%. Resort Operations Income for the six-months ended March 31, 2011, increased $10,121, or 0.55%, from the same period ended March 31, 2010. This increase is due primarily to an increase of $25,648, or 4.96%, in RV storage activity.


                                4
-----------------------------------------------------------------

Income from retail operations for the three-month period ended March 31, 2011, decreased $1,368, or 0.71%, below the same period in 2010. The General Store revenue was down $4,900, or 5.0%, and RV Service revenue increased $3,530, or 3.7%, from the previous year. Management feels this decrease is primarily due to the timing of Spring break. Income from Retail Operations for the six-month period ending March 31, 2011, increased by $534, or 0.13%, below the same period ended March 31, 2010. The General Store was down $10,068, or 4.7%, and RV Service up $10,602, or 5.4%. Management recognizes this economy is impacting the ancillary revenue areas within the resort. The RV Service operation is marketed to off-resort customers, and therefore, is not as impacted by resort occupancy. Management continues to place importance upon ongoing review of retail product mix, attention to service, and staff training. The Company anticipates flat to slightly negative performance in income from retail operations through the remainder of Fiscal Year 2011.

Operating expenses for the three-month period ending March 31, 2011, increased $26,264, or 3.0%, above the same period ended March 31, 2010. This increase in expenses primarily reflects employee insurance benefits, electricity, and storage lot maintenance. For the six-month period ending March 31, 2011, operating expenses increased by $2,076, or 0.11%, above the same period in 2010. This increase reflects employee insurance benefits, workers' compensation, electricity, storage lot maintenance, and advertising. Management continues to review and scrutinize expenses in order to maximize efficiency and profitability during this volatile economy. Due to the age of the Resort, the Company is undertaking maintenance activity which is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, utility improvements, landscaping, and building repair.

Cost of Goods Sold expenses, as a percentage of retail income for the three-months ended March 31, 2011, are 46.8% compared to 50.2% for the same period in 2010. For the six-months ended March 31, 2011, Cost of Goods Sold expenses were 48.1% compared to 49.4% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three-months ended March 31, 2011, is $61,250, compared to $64,633 for the same period in 2010. For the six-month period ended March 31, 2011, compared to the same period in 2010, interest expense was $123,539 and $130,223 respectively. This expense reflects financing for the purchase of additional RV storage properties which closed escrow January 11, 2006, April 6, 2006, and March 5, 2008.


                                5
-----------------------------------------------------------------

Income before provisions for income tax for the three-month period ended March 31, 2011, decreased by $86,972, reflecting decreased income, increased expenses, and the sale of a fixed asset for $58,034 the previous year. For the six-months ended March 31, 2011, income before provisions for income tax decreased by $56,781, reflecting increased resort income and increased operating expenses, and the sale of a fixed asset. Revenues during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

Upon review of operational expenses, occupancy, and competition, the Board of Directors may approve adjustments to the nightly site rental rates or towing and storage rates. Due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply-demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs at higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive. It is anticipated the published rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

LIQUIDITY
The Company plans capital expenditures of approximately $526,000 in fiscal year 2011 to further enhance the resort facilities and services. These projects include: renovation of 26 campsites, major road paving, a two-door freezer for the General Store, and continued Wi-Fi upgrade. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort's value to its shareholders and the general public. With the exception of the freezer for the General Store which was withdrawn, all other 2011 projects were completed on time and within budget.


                                6
-----------------------------------------------------------------

The Company's current cash position as of March 31, 2011, is $1,600,257, which is 7.6% less than the position in 2010. This decrease in cash on hand reflects capital projects completed during the period, and a $250,000 principal buy down of a note payable made in March 2011. The present level of cash is being maintained in anticipation of large capital expenditures. Management is planning and implementing long-term renovations to the Resort property which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles.

Accounts payable and accrued liabilities increased $7,684, or 4.3%, from the same period last year. This reflects the financial activity during this period compared to last year relative to the Company's capital projects which were ongoing at that time. All undisputed payables have been paid in full according to the Company's policy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not Applicable


                                7
----------------------------------------------------------------

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of March 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2010.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six-months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS
Not Applicable


                                8
----------------------------------------------------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable

ITEM 5. OTHER INFORMATION
Not Applicable

ITEM 6. EXHIBITS

Exhibit                                                Sequential
Number      Item Description                          Page Number
-----------------------------------------------------------------
  27        Financial Data Schedule

  99        Accountant's Review Report

  31.1      Certification Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002 (Jerald Pettibone,
            President and Chairman of the Board)

  31.2      Certification Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief
            Executive Officer and principal executive officer)

  31.3      Certification Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002 (Jack Williams,
            Chief Financial Officer, principal financial officer, and principal accounting officer)

  32.1      Certification Pursuant to 18 U. S. C. Subsection
            1350, as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002 (Jerald Pettibone,
            President and Chairman of the Board)

  32.2 Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief Executive Officer and principal executive officer)

  32.3 Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Jack Williams, Chief Financial Officer, principal financial officer, and principal accounting officer)


                                9
----------------------------------------------------------------

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PISMO COAST VILLAGE, INC.


Date:       MAY 13, 2011

Signature:  /S/ JERALD PETTIBONE
            Jerald Pettibone, President and Chairman of the Board


Date:       MAY 13, 2011

Signature:  /S/ JACK WILLIAMS
            Jack Williams, V.P. - Finance/Chief Financial Officer
            (principal financial officer and principal
            accounting officer)


Date:       MAY 13, 2011

Signature:  /S/ JAY JAMISON
            Jay Jamison, General Manager/Chief Executive Officer
            (principal executive officer)


                               10
----------------------------------------------------------------

               REPORT OF INDEPENDENT REGISTERED
               --------------------------------
                    PUBLIC ACCOUNTING FIRM
                    ----------------------


To the Board of Directors
Pismo Coast Village, Inc.
Pismo Beach, California


We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc., (Company), as of March 31, 2011 and 2010, and the related statements of operations and retained earnings and cash flows for the three month and six month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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


                      BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California
May 13, 2011


                               11
----------------------------------------------------------------

                          PISMO COAST VILLAGE, INC.
                          -------------------------
            6                    BALANCE SHEETS
                                 --------------
                MARCH 31, 2011 AND 2010, AND SEPTEMBER 30, 2010
                -----------------------------------------------

                                           March 31,  September 30,  March 31,
                                              2011        2010         2010
                                         (Unaudited)   (Audited)   (Unaudited)
                                         -----------  -----------  -----------

 ASSETS
 ------
Current Assets
--------------
Cash and cash equivalents                $ 1,600,257  $ 1,727,123  $ 1,731,993
Investment in certificate of deposit             -            -            -
Accounts receivable                           24,948       24,584       22,215
Inventory                                    175,363      127,904      142,986
Current deferred taxes                        73,300       73,300       74,300
Prepaid income taxes                         226,600          -        206,600
Prepaid expenses                              32,931       33,992       36,946
                                         -----------  -----------  -----------
 Total current assets                      2,133,399    1,986,903    2,215,040

Pismo Coast Village Recreational
--------------------------------
 Vehicle Resort and Related Assets -
 -----------------------------------
 Net of accumulated depreciation          14,105,421   13,966,429   14,081,556

Other Assets                                  27,059       31,451       33,648
                                         -----------  -----------  -----------
 Total Assets                            $16,265,879  $15,984,783  $16,330,244
                                         -----------  -----------  -----------


 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
Current Liabilities
-------------------
Accounts payable and
 accrued expenses                        $   186,944  $   161,663  $   179,260
Accrued salaries and vacation                 55,823      170,279       58,660
Rental deposits                            1,457,658      771,211    1,465,045
Income taxes payable                             -         41,800          -
Current portion of
 long-term debt                              128,007      114,054      102,009
                                         -----------  -----------  -----------
 Total current liabilities                 1,828,432    1,259,007    1,804,974

Long-Term Liabilities
---------------------
Long-term deferred taxes                     581,500      506,200      492,300
N/P Donahue Trans                             39,771       42,821       45,746
N/P Santa Lucia Bank                       4,210,010    4,528,128    4,837,102
                                         -----------  -----------  -----------
 Total liabilities                         6,659,713    6,336,156    7,180,122
                                         -----------  -----------  -----------

Stockholders' Equity
--------------------
Common stock - no par value,
 1,800 shares issued,
 1,789 shares outstanding                  5,613,194    5,613,194    5,616,332
Retained earnings                          3,992,972    4,035,433    3,533,790
                                         -----------  -----------  -----------

 Total stockholders' equity                9,606,166    9,648,627    9,150,122
                                         -----------  -----------  -----------

Total Liabilities and
 Stockholders' Equity                    $16,265,879  $15,984,783  $16,330,244
                                         ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.


                                     12
-----------------------------------------------------------------------------

                        PISMO COAST VILLAGE, INC.
                        -------------------------
              STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
              ----------------------------------------------
                                (UNAUDITED)
                                -----------
            THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010
            --------------------------------------------------
                            Three Months             Six Months
                           Ended March 31,          Ended March 31,
                       ----------------------  ----------------------
                          2011        2010        2011        2010
                       ----------  ----------  ----------  ----------
Income
------
Resort operations      $  854,438  $  858,711  $1,838,778  $1,828,657
Retail operations         190,028     191,396     408,954     408,420
                       ----------  ----------  ----------  ----------
 Total income           1,044,466   1,050,107   2,247,732   2,237,077
                       ----------  ----------  ----------  ----------

Cost and Expenses
-----------------
Operating expenses        888,833     862,569   1,837,998   1,835,922
Cost of goods sold         88,964      96,164     196,596     201,747
Depreciation and
 amortization              85,387      78,981     172,154     157,981
                       ----------  ----------  ----------  ----------
 Total cost and
  expenses              1,063,184   1,037,714   2,206,748   2,195,650
                       ----------  ----------  ----------  ----------

Income (Loss)
 from Operations          (18,718)     12,393      40,984      41,427
                       ----------  ----------  ----------  ----------

Other Income (Expense)
----------------------
Gain on sale of
 fixed assets               2,170      58,034       2,170      58,034
Interest and dividend
 income                     1,079       4,459       3,224      10,382
Interest expense          (61,250)    (64,633)   (123,539)   (130,223)
                       ----------  ----------  ----------  ----------
 Total other
  income (expense)        (58,001)     (2,140)   (118,145)    (61,807)
                       ----------  ----------  ----------  ----------

Income (Loss) Before
 Provision for
 Income Tax               (76,719)     10,253     (77,161)    (20,380)

Income Tax (Expense)
 Benefit                   34,500      (7,232)     34,700       6,768
                       ----------  ----------  ----------  ----------

Net Income (Loss)      $  (42,219) $    3,021     (42,461)    (13,612)
                       ==========  ==========

Retained Earnings
-----------------

Beginning of Period                             4,035,433   3,547,402
                                               ----------  ----------

End of Period                                  $3,992,972  $3,533,790
                                               ----------  ----------

Net Income/(Loss)
 Per Share             $   (23.60) $     1.69  $   (23.73) $    (7.60)
                       ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.


                                     13
-----------------------------------------------------------------------------

                       PISMO COAST VILLAGE, INC.
                       -------------------------
                  STATEMENTS OF CASH FLOWS (UNAUDITED)
                  ------------------------------------
                SIX MONTHS ENDED MARCH 31, 2011 AND 2010
                ----------------------------------------

                                        2011                     2010
                             ------------------------  ----------------------
Cash Flows From Operating
-------------------------
 Activities
 ----------
Net Loss                                  $  (42,461)             $  (13,612)
Adjustments to reconcile net
 loss to net cash provided
 by operating activities:
Depreciation and
 amortization                $ 172,153                 $ 157,980
Loss (gain) on disposal
 of fixed assets                (2,170)                  (58,034)
Accounts receivable               (364)                     (307)
Inventory                      (47,459)                  (10,832)
Current deferred taxes             -                        (200)
Prepaid income taxes          (226,600)                 (206,600)
Prepaid expenses                 1,061                    24,545
Other assets                     4,392                     2,196
Accounts payable and
 accrued expenses               25,282                    (1,660)
Accrued salaries
 and vacation                 (114,456)                 (126,586)
Rental deposits                686,447                   697,557
Income taxes payable           (41,800)                  (51,000)
Deferred taxes                  75,300                     1,200
                             ---------                 ---------
 Total adjustments                           531,786                 428,259
                                          ----------              ----------

Net cash provided by
 operating activities                        489,325                 414,647

Cash Flows Used In
------------------
 Investing Activities
 --------------------
Capital expenditures          (311,229)                 (552,154)
Proceeds from sale
 of assets                       2,250                   186,686
                             ---------                 ---------

Net cash used in
 investing activities                       (308,979)               (365,468)

Cash Flows From
---------------
 Financing Activities
 --------------------
Borrowings on
 long-term debt                    -                      45,746
Principal payments on
 note payable                 (307,212)                  (34,977)
                             ---------                 ---------

Net cash provided by
 (used in) investing
 activities                                 (307,212)                 10,769
                                          ----------              ----------

Net increase(decrease)
 in cash and cash
 equivalents                                (126,866)                 59,948

Cash and Cash Equivalents -
---------------------------
 Beginning of Period                       1,727,123               1,672,045
 -------------------                      ----------              ----------


Cash and Cash Equivalents -
---------------------------
 End of Period                            $1,600,257              $1,731,993
 -------------                            ==========              ==========

Schedule of Payments of
-----------------------
 Interest and Taxes
 ------------------
Payments for interest                     $  123,539              $  130,223
Payments for income tax                   $  158,401              $  189,832

The accompanying notes are an integral part of these financial statements.


                                     14
---------------------------------------------------------------------------

                       PISMO COAST VILLAGE, INC.
                       -------------------------
                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
     MARCH 31, 2011 AND 2010 (Unaudited) AND SEPTEMBER 30, 2010 (Audited)
     --------------------------------------------------------------------


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Nature of Business
------------------

Pismo Coast Village, Inc.,(Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

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

    Building and park improvements                 5 to 40 years
    Furniture, fixtures, equipment, and
     leasehold improvements                        5 to 31.5 years
    Transportation equipment                       5 to 10 years

Earnings (Loss) Per Share
-------------------------

The earnings (loss) per share reported on the financial statements are based on the 1,789 shares outstanding.

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with maturities of three months or less when purchased, to be cash equivalents.

Concentration of Credit Risk
----------------------------

At March 31, 2011, the Company had cash deposits in excess of the $250,000 federally insured limit with Santa Lucia Bank of $1,388,291; however, in the past the Company has used Excess Deposit Insurance Bond which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. The FDIC's Temporary Transaction Account Guarantee Program provides unlimited coverage for non-interest bearing accounts until December 31, 2013. Santa Lucia Bank is participating in the Temporary Liquidity Guarantee Program which is a requirement to obtain the non-interest bearing coverage.


                                     15
-----------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2011 AND 2010 (Unaudited) AND SEPTEMBER 30, 2010 (Audited)
--------------------------------------------------------------------
PAGE 2
-----


Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

Income Taxes
------------

The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic. ASC Topic 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

ASC Topic 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of March 31, 2011, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2007, and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2006.

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

Advertising
-----------

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $31,500 and $22,500 for the six months ended March 31, 2011 and 2010, respectively. There was no advertising expense capitalized in prepaid expense.


                                     16
----------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2011 AND 2010 (Unaudited) AND SEPTEMBER 30, 2010 (Audited)
--------------------------------------------------------------------
PAGE 3
-----


Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

Subsequent Events
--------------

Subsequent events have been evaluated through May 13, 2011,which is the date the financial statements were available to be issued.

New Accounting Pronouncements
-----------------------------

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

Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets
---------------------------------------------------------------------------

At March 31, 2011, September 30, 2010, and March 31, 2010, property and equipment included the following:

                              March 31,   September 30,     March 31,
                                2011           2010           2010
                            -----------   -------------   -----------
Land                        $ 9,957,263    $ 9,957,263    $ 9,957,263
Building and resort
 improvements                10,332,175     10,242,392      9,344,007
Furniture, fixtures,
 equipment, and
 leasehold improvements         526,033        517,485        805,381
Transportation equipment        472,478        477,278        489,899
Construction in progress        276,780         68,277        625,046
                            -----------    -----------    -----------
                             21,564,729     21,262,695     21,221,596
Less: accumulated
 depreciation and
 amortization                (7,459,308)    (7,296,266)    (7,140,040)
                            -----------    -----------    -----------
                            $14,105,421    $13,966,429    $14,081,556
                            ===========    ===========    ===========

Note 3 - Line of Credit
-----------------------

The Company's revolving line of credit for $500,000 expired on March 24, 2011. There was no outstanding amount for the line of credit at March 31, 2011 and 2010, and September 30, 2010.


                                     17
------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2011 AND 2010 (Unaudited) AND SEPTEMBER 30, 2010 (Audited)
--------------------------------------------------------------------
PAGE 4
------


Note 4 - Note Payable
---------------------

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006, and consolidated with a note for the purchase of another storage lot in Oceano. The total loan currently outstanding is $1,468,945 and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande with Santa Lucia Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,863,099 and financed over a period of ten years at a variable interest rate currently at 5.5%. The payments are currently $16,566 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $45,746 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal.

       Period Ending March 31,
       -----------------------
                2012                   $   128,007
                2013                       136,676
                2014                       144,146
                2015                       152,033
                2016                       159,822
             Thereafter                  3,657,104
                                       -----------
                                       $ 4,377,788
                                       ===========

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


                                     18
-----------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2011 AND 2010 (Unaudited) AND SEPTEMBER 30, 2010 (Audited)
--------------------------------------------------------------------
PAGE 5
------


Note 6 - Income Taxes
---------------------

The provision for income taxes is as follows:

                                         March 31,        March 31,
                                           2011             2010
                                         ---------        ---------
     Income tax expense (benefit)        $(34,699)        $ (6,768)
                                         =========        =========

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit, and nondeductible variable costs of shareholder usage.

ASC Topic 740 requires, among other things, the recognition and measurement of tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of March 31, 2011, the Company did not maintain any tax positions that did not meet the "more likely than not" threshold and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns generally remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2007, and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2006.

Note 7 - Operating Leases
-------------------------

The Company leases two pieces of property to use as storage lots. One is leased under a seven-year agreement beginning March 1, 2007, for $4,802 per month based on the Consumer Price Index.

The second lot is located in Oceano and is leased at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $432 per month.


                                     19
-----------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
MARCH 31, 2011 AND 2010 (Unaudited) AND SEPTEMBER 30, 2010 (Audited)
--------------------------------------------------------------------
PAGE 6
------


Note 7 - Operating Leases (Continued)
-------------------------

Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:


       For the Year Ended March 31,
       ----------------------------
                2012                   $  62,808
                2013                      58,920
                2014                      52,822
                                       ---------
                                       $ 174,550
                                       =========

Rent expense under these agreements was $46,409 and $46,409 for the six months ended March 31, 2011 and 2010, respectively.

Note 8 - Employee Retirement Plans
----------------------------------

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company's matching portion of the 401(k) safe harbor plan was $25,289 for the six months ended March 31, 2011. The contribution to the pension plan for the six months ended March 31, 2010, was $29,660.


                                     20
-----------------------------------------------------------------------------