Form 10-Q
period 2011-06-30
PISMO COAST VILLAGE INC
filed 2011-08-12
CIK 216877

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-8463

                    PISMO COAST VILLAGE, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

             California                        95-2990441
  -------------------------------          -------------------
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)           Identification No.)

     165 South Dolliver Street, Pismo Beach, California   93449
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

 [ ] Large accelerated filer     [ ] Non-accelerated filer
 [ ] Accelerated filer           [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,787


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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total site occupancy is down 1.4% compared to this time last year due to Spring weather conditions and the current economy. Occupancy projections look equal to last year throughout the remainder of the fiscal year. Revenues from ancillary operations such as the store, arcade, laundromat, and bike rental are flat to slightly down year-to-date, and management feels this is directly related to the economy, and this trend will continue throughout the remainder of the fiscal year.

RV storage continues to be a major source of revenue for the Company, however, demand has slowed due to the economy's impact on disposable income. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.


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

Income from Resort Operations for the three-month period ended June 30, 2011, increased $45,257, or 3.4%, above the same period in 2010. Resort Income for the nine months ended June 30, 2011, increased $55,378, or 1.8%, from the same period ended June 30, 2010. This increase in the quarter ending June 30, 2011, is due primarily to a $33,244, or 3.3%, increase in paid site revenue, despite a 2.4% decrease in paid site occupancy. The site revenue increase was due to a site rental rate increase effective January 1, 2011. The quarterly increase also reflects a 4.5%, or $12,994, increase in the Company's RV storage program due to new storage customers. The increase in Resort Operations Income for the nine-month period reflects increases in site rental of $22,828, and $34,184, in storage activity for the reasons mentioned above. Management feels these increases in revenue reflect ongoing loyalty from return customers that appreciate the Resort's location and commitment to quality guest services.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.


                                  4


-----------------------------------------------------------------

Income from Retail Operations for the three-month period ended June 30, 2011, increased $8,541, or 2.9%, above the same period in 2010. This increase reflects a $8,297, or 7.6%, increase in the RV Service operation. The General Store revenue increased by 0.13%, which reflects the business due to decreased site occupancy and the current economy. The RV Service business is accessible to the public and fortunate to not be dependent upon the resort's occupancy. Income from Retail Operations for the nine-month period ending June 30, 2011, increased by $9,075, or 1.3%, above the same period ended June 30, 2010. This reflects a $18,899, or 6.2%, increase in RV Service income and a $9,824, or 2.5%, decrease in General Store income. Management feels this decrease in revenue from retail operations is a symptom of the economy and customer's reluctance to spend. The Company anticipates similar activity in both income from resort operations and retail operations through the remainder of Fiscal Year 2011.

Operating Expenses for the quarter ended June 30, 2011, increased $69,619, or 7.9%, from the same period in 2010. This increase in expense is primarily a result of labor and labor related expenses such as medical and worker's compensation insurance, vehicle expense, and property taxes. Operating Expenses for the nine-month period ended June 30, 2011, increased $71,694, or 2.6%, from the same period in 2010. This increase is primarily due to employee medical insurance, workers' compensation insurance, legal expenses, electricity, RV storage lot maintenance, and vehicle expense.

Cost of Goods Sold for 2011 are within projected levels at 44.4% of retail sales for the quarter and 46.5% year-to-date. Cost of Goods Sold for 2010 were 51.6% and 50.3% respectively.

Interest Expense for the three-month and nine-month periods ended June 30, 2011, is $58,437 and $181,976, respectively, compared to $67,880 and $198,103 the previous year. This expense reflects the financing due to acquiring new RV storage properties which closed escrow January 11, 2006, April 6, 2006, and May 9, 2008.


                                  5


-----------------------------------------------------------------

Net Income for the quarter ending June 30, 2011, increased by $36,917, or 15.2%, compared with the same period ending June 30, 2010. This quarterly increase in Net Income is primarily due to increased income in resort and retail operations, and decreased cost of goods and depreciation. Net Income for the nine months ending June 30, 2011, decreased by $23,917, or 10.4%, compared with the same period ending June 30, 2010. This decrease in Net Income is a result of an increase in operating expenses, depreciation, and the gain on the sale of an asset the previous year. The last quarter of 2011 is expected to provide adequate resources for continuing business and provide for planned capital expenditures.

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

LIQUIDITY
The Company planned capital expenditures of approximately $526,000 in fiscal year 2011 to further enhance the resort facilities and services. These projects include: renovation of 26 campsites, major road paving, a two-door freezer for the General Store, and continued Wi-Fi upgrade. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort's value to its shareholders and the general public. With the exception of the freezer for the General Store which was withdrawn, all other 2011 projects were completed on time and within budget.

The Company's current cash position as of June 30, 2011, is $1,800,837, which is 6.1% more than the previous year. This increase in cash reflects a decrease in capital expenditures compared to the previous year. The present level of cash is being maintained in anticipation of large capital expenditures in the upcoming fiscal year.


                                6


-----------------------------------------------------------------

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

Accounts Receivable for the period ending June 30, 2011 increased
$2,553 above June 30, 2010, and reflects additional business from new storage customers.

Rental Deposits increased $25,151, or 1.8%, compared to the same period last year due to site rental rate increases effective
January 1, 2011.

Accounts Payable and accrued liabilities increased $4,434 to an amount of $145,212 for June 30, 2011, compared to the same period ending 2010. This increase was primarily due to timing of payment of monthly liabilities. All undisputed payables have been paid in full according to the Company's policy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
        MARKET RISK.
Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2010.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine-months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                 8


-----------------------------------------------------------------

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


                                 10


-----------------------------------------------------------------

                           SIGNATURES
                           ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.


Date:       August 12, 2011

Signature:  /s/ JERALD PETTIBONE
            Jerald Pettibone, President and Chairman of the Board


Date:       August 12, 2011

Signature:  /S/ JACK WILLIAMS
            Jack Williams, V.P. Finance/Chief Financial Officer
            (principal financial officer and principal
             accounting officer)


Date:       August 12, 2011

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


                                11


-----------------------------------------------------------------

                 REPORT OF INDEPENDENT REGISTERED
                 --------------------------------
                      PUBLIC ACCOUNTING FIRM
                      ----------------------


To the Board of Directors
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach, California 93449


We have reviewed the accompanying balance sheet of Pismo Coast Village, Inc. (Company), as of June 30, 2011 and 2010, and the related statements of income and retained earnings and cash flows for the three-month and nine-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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


                   BROWN ARMSTRONG ACCOUNTANCY CORPORATION


Bakersfield, California
August 12, 2011

-----------------------------------------------------------------

                           PISMO COAST VILLAGE, INC.
                           -------------------------
                                BALANCE SHEETS
                                --------------
                 JUNE 30, 2011 AND 2010 AND SEPTEMBER 30, 2010
                 ---------------------------------------------

                                        June 30,  September 30,  June 30,
                                        --------  -------------  --------
                                          2011        2010         2010
                                          ----        ----         ----
                                      (Unaudited)   (Audited)   (Unaudited)
                                      -----------  -----------  -----------

             ASSETS
             ------
Current Assets
--------------
Cash and cash equivalents             $ 1,800,837  $ 1,727,123  $ 1,697,089
Accounts receivable                        24,584       24,584       22,031
Inventory                                 171,600      127,904      142,493
Current deferred taxes                     76,500       73,300       74,900
Prepaid income taxes                      112,300          -        103,900
Prepaid expenses                           10,418       33,992       24,432
                                      -----------  -----------  -----------
  Total current assets                  2,196,239    1,986,903    2,064,845

Pismo Coast Village Recreational
--------------------------------
 Vehicle Resort and Related Assets -
 -----------------------------------
 Net of accumulated depreciation       14,121,932   13,966,429   14,037,715

Other Assets                               28,157       31,451       32,550
------------                          -----------  -----------  -----------
  Total Assets                        $16,346,328  $15,984,783  $16,135,110
                                      ===========  ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
-------------------
Accounts payable and
 accrued expenses                     $   145,212  $   161,663  $   140,778
Accrued salaries and vacation              61,102      170,279       63,484
Rental deposits                         1,382,292      771,211    1,357,141
Income taxes payable                          -         41,800          -
Current portion of
 long-term debt                           143,568      114,054      116,587
                                      -----------  -----------  -----------
  Total current liabilities             1,732,174    1,259,007    1,677,990

Long-Term Liabilities
---------------------
Long-term deferred taxes                  609,300      506,200      496,400
N/P Donahue Transportation                 38,197       42,821       44,299
N/P Santa Lucia Bank                    4,165,235    4,528,128    4,551,475
                                      -----------  -----------  -----------
  Total liabilities                     6,544,906    6,336,156    6,770,164
                                      -----------  -----------  -----------

Shareholders' Equity
--------------------
Common stock - no par value,
 1,800 shares issued,
 1,787 shares and 1,789 shares
 outstanding at June 30, 2011 and
 September 30, 2010 respectively        5,606,919    5,613,194    5,613,194
Retained earnings                       4,194,503    4,035,433    3,751,752
                                      -----------  -----------  -----------
  Total stockholders' equity            9,801,422    9,648,627    9,364,946
                                      -----------  -----------  -----------

 Total Liabilities and
  Shareholders' Equity                $16,346,328  $15,984,783  $16,135,110
                                      ===========  ===========  ===========


The accompanying notes are an integral part of these financial statements.

                                     13


------------------------------------------------------------------------------

                            PISMO COAST VILLAGE, INC.
                            -------------------------
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
                  ------------------------------------------
                                   (UNAUDITED)
                                   -----------
                THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
                --------------------------------------------------

                                    Three Months             Nine Months
                                    ------------             -----------
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  2011        2010        2011        2010
                               ----------  ----------  ----------  ----------

Income
------
Resort operations              $1,370,665  $1,325,408  $3,209,443  $3,154,065
Retail operations                 303,554     295,013     712,508     703,433
                               ----------  ----------  ----------  ----------
  Total income                  1,674,219   1,620,421   3,921,951   3,857,498
                               ----------  ----------  ----------  ----------

Cost and Expenses
-----------------
Operating expenses                951,059     881,440   2,789,056   2,717,362
Cost of goods sold                134,755     152,267     331,351     354,014
Depreciation                       80,768      84,413     252,922     242,394
                               ----------  ----------  ----------  ----------
  Total cost and expenses       1,166,582   1,118,120   3,373,329   3,313,770
                               ----------  ----------  ----------  ----------

Income from operations            507,637     502,301     548,622     543,728
                               ----------  ----------  ----------  ----------

Other Income (Expense)

----------------------
Gain on sale of fixed assets        2,170         -         2,170      58,034
Interest and dividend income          955       3,671       4,179      14,053
Interest expense                  (58,437)    (67,880)   (181,976)   (198,103)
                               ----------  ----------  ----------  ----------
  Total other income (expense)    (55,312)    (64,209)   (175,627)   (126,016)
                               ----------  ----------  ----------  ----------

Income Before Provision for
 Income Tax                       452,325     438,092     372,995     417,712

Income Tax Expense                172,084     194,768     167,200     188,000
                               ----------  ----------  ----------  ----------

Net Income                     $  280,241  $  243,324     205,795     229,712
                               ==========  ==========

Retained Earnings
-----------------

Beginning of Period                                     4,035,433   3,547,402
                                                       ----------  ----------

Redemption of Stock                                       (46,725)    (25,362)
-------------------

End of Period                                          $4,194,503  $3,751,752
                                                       ==========  ==========

Net Income Per Share           $   156.82  $   136.01  $   115.16  $   128.40
                               ==========  ==========  ==========  ==========


The accompanying notes are an integral part of these financial statements.

                                         14


------------------------------------------------------------------------------

                                PISMO COAST VILLAGE, INC.
                                -------------------------
                          STATEMENTS OF CASH FLOWS (UNAUDITED)
                          ------------------------------------
                        NINE MONTHS ENDED JUNE 30, 2011 AND 2010
                        ----------------------------------------

                                                  2011                      2010
                                         -----------------------   ----------------------

Cash Flows From Operating Activities
------------------------------------
Net Income                                            $  205,795               $  229,712
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Depreciation                           $  249,628                $  242,394
  Gain on sale of property                   (2,170)                  (58,034)
  Accounts receivable                           -                        (123)
  Inventory                                 (43,696)                  (10,339)
  Current deferred taxes                     (3,200)                     (800)
  Prepaid income taxes                     (112,300)                 (103,900)
  Prepaid expenses                           23,574                    37,059
  Amortization                                3,294                     3,294
  Accounts payable and accrued expenses     (16,451)                  (40,143)
  Accrued salaries and vacation            (109,177)                 (121,762)
  Rental deposits                           611,081                   589,653
  Income taxes payable                      (41,800)                  (51,000)
  Deferred taxes                            103,100                     5,300
                                         ----------                ----------
   Total adjustments                                     661,883                  491,599
                                                      ----------               ----------
  Net cash provided by
   operating activities                                  867,678                  721,311

Cash Flows Used in Investing Activities
---------------------------------------
  Capital Expenditures                     (405,213)                 (592,724)
  Proceeds from sale of property              2,250                   186,686
  Net cash used in investing
   activities                                           (402,963)                (406,038)

Cash Flows Used in Financing Activities
---------------------------------------
Redemption of stock                         (53,000)                  (28,500)
Borrowings on long-term debt                                           48,844
Principal payments on note payable         (338,001)                 (310,573)
                                         ----------                ----------
   Net cash (used in)
   financing activities                                 (391,001)                (290,229)
                                                      ----------               -----------

 Net increase in cash
  and cash equivalents                                    73,714                   25,044

Cash and Cash Equivalents -
---------------------------
 Beginning of Period                                   1,727,123                1,672,045
 -------------------                                  ----------               ----------

Cash and Cash Equivalents -
---------------------------
 End of Period                                        $1,800,837               $1,697,089
 -------------                                        ==========               ==========

Schedule of Payments of Interest and Taxes
------------------------------------------
Payments for interest                                 $  181,976               $  198,103
Payments for income tax                               $   63,000               $  278,379


The accompanying notes are an integral part of these financial statements.


                                             15


--------------------------------------------------------------------------------

                         PISMO COAST VILLAGE, INC.
                         -------------------------
                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
     JUNE 30, 2011 AND 2010 (UNAUDITED) AND SEPTEMBER 30, 2010 (AUDITED)
     -------------------------------------------------------------------


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Nature of Business
------------------
Pismo Coast Village, Inc., (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

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

       Building and resort improvements          5 to 40 years
       Furniture, fixtures, equipment, and
        leasehold improvements                   5 to 31.5 years
       Transportation equipment                  5 to 10 years

Earnings Per Share
------------------
The earnings per share are based on the weighted-average number of shares outstanding at the end of the period. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with maturities of three months or less when purchased, to be cash equivalents.

Concentration of Credit Risk
----------------------------
At June 30, 2011, the Company had cash deposits in excess of the $250,000 federally insured limit with Santa Lucia Bank of $1,506,131; however, in the past the Company has used an Excess Deposit Insurance Bond which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. The FDIC's Temporary Transaction Account Guarantee Program provides unlimited coverage for non-interest bearing accounts until December 31, 2013. Santa Lucia Bank is participating in the Temporary Liquidity Guarantee Program which is a requirement to obtain the non-interest bearing coverage.

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


                                        16


------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2011 AND 2010 (UNAUDITED) AND SEPTEMBER 30, 2010 (AUDITED)
-------------------------------------------------------------------
PAGE 2
------


Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------


Advertising
-----------
The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $39,189 and $33,246 for the nine months ended June 30, 2011 and 2010, respectively. There was no advertising expense capitalized in prepaid expense.

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

Note 2 - Pismo Coast Village Recreational Vehicle Resort and Related Assets
---------------------------------------------------------------------------
At June 30, 2011, September 30, 2010, and June 30, 2010, property and equipment included the following:

                              June 30, 2011  September 30, 2010  June 30, 2010
                              -------------  ------------------  -------------
  Land                         $ 9,957,263      $ 9,957,263       $ 9,957,263
  Building and resort
   improvements                 10,652,446       10,242,392         9,920,916
  Furniture, fixtures,
   equipment and leasehold
   improvements                    526,033          517,485           807,274
  Transportation equipment         472,478          477,278           489,899
  Construction in progress          54,886           68,277            85,719
                               -----------      -----------       -----------
                                21,663,106       21,262,695        21,261,071
  Less: accumulated
   depreciation                 (7,541,174)      (7,296,266)       (7,223,356)
                               -----------      -----------       -----------
                               $14,121,932      $13,966,429       $14,037,715
                               ===========      ===========       ===========

Note 3 - Line of Credit
-----------------------
The Company renewed its revolving line of credit for $500,000, expiring March 2012. The interest rate is variable at one percent over West Coast Prime, with an initial rate of 6.00 percent at June 30, 2011. The purpose of the loan is to augment operating cash needs in off-season months. There was no outstanding amount for the line of credit at June 30, 2011 and at June 30, 2010.


                                         17


------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2011 AND 2010 (UNAUDITED) AND SEPTEMBER 30, 2010 (AUDITED)
-------------------------------------------------------------------
PAGE 3
------


Note 4 - Notes Payable
----------------------
The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano. The total loan currently outstanding is $1,449,718.65 and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande with Santa Lucia Bank. The loan was originated on May 8, 2008. The total loan currently outstanding is $2,852,982.46 and financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $44,298.74 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal.

Future minimum payments are as follows:

               Period Ended June 30,
               ---------------------
                      2012                        $  143,568
                      2013                           139,357
                      2014                           146,736
                      2015                           154,513
                      2016                         1,140,964
                   Thereafter                      2,621,862
                                                  ----------
                                                  $4,347,000
                                                  ==========


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

The Company redeemed two shares of Common stock from a single shareholder in the current quarter for $53,000. At this time the stock has not been retired.


                                        18



------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2011 AND 2010 (UNAUDITED) AND SEPTEMBER 30, 2010 (AUDITED)
-------------------------------------------------------------------
PAGE 4
------


Note 6 - Income Taxes
---------------------
The provision for income taxes for the nine-month period is as follows:

                                     June 30, 2011      June 30, 2010
                                     -------------      -------------
          Income tax expense            $167,200           $188,000
                                        ========           ========

The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of graduated tax rates, state taxes net of federal benefit, nondeductible variable costs of shareholder usage and other adjustments.

Under Income Taxes Topic of FASB Accounting Standards Codification (ASC), income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. The deferred tax assets and liabilities represent the future tax consequences of differences between financial and income tax reporting, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

ASC also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of June 30, 2011, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2008 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2007.


                                          19


------------------------------------------------------------------------------

PISMO COAST VILLAGE, INC.
-------------------------
NOTES TO FINANCIAL STATEMENTS
-----------------------------
JUNE 30, 2011 AND 2010 (UNAUDITED) AND SEPTEMBER 30, 2010 (AUDITED)
-------------------------------------------------------------------
PAGE 5
------


Note 7 - Operating Leases
-------------------------
The Company leases two pieces of property to use as storage lots. One is leased under a seven-year agreement beginning March 1, 2007, for $4,802 based on the Consumer Price Index.

The second lot is located in Oceano and is leased at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $432 per month.

Future minimum lease payments under the first property lease and an obligation to lease equipment are as follows:





               Year Ended June 30,
               -------------------
                      2012                           $ 62,808
                      2013                             57,624
                      2014                             38,416
                      2015                                -
                      2016                                -
                   Thereafter                             -
                                                     --------
                                                     $158,848
                                                     ========

Rent expense under these agreements was $69,614 and $69,414 for the nine months ended June 30, 2011 and 2010, respectively.

Note 8 - Employee Retirement Plans
----------------------------------
The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company's matching portion of the 401(k) safe harbor plan was $37,460 for the nine months ended June 30, 2011. The contribution to the pension plan for the nine months ended June 30, 2010 was $42,989.


                                         20


------------------------------------------------------------------------------