Form 10-Q/A
period 2011-06-30
PISMO COAST VILLAGE INC
filed 2011-09-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-8463

PISMO COAST VILLAGE, INC.

(Exact name of registrant as specified in its charter)

California      95-2990441

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

165 South Dolliver Street, Pismo Beach California   93449

(Address of principal executive offices)  (Zip Code)

(805) 773-5649

(Registrant’s telephone number, including area code)

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

Yes [x]

No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.     Yes [ ]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ]

Large accelerated filer

[ ]

Non-accelerated filer

[ ]

Accelerated filer

[x]

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,787

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the Form 10-Q), as filed with the Securities and Exchange Commission on August 12, 2011, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Company’s Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Balance Sheets for the Nine Months Ended June 30, 2011, September 30, 2010 and June 30, 2010, (ii) the unaudited Statement of Stockholder’s Equity for the Nine Months Ended June 30, 2011, September 30, 2010 and June 30, 2010, (iii) the unaudited Statements of Income and Retained Earnings for June 30, 2011 and 2010, (iv) the unaudited Statements of Cash Flows for the Nine Months Ended June 30, 2011 and 2010, and (v) the unaudited Notes to Consolidated Financial Statements.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6.

EXHIBITS

Exhibit

Number

Item Description

31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Jerald Pettibone, President and Chairman of the Board)

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief Executive Officer and principal executive officer)

31.3

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Jack Williams, Chief Financial Officer, principal financial officer and principal accounting officer)

32.1

Certification Pursuant to 18 U.S.C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Jerald Pettibone, President and Chairman of the Board)

32.2

Certification Pursuant to 18 U.S.C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief Executive Officer and principal executive officer)

32.3

Certification Pursuant to 18 U.S.C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Jack Williams, Chief Financial Officer, principal financial officer and principal accounting officer)

101*

XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form

10-Q

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.

Date :

September 14, 2011

Signature :

/s/ JERALD PETTIBONE

Jerald Pettibone, President and Chairman of the Board

Date:

September 14, 2011

Signature:

/s/ JACK WILLIAMS

Jack Williams, V.P. Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:

September 14, 2011

Signature:

/s/ JAY JAMISON

Jay Jamison, General Manager/ Chief Executive Officer

(principal executive officer)