Form 10-K
period 2011-09-30
PISMO COAST VILLAGE INC
filed 2011-12-21
CIK 216877

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended September 30, 2011

            OR

            [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

Registrant's telephone number (805)773-5649

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        YES [ ]                     NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.                YES [ ]                     NO [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES [ ]             NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES [X]                        NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

                  [  ] Large accelerated filer                                      [  ] Accelerated filer

                  [  ] Non-accelerated filer                                        [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES [ ]             NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter.             $48,207,500

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      YES [  ]                        NO [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.     1,787

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2011 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 21, 2012, are incorporated by reference into Part III.

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

Pismo Coast Village RV Resort is a full-service 400-space recreational vehicle resort. Its resort operations include site rentals, RV storage business, video arcade, laundromat, and other income sources related to the operation. The retail operations include a general store, RV parts store, and RV repair shop. In addition, the Company has a recreation department that provides a youth program and recreational equipment rentals.

PUBLIC AND SHAREHOLDER USERS

The present policy of the Company is to offer each shareholder the opportunity for 45 nights of free use of sites at the Resort, 25 nights may be used during prime time and 20 nights during non-prime time. The free use of sites by shareholders is managed by designating the nights of the year as prime time and non-prime time. A prime time night is one that is most in demand, for example, Memorial Day Weekend and the period from June 1 until Labor Day. Non-prime time is that time with the least demand. Each shareholder is furnished annually a calendar that designates the prime and non-prime time nights; it also provides a schedule of when reservations can be made and the procedure for making reservations. Shareholder's free use of sites average approximately 21% to 24% annually (refer to Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, page 8).

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

COMPETITION

The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities, which include 43 Channels of Satellite TV, high-speed wireless Internet service throughout the property, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service, which includes RV storage and RV repair and service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In November 2007, Pismo Coast Village RV Resort was awarded the designation of 2007/2008 RV Park of the Year, Large Park Category, by the National Association of RV Parks and Campgrounds (ARVC), which has a membership of more than 3,900 properties. Pismo Coast Village RV Resort also received national Park of the Year honors in 1999, 1997, and 1995. In fiscal year 2004, Pismo Coast Village RV Resort was awarded the designation of RV Park of the Year - Mega Park Category 2004 by the California Travel Parks Association (CTPA), now known as the California Association of RV Parks and Campgrounds (CalARVC). These factors allow the Resort to price its site rental fees above most of its competition based on perceived value received.

Competition for the tourist market is strong between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's Internet web page to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $70,172 for fiscal year 2011, which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

EMPLOYEES

As of September 30, 2011, the Company employed approximately 58 people with 25 of these on a part-time basis and 33 on a full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 56 employees to 63 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION

The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing operational expenses and conducting a local comparative rate study, the Board voted not to increase RV storage, however, there was a two dollar per night site rental rate increase effective January 1, 2011. It is anticipated the proposed rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

c.

REPORTS TO SECURITY HOLDERS

Pismo Coast Village, Inc. files quarterly reports, an annual report, and periodic reports, providing the public with current information about the Company and its operations with the Securities and Exchange Commission.

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

ITEM 2.

PROPERTIES

The Company's principal asset consists of the Resort, which is located at 165 South Dolliver Street in Pismo Beach, California. The Resort is built on a 26-acre site and includes 400 campsites with full hookups and nearby restrooms with showers and common facilities, such as a video arcade, recreation hall, general store, swimming pool, laundromat, and three playgrounds.

In 1980, the Company purchased a 2.1-acre parcel of real property located at 2250 22nd Street, Oceano, California, at a price of $66,564. The property is being used by the Company as a storage facility for recreational vehicles. The storage capacity of this lot is approximately 108 units.

In 1981, the Company exercised an option and purchased a 3.3-acre parcel located at 300 South Dolliver Street, Pismo Beach, California, at a price of $300,000. The property, which previously had been leased by the Company, is used primarily as a recreational vehicle storage yard. The storage capacity of this lot is approximately 108 units.

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

On December 31, 1998, the Company closed escrow on a parcel of property to be developed as an additional RV storage facility. The 5.5-acre property is located in Oceano adjacent to existing Company RV storage. On October 14, 1999, construction was completed and the Company received County approval to occupy the premises. The property was purchased for $495,000, of which $395,000 was financed and paid in full in July 2000. Development cost amounted to $195,723 and was allocated from operational cash flow. Storage capacity for this property is approximately 350 units and is currently full. The property is in good condition and being held as collateral for the note on the properties purchased in 2006.

On February 28, 2003, the Company closed escrow on a parcel of property to be developed as an additional RV storage facility. The 4.7-acre property is located in Oceano and was purchased for $650,000, of which $500,000 was financed. The note on this property was paid off in September 2005. The construction permit granted by the County of San Luis Obispo was contingent upon permit approval by the California Coastal Commission. In January 2006, the Commission denied the permit based on wetland conditions. The property is currently being considered for another use.

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

On April 6, 2006, the Company purchased the 2.2-acre property in Oceano it previously rented from Union Pacific Railroad for RV storage. The purchase price was $925,000 and the condition is considered good. The lot is operating at full capacity with 181 units.

On May 9, 2008, the Company closed escrow on a 19.55-acre property in Arroyo Grande to be developed for RV storage. The purchase price was $3.1 million for the undeveloped land. The Company received a development permit through the County of San Luis Obispo Planning Commission. The development was completed in May 2010, and the storage capacity is expected to be approximately 900 units.

Funding for these acquisitions was obtained through a local lending institution with a balance owed as of September 30, 2011, of $4,315,086.

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

1.

TRAILER STORAGE YARDS

In 1986, the Company leased a parcel of land 100 feet wide by 960 feet long from the Union Pacific Railroad Corporation. The property is being used by the Company as a storage facility for recreational vehicles. Capital improvements in the amount of $40,000 were made to this property, which provides storage for approximately 181 units. On July 29, 2005, Union Pacific Railroad Corporation sold the property to the Weyrick Family Trust who, after entering into a five-year lease, agreed to sell the property to the Company for $925,000. This transaction was completed April 6, 2006.

Associated with the previously mentioned property, and included within the fenced storage perimeter, is the lease of a ten-foot by 960-foot section belonging to Union Pacific Railroad. This lease also allows for the Company's fence to encroach upon the lessor's property. This annual lease is currently $1,739, with a 3% automatic annual increase.

In 1991, the Company developed a lease for a five-acre RV storage lot at the Oceano Airport clear zone as storage for approximately 312 RVs. This lot was developed to replace a 100-unit storage lot that was closed when the lease was not renewed. Construction was completed in January 1992 and capital improvements in the amount of $330,768 were made to this property of which $300,000 was financed and paid in full during fiscal year 1997. The original lease on the storage lot was for five years and the Company has executed a third five-year option with the County of San Luis Obispo which expired December 31, 2006. In response to the Company's request for another five-year extension, the County has answered that, until the Oceano Airport Master Plan is updated, the lease will be a month-to-month holdover.

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 per month for the second year and continuing years are tied to the "CPI" index. During fiscal year 2011, lease payments were made in the amount of $35,201. Current rent payments are $2,933 and may be impacted in the future by the flood district assessment.

In March of 2006, the Company entered into a seven-year lease with Sheridan Properties LP (formerly Vawter Investments, LP), owners of four acres the Company will utilize for RV storage. The Company developed the property and received concessions through limited free and discounted rent. The property was occupied for storage in June 2006 and stores approximately 146 units.

Lease payments are currently $4,802 per month and will escalate March 1st of each year by the Consumer Price Index (CPI). During fiscal year 2011, lease payments were made in the amount of $57,618.

The Resort leases out areas to other companies to insure that the best service and equipment are available for guest use. These areas are leased from the Company pursuant to the herein below described leases.

1.

RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC.

This agreement is dated November 1, 2011, and pursuant to this agreement, the Company granted Coin Amusements, Inc. the concession to operate various coin-operated game units at the Resort. The one-year term expires on October 31, 2012, and continued renewal is expected without significant impact.

2.

WASH MULTIFAMILY LAUNDRY SYSTEMS, GOLETA, CA

The seven-year lease that expired October 31, 2009 was renewed for another seven years effective September 1, 2009. The lease grants Wash Multifamily Laundry Systems (“Wash”) the right to place and service coin-operated laundry machines on the Resort. The agreement provides that 70% of the Lessee's gross income be paid to the Company as rent. On September 10, 2009, Wash replaced all 18 washers and 18 dryers with new equipment. Continued renewal is expected without significant impact. During fiscal year 2011, Web Service Company changed their name to Wash Multifamily Laundry Systems.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a.

MARKET INFORMATION

There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company shares as Pismo Coast Investments. The last transaction the Company is aware of occurred September 26, 2011, at a price of $27,500 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

b.

HOLDERS

The approximate number of holders of the Company's common stock on September 30, 2011, was 1,539.

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

f.

COMPANY PURCHASES OF EQUITY SECURITIES

The Company redeemed 10 shares of Common stock from a single shareholder in the second quarter of fiscal year 2008 for $280,000. In addition, the Company redeemed one share of Common stock from a single shareholder in the fourth quarter of fiscal year 2010 for $28,500, and two shares from a single shareholder for $26,500 each in May 2011. At this time the stock has not been retired.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following analysis discusses the Company's financial condition as of September 30, 2011, compared with September 30, 2010. The discussion should be read in conjunction with the audited consolidated financial statement and the related notes to the financial statement and the other financial information included elsewhere in this Form 10-K.

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

OVERVIEW

Pismo Coast Village, Inc. operates as a 400-space recreational vehicle resort. The Company includes additional business operations to provide its users with a full range of services expected of a recreational resort. These services include a store, video arcade, laundromat, recreational vehicle repair, RV parts shop and an RV storage operation.

The Company is authorized to issue 1,800 shares, of one class, all with equal voting rights and all being without par value. Transfers of shares are restricted by Company bylaws. One such restriction is that transferees must acquire shares with intent to hold the same for the purpose of enjoying camping rights and other benefits to which a shareholder is entitled. Each share of stock is intended to provide the shareholder with the opportunity for 45 nights of free site use per year. However, if the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Site occupancy for fiscal year 2011 was down slightly due to weather and impact of economy related issues. Occupancy projections look equal to last year at the beginning of fiscal year 2012. Revenues from ancillary operations such as the General Store, arcade, and bike rental, with the exception of RV service and laundromat, are flat to slightly down at year end. Management feels any significant revenue downturn is directly related to the economy, and this trend will continue well into fiscal year 2012.

RV storage continues to provide a significant portion of the Company’s revenue. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

After years with no debt, the Board of Directors approved expansion of the RV storage program and understood this investment would require substantial financing. Management has made it a high priority to affect timely construction and successful marketing in order to maximize return on this investment.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-2008. In addition, in 2008 the resort was the only industry rated "A" park in California for customer satisfaction based on internet visitor surveys collected nationally by Guest Reviews.

The Company's commitment to quality, value, and enjoyment, is underscored by the business's success due to word of mouth and referrals from guests. In addition, investment for online marketing, ads in the two leading national directories, and trade magazine advertising formulates most of the business marketing plan.

CURRENT OPERATING PLANS

The Board of Directors continues its previously established policy by adopting a stringent conservative budget for fiscal year 2012, which projects a positive cash flow of approximately $999,882 from operations. This projection is based on paid site occupancy remaining even with fiscal year 2011 and receiving new storage customers at a moderate rate. While the Company projects a positive cash flow, this cannot be assured for fiscal year 2012.

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

Net cash provided by operating activities totaled $942,840 in 2011, compared to $789,041 in 2010, due to decrease in deferred income tax, increase in inventory, increase in rental deposits, and a decrease in income taxes payable.

During fiscal year 2011, cash investments of $447,603 included renovating 26 RV sites, major road paving, and continued Wi-Fi upgrade. These projects were completed on time and within budget. During fiscal year 2010, cash investments of $605,563 included developing twenty acres into RV storage, a new trailer towing truck, and hardware for upgrading the resort’s Wi-Fi system. As of September 30, 2011, the Company carried a debt of $4,315,086 as a result of acquiring the three RV storage properties.

With the possibility of requiring additional funds for planned capital improvements and the winter season, the Company maintains a $500,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal year 2011's current ratio (current assets to current liabilities) of 1.66 increased from fiscal year 2010's current ratio of 1.58. The increase in current ratio is the result of an increase in cash and cash equivalents, increase in inventory and prepaid expenses, and a decrease in income taxes payable.

Working Capital increased to $834,032 at the end of fiscal year 2011, compared with $727,896 at the end of fiscal year 2010. This increase is primarily a result of increased cash and cash equivalents and inventory, and a decrease in income taxes payable.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures up to $625,000 in fiscal year 2012 to further enhance the Resort facilities and services. This would include site renovation for 47 sites, road paving on the resort, replacing the Clubhouse windows, computer upgrades, tow truck, and an ADA compliant pool lift. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR TO YEAR COMPARISON

Revenue: Operating revenue, interest and other income increased above the prior fiscal year ended September 30, 2010, by $104,783, or 1.8%.

REVENUE BY STATEMENT

	2011	2010
OCCUPANCY
% of Shareholder Site Use	22.80%	23.30%
% of Paid Site Rental	50.90%	51.30%
% Total Site Occupancy	73.80%	74.60%
% of Storage Rental	68.00%	64.00%
Average Paid Site	$48.05	$47.06

RESORT OPERATIONS
Site Rental	$3,573,985	$3,461,780
Storage Operations	1,161,192	1,107,296
Support Operations	139,680	147,202
Total	4,874,857	4,716,278

RETAIL OPERATIONS
Store	608,203	620,207
RV Repair/Parts Store	442,509	425,937
Total	1,050,712	1,046,144

INTEREST INCOME	5,140	17,787

OTHER INCOME	2,170	60,534

TOTAL REVENUE	$5,932,879	$5,840,743

Occupancy rates on the previous table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, laundromat, recreational activities, and other less significant sources.

2011 COMPARED WITH 2010

Resort operations income increased $158,579, or 03.3%, primarily due to a $112,185, or 3.2%, increase in site rental revenue. Despite paid occupancy decreasing by 0.67%, revenue increased due to nightly rate increases. RV storage and spotting activity increased $53,896, or 4.8%, above the previous year. This increase in storage activity was primarily due to new storage customers and trailer spotting activity.

Retail operations income increased $4,568, or 0.44%, due to a $16,572, or 3.9%, increase in the RV Service business. Management credits increased RV Service advertising and the use of an exclusive RV parts catalog for this increase. The General Store realized a $12,003, or 1.9%, decrease in revenue compared to the previous year. Management feels this decrease in General Store retail activity is a reflection on the current economy and resort visitors are more selective on purchases. In an effort to maximize revenue, management continues to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service.

Interest and Other Income decreased $71,011, or 90.6%, below the previous year as a result of selling a small parcel of storage property the previous year, and the decreasing interest income on cash and cash equivalents.

Operating Expenses increased $148,706, or 3.9%, as a result of employee insurance benefits, workers’ compensation, legal expenses, advertising, RV storage lot maintenance, and property taxes.

Maintaining a conservative approach, most expense items were managed well below Plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Interest Expense decreased from $261,122 in fiscal year 2010 to $237,024 in 2011. This 9.2% decrease was due to interest adjustments on financing the RV storage properties.

Income before provision for income taxes of $925,158, a 2.3% decrease below last year, is reflective of gain on disposal of assets in 2010.

Net income of $499,358 for fiscal year 2011 shows a decrease of $14,035, or 2.7%, below a net income of $513,393 in 2010. This decrease in net income is a reflection of increased operational expenses, a decrease in interest income, and the disposal of assets the previous year.

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

•

increased gas prices;

•

increased competition from other resorts in our market;

•

increases in operating costs due to inflation, labor costs, workers' compensation and healthcare related costs, utility costs, insurance and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased rates;

•

changes in interest rates and in the availability, cost and terms of debt financing;

•

changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•

adverse effects of market conditions, which may diminish the desire for leisure travel; and

•

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

•

requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce the amount of cash available to us for our operations and capital expenditures, future business opportunities and other purposes;

•

making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•

limiting our ability to borrow more money for operations, capital expenditures or to finance acquisitions in the future; and

•

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

•

construction cost overruns and delays;

•

a possible shortage of available cash to fund capital improvements and the related possibility that financing of these expenditures may not be available to us on favorable terms;

•

uncertainties as to market demand or a loss of market demand after capital improvements have begun;

•

disruption in service and site availability causing reduced demand, occupancy, and rates; and

•

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Pismo Coast Village, Inc.

Pismo Beach, California

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (a California corporation) as of September 30, 2011 and 2010, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 30, 2011

PISMO COAST VILLAGE, INC

BALANCE SHEETS

SEPTEMBER 30, 2011 AND 2010

	2011	2010
ASSETS

Current Assets
Cash and cash equivalents	$1,801,693	$1,727,123
Accounts receivable	23,079	24,584
Inventory	154,455	127,904
Current deferred taxes	73,600	73,300
Prepaid income taxes	1,300	-
Prepaid expenses	43,877	33,992
Total current assets	2,098,004	1,986,903

Pismo Coast Village Recreational Vehicle Resort
and Related Assets – Net	14,081,098	13,966,429

Other Assets	27,059	31,451
Total Assets	$16,206,161	$15,984,783

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$160,383	$161,663
Accrued salaries and vacation	175,549	170,279
Rental deposits	796,158	771,211
Income taxes payable	-	41,800
Current portion of long-term debt	131,882	114,054
Total current liabilities	1,263,972	1,259,007

Long-Term Liabilities
Long-term deferred taxes	664,000	506,200
N/P Donahue Trans Service	36,587	42,821
N/P Santa Lucia Bank	4,146,617	4,528,128
Total Liabilities	6,111,176	6,336,156

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued,
1,787 and 1,789 shares outstanding at
September 30, 2011 and 2010, respectively	5,606,919	5,613,194
Retained earnings	4,488,066	4,035,433
Total stockholders’ equity	10,094,985	9,648,627

Total Liabilities and Stockholders’ Equity	$16,206,161	$15,984,783

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC

STATEMENTS OF INCOME AND RETAINED EARNINGS

YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
Income	$4,874,857	$4,716,278
Resort operations	1,050,712	1,046,144
Retail operations	5,925,569	5,762,422
Total income

Costs and Expenses
Operating expenses	3,947,382	3,798,676
Cost of goods sold	490,461	507,408
Depreciation	332,854	326,518
Total costs and expenses	4,770,697	4,632,602

Income from operations	1,154,872	1,129,820

Other Income (Expense)
Interest/dividend income	5,140	17,787
Interest expense	(237,024)	(261,122)
Gain on disposal of assets	2,170	60,534
Total other income (expense)	(229,714)	(182,801)

Income Before Provision for Income Taxes	925,158	947,019

Income Tax Expense	425,800	433,626

Net Income	499,358	513,393

Retained Earnings – Beginning of Year	4,035,433	3,547,402

Redemption of Stock	(46,725)	(25,362)

Retained Earnings – End of Year	$4,488,066	$4,035,433

Net Income Per Share	$279.44	$286.97

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
Cash Flows From Operating Activities
Net income	$499,358	$513,393
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	332,854	326,518
Decrease in deferred income tax	157,500	15,900
(Gain) on disposal of fixed assets	(2,170)	(60,534)
Decrease (Increase) in accounts receivable	1,505	(2,676)
(Increase) Decrease in inventory	(26,551)	4,250
(Increase) Decrease in prepaid expenses	(9,885)	27,499
(Increase) in prepaid income taxes	(1,300)	-
Decrease in other assets	4,392	4,393
(Decrease) in accounts payable and accrued liabilities	(1,280)	(19,258)
Increase (Decrease) in accrued salaries and vacation	5,270	(14,967)
Increase in rental deposits	24,947	3,723
(Decrease) in income taxes payable	(41,800)	(9,200)
Total adjustments	443,482	275,648

Net cash provided by operating activities	942,840	789,041

Cash Flows From Investing Activities
Proceeds from sale of property	2,250	189,186
Capital expenditures	(447,603)	(605,563)
Net cash used in investing activities	(445,353)	(416,377)

Cash Flows from Financing Activities
Redemption of stock	(53,000)	(28,500)
Borrowings on long-term debt	-	44,832
Principal payments of notes payable	(369,917)	(333,918)
Net cash used in financing activities	(422,917)	(317,586)
Net increase in cash and cash equivalents	74,570	55,078

Cash and Cash Equivalents – Beginning of Year	1,727,123	1,672,045

Cash and Cash Equivalents – End of Year	$1,801,693	$1,727,123

Schedule of Payments of Interest and Taxes
Cash paid for income tax	$311,414	$366,926
Cash paid for interest	$237,024	$261,122

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

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

Depreciation Expense

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

Earnings Per Share

The earnings per share are based on the 1,787 shares issued and outstanding. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments, including certificates of deposit with maturities of three months or less when purchased, to be cash equivalents.

Concentration of Credit Risk

At September 30, 2011 and 2010, the Company had cash deposits in excess of the $250,000 federally insured limit with Santa Lucia Bank of $1,529,292 and $1,451,145, respectively. The FDIC's Temporary Transaction Account Guarantee Program provides unlimited coverage for non-interest bearing accounts until December 31, 2013. Santa Lucia Bank is participating in the Temporary Liquidity Guarantee Program which is a requirement to obtain the non-interest bearing coverage. In October 2011, Santa Lucia Bank merged with Mission Community Bank.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue and Cost Recognition

The Company's revenue is recognized on the accrual basis of accounting as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

Advertising

The Company follows the policy of charging the costs of non-direct response advertising to expense as incurred. Advertising expense was $70,172 and $58,138 for the years ended September 30, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. The ASU amends previously issued authoritative guidance and is effective for interim and annual periods beginning after December 15, 2011. The amendments change requirements for measuring fair value and disclosing information about those measurements. Additionally, the ASU clarifies the FASB’s intent regarding the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or disclosing information about its measurements. For many of the requirements, the FASB does not intend the amendments to change the application of the existing Fair Value Measurements guidance. This guidance will not have an impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05 Presentation of Comprehensive Income. The ASU amends previously issued authoritative guidance and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. These amendments remove the option under current U.S. GAAP to present the components of other comprehensive income as part of the statements of changes in stockholder’s equity. The adoption of this guidance will not have an impact on the Company’s financial position or results of operations.

Subsequent Events

Subsequent events have been evaluated through November 29, 2011, which is the date the financial statements were available to be issued.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At September 30, 2011 and 2010, property and equipment included the following:

	2011	2010
Land	$ 9,957,263	$ 9,957,263
Building and park improvements	10,675,136	10,242,392
Furniture, fixtures, equipment and leasehold improvements	536,539	517,485
Transportation equipment	472,478	477,278
Construction in progress	59,690	68,277
	21,701,106	21,262,695
Less: accumulated depreciation	(7,620,008)	(7,296,266)
	$14,081,098	$13,966,429

NOTE 3 - LINE OF CREDIT

The Company has a revolving line of credit for $500,000 with Santa Lucia Bank, expiring March 2012. The interest rate is variable at one percent over West Coast Prime with an initial rate of 6.00 percent at September 30, 2011. The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of September 30, 2011 or 2010.

NOTE 4 - NOTES PAYABLE

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Santa Lucia Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano, California. The total loan currently outstanding is $1,429,625, and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande, California with Santa Lucia Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,842,644 and financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $42,817 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal.

Principal payments of the notes payable are as follows:

Year Ending September 30,
2012	$ 131,882
2013	140,486
2014	147,928
2015	155,771
2016	1,132,770
Thereafter	2,606,249
$4,315,086

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

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

NOTE 6 - INCOME TAXES

The provision for income taxes is as follows:

	2011	2010
Current:	$176,900	$327,500
Federal	91,400	90,200
State	268,300	417,700

Deferred:	157,200	9,900
Federal	300	6,000
State	$425,800	$433,600

The deferred tax assets (liabilities) are comprised of the following:

	2011		2010
	Current	Long-term	Current	Long-term
Deferred tax assets:
Federal	$ 68,400	$ -	$ 68,200	$ -
State	5,200	-	5,100	-
Deferred tax liabilities
Federal	-	(608,000)	-	(450,600)
State	-	(56,000)	-	(55,600)
	$ 73,600	$(664,000)	$ 73,300	$(506,200)

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 6 - INCOME TAXES (Continued)

The deferred tax assets (liabilities) consist of the following temporary differences:

	2011	2010
Depreciation	$(663,900)	$(506,200)
Total gross deferred tax liabilities	(663,900)	(506,200)
Vacation accrual	25,100	24,600
Federal benefit of state taxes	48,400	48,700
Total gross deferred tax assets	73,500	73,300
	$(590,400)	$(432,900)

The effective income tax rate varies from the statutory federal income tax rate as follows:

	2011	2010
Statutory federal income tax rate	34.0%	34.0%
Increase (decrease):
State income taxes, net of federal benefit	5.8	5.8
Nondeductible variable costs of shareholder usage	6.0	6.0
Other miscellaneous adjustments	0.2	(0.0)
Effective Income Tax Rate	46.0%	45.8%

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

ASC Topic 740 requires, among other things, the recognition and measurement of tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of September 30, 2011 and 2010, the Company did not maintain any tax positions that did not meet the "more likely than not" threshold and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statements of Income and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns generally remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2008, and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2007.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 7 - OPERATING LEASES (Continued)

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $432 per month.

Future minimum lease payments under the second property lease and the obligation to lease equipment are as follows:

Year Ended September 30,
2012	$ 61,512
2013	57,624
2014	24,010
2015	-
2016	-
Thereafter	-
$143,146

Rent expense under these agreements was $94,610 and $94,558 for the years ended September 30, 2011 and 2010, respectively.

NOTE 8 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan, for the years ended September 30, 2011 and 2010, is $48,988 and $54,215, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 9 - OPERATING EXPENSES

Operating expenses for the years ended September 30, 2011 and 2010 consisted of the following:

	2011	2010
Administrative salaries	$ 389,895	$ 383,702
Advertising and promotion	70,172	58,138
Auto and truck expense	113,736	116,801
Bad debts	9,445	-
Contract services	51,236	69,703
Corporation expense	52,196	52,212
Custodial supplies	31,928	27,762
Direct labor	1,326,836	1,323,326
Employee travel and training	20,939	17,019
Equipment lease	5,228	5,227
Insurance	477,565	380,310
Miscellaneous	44,170	31,259
Office supplies and expense	46,689	46,574
Payroll tax expense	149,631	145,072
Payroll service	9,382	9,670
Pension plan match	48,988	54,215
Professional services	104,067	98,625
Property taxes	163,134	171,587
Recreational supplies	4,936	3,887
Rent - storage lots	94,610	94,558
Repairs and maintenance	122,197	123,407
Retail operating supplies	5,027	5,938
Security	4,096	4,043
Service charges	113,561	111,533
Taxes and licenses	8,625	8,211
Telephone	33,641	31,688
Uniforms	25,241	24,943
Utilities	420,211	399,266
Total Operating Expenses	$3,947,382	$3,798,676

INDEPENDENT AUDITOR'S REPORT

ON ADDITIONAL INFORMATION

To the Board of Directors and

Stockholders of Pismo Coast Village, Inc.

Pismo Beach, California

Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2011 and 2010 appears on page 3. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of income (unaudited) for the three months ended September 30, 2011 and 2010 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 30, 2011

PISMO COAST VILLAGE, INC.

STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010

Income	$1,665,414	$1,562,213
Resort operations	338,204	342,711
Retail operations	2,003,618	1,904,924
Total income

Costs and Expenses
Operating expenses	1,158,326	1,081,314
Cost of goods sold	159,110	153,394
Depreciation	79,932	84,124
Total costs and expenses	1,397,368	1,318,832

Income from operations	606,250	586,092

Other Income (Expenses)
Interest income	961	3,734
Interest expense	(55,048)	(63,019)
Gain/(Loss) on sale of fixed assets	-	2,500
Total other income (expense)	(54,087)	(56,785)

Income Before Provision for Income Taxes	552,163	529,307

Provision for Tax Expense	258,600	245,626

Net Income	$293,563	$283,681

Earnings Per Share	$164.09	$158.57

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer (who is our principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2011 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures were effective as of such date.

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

As of September 30, 2011, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of September 30, 2011.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Inapplicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

a.

The Company's Directors were chosen at the Shareholder's Annual Meeting held January 15, 2011. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

LOUIS BENEDICT, Director

Age 84

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

KURT BRITTAIN, Director and Vice President – Secretary

Age 81

After his Marine Corps service, Mr. Brittain was employed for more than thirty-three years by Orange County, California, prior to his retirement in 1986. His background includes public works, flood control and manager of the county’s harbors, beaches and parks system. He was in charge of three harbors, seven beaches and more than twenty-six parks, three of which were camping parks. He has completed extension courses in business administration, management, recreation and real estate. Mr. Brittain has been a member of the Board from March 1990 to July 1999 and from January 2002 to present, serving one year as Vice President – Administration and five years as Executive Vice President. He is currently serving a tenth year as Vice President – Secretary.

HARRY BUCHAKLIAN, Director

Age 79

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

RODNEY ENNS, Director

Age 58

Rodney Enns has a B.S. degree in computer engineering from California State University, Fresno, and a secondary math teaching credential from the State of California. He was president, owned and operated, Ennsbrook Ent., an incorporated poultry enterprise, from 1975 to 1995. Mr. Enns then worked as an electrical engineer at Voltage Multiplers, Inc., and was promoted to senior engineer before leaving in August 2005. He is currently teaching high school mathematics at Mission Oak High School in Tulare, California. He has been a member of the Board of Directors since November 2007.

DOUGLAS EUDALY, Director

Age 80

Douglas Eudaly has an associate of arts degree from Fresno City College in elementary education, and a bachelor’s degree in elementary education from Fresno State College. He has done doctoral studies at Nova University in Ft. Lauderdale, Florida, and received a Ph.D from Clayton Theological Institute in Clayton, California. He holds life teaching credentials for elementary and junior high schools and administrative credentials for preschool through adult school. In 1991, Dr. Eudaly retired from the Fresno Unified School District with thirty-one years of service credit—the last five years as program director for the Disability Awareness Program. He was president of the Fresno Teacher’s Association in 1970 – 1971, as well as chairman of the district’s negotiating council and served one term as chief negotiator. He served three years as president of the board of directors for Friendship Center for the Blind, and as chairman of several advisory committees for food banks and other nonprofit organizations. He served more than three years as the deacon chairman at the Evangelical Free Church of Fresno. Dr. Eudaly has served on the Board since January 2002.

WILLIAM FISCHER, Director and Executive Vice President

Age 78

William (Bill) Fischer and his spouse Joy reside in Simi Valley. He served four years in the U.S. Air Force during the Korean War. He is a graduate of California State University, Northridge, with a B.S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company’s corporate office as an accounting supervisor. Texaco, Inc. acquired Getty Oil in 1985, and he was promoted to Manager of Benefits Plan’s Accounting. Mr. Fischer was responsible for the Savings/Thrift, 401(k), and ESOP Plans administration until 1989 when he elected early retirement. He was a financial consultant to various companies until 2006. Mr. Fischer also was active in residential real estate from 1989 to 1997, and currently has an active real estate broker’s license. He is a member of the Veteran’s of Foreign Wars, Elks, Moose, and Knights of Columbus organizations. He looks forward to contributing his financial background to the Board. Mr. Fischer is currently serving as Executive Vice President and has been on the Board since January 2002.

WAYNE HARDESTY, Director

Age 77

Wayne Hardesty graduated from Arizona State University in 1955. He was commissioned an Ensign from the Naval Office Candidate School in Newport, Rhode Island in 1956, and was immediately assigned to the Navy Area Audit Office in Los Angeles for duty at U.S.C. and General Dynamics-Pomona. He entered civil service in 1959, and remained with the Audit Office until 1973, at which time he became a price analyst for the U.S. Air Force at Norton Air Force Base working on the Minuteman Project. Mr. Hardesty received his MBA from Southern Illinois University in 1980. He retired from civil service in 1988 and became self-employed, primarily in tax preparation for both individual and business returns. He became a licensed Enrolled Agent on 1989 and currently operates Hardesty Financial Services in Ontario, California. Mr. Hardesty has been a member of the Board since September 2008.

R. ELAINE HARRIS, Director

Age 73

R. Elaine Harris retired in 1990 from Pacific Telephone with thirty-one year’s service, starting in the business office, then advancing to facility administrator the last ten years of that time. She was active with the Jaycettes Club and has worked on several political campaigns. She is now enjoying retirement and feels very blessed serving on the Board since January 2000. She is looking forward to continuing serving the shareholders.

DENNIS HEARNE, Director

Age 73

Dennis Hearne holds an A.A. degree in business administration from Hartnell Junior College. He served two years in the Navy. Prior to retirement, he was employed in a family agriculture business, L.A. Hearne Company, located in the Salinas Valley, for thirty-seven years, and presently serves as a director of the company’s board. Mr. Hearne has also served on the board of directors of the California Feed and Grain Association in Sacramento and the California Crop Improvement Association in Davis. He is a member of Knights of Columbus, serving as treasurer and financial secretary for fifteen years. Mr. Hearne is a volunteer fireman with thirty-six years service in King City, and is the fire department’s treasurer. He has been a member of the Board of Directors since September 2006.

GLENN HICKMAN, Director

Age 78

Glenn Hickman has a B.A. in business and a secondary teaching credential from Fresno State University. His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal Resources, a subsidiary of Shell Oil Company. Mr. Hickman has been a member of the Board since July 1999 and served nine years as Executive Vice President.

TERRIS HUGHES, Director

Age 62

Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in police science. He was employed by Cal Resources LLC for twenty-three years, from 1973 to 1997, holding the position of senior training technician for the last ten years of that time. He is currently employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties are to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. Mr. Hughes has been a member of the Board since January 1996 and served one year as Vice President – Policy.

GARRY NELSON, Director

Age 61

Garry Nelson is the President and General Manager of Vintage Nurseries, which specializes in grapevines and pomegranates. A graduate of Cal Poly San Luis Obispo, Mr. Nelson has been involved in agriculture for more than thirty-seven years. Prior to his employment at Vintage Nurseries, he was vice president and chief operating officer for Belridge Farms for many years. Mr. Nelson has served on the Shafter City Council for the past eighteen years, serving as mayor for six of those years, and was reelected for a fifth four-year term. He has also served on the board of Bakersfield Memorial Hospital Foundation and on numerous agricultural industry boards. Mr. Nelson has served on the Board since November 2008.

RONALD NUNLIST, Director and Vice President - Operations

Age 73

Ronald Nunlist was employed in the oil business for many years. From 1995 to 1997, he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. From 1997 until his retirement in 1999, Mr. Nunlist was employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations. Mr. Nunlist presently serves as a planning commissioner for the City of Shafter, California. He has been a member of the Board since January 1986, serving five years as President, and is currently serving a tenth year as Vice President – Operations.

GEORGE PAPPI, JR., Director

Age 49

Mr. Pappi’s current occupation is as a fire claims representative for State Farm Insurance. Other positions held during his more than twenty years of employment with State Farm Insurance include office manager, property and bodily injury adjustor, fire and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California, and is actively involved in a local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004.

JERALD PETTIBONE, Director and President

Age 85

Jerry Pettibone sold and retired from his company, Pettibone Signs, in Santa Cruz in 1988. He started the company which operated statewide in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985 and 1986. He served on the board of directors of the California Electric Sign Association for twenty-two years, including four years as state president, and was elected a director emeritus. He was active in Rotary International for forty years, serving as district governor for District 5170 with 4,500 members that included the Silicon Valley. A life member of the Disabled American Veterans, he served in the Navy in the South Pacific during World War II. Mr. Pettibone is also a fifty-year life member of the Elks. He has been a member of the Board since January 1993, including three years as Chief Financial Officer, and is currently serving a fifteenth year as President.

DWIGHT PLUMLEY, Director

Age 58

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

GARY WILLEMS, Director

Age 57

Gary Willems holds a B.A. degree in music education and a California life teaching credential from Fresno Pacific University. Since July 1, 2007, Mr. Willems has been employed as the Visual and Performing Arts Coordinator and is also the Administrator at the Dunlap Leadership Academy Charter School (an on-line High School) at Kings Canyon Unified School District. Prior to that, he was a Band Director for thirty years in the Dinuba/Reedley area, and was also Head Marching Band Director of the Reedley High School Band from 1985 to 2007. He is an active member of the California Band Director’s Association and is the past president of Fresno and Madera counties’ Music Educators Association. Mr. Willems has served on the Board of Directors since January 2001.

JACK WILLIAMS, Director, Chief Financial Officer

Age 61

and Vice President – Finance

Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. He was employed as a financial analyst by Texaco Oil Corporation in the Bakersfield area from 1997 until 1999, and as Chief Financial Officer for Goodwill Industries of South-Central California from March 2000 to November 2004. Mr. Williams was an interim-controller for Diversified Utilities Services, a position he held from April 2005 to December 2005. He established his own C.P.A. practice in 1983, which he continues to own and operate. Mr. Williams has been a member of the Board since January 1995, and is currently serving a fifteenth year as Chief Financial Officer and Vice President – Finance.

b.

OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

JAY JAMISON, Chief Executive Officer/General Manager and

Assistant Corporate Secretary

Age 58

Jay Jamison has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. In March 2007, the Board changed his title to Chief Executive Officer/General Manager. He has a B.S. degree in Agricultural Management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family’s guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed Thousand Trails resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. Mr. Jamison was appointed to and served as a commissioner on the Pismo Beach Conference and Visitors Bureau from February 1998 to January 2010, serving as Chair from August 1999 until February 2009. At the 2001 National Association of RV Parks and Campgrounds Annual Convention, he was elected Treasurer of the National Association, a position he held until he termed out December 2005. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross, and served until June 2011, including from June 2006 until July 2008 as Board Chairman. In February 2006, Mr. Jamison was elected to serve as a commissioner on the California Travel and Tourism Commission, which markets California to potential domestic and internal visitors, a position he still holds.

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

We believe that the members of our Audit Committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Due to the fact that the directors of Pismo Coast Village, Inc. do not receive compensation for the services they provide in that capacity, the Company has been unable to nominate and retain a director with the required expertise to stand for election to the Board of Directors. However, until the time that our Audit Committee has a qualified audit committee financial expert, we believe our engagement of Glenn, Burdette, Phillips, and Bryson (GBPB), Certified Public Accountants, satisfies this requirement. GBPB provides the Company's quarterly compilation of the balance sheets and the related statements of operations, and retained earnings, and cash flows in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC. The Company is not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended September 30, 2011, by any director or officer.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer of Pismo Coast Village, Inc. for the three years ended September 30, 2009, 2010 and 2011. No other person who is currently an executive officer or employee of Pismo Coast Village, Inc. earned salary and bonus compensation exceeding $100,000 during any of those years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Fiscal Year	Salary $	Bonus $	Stock Awards $	Option Awards $ _	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Plan Compensation $	All Other Compensation $	Total $
Jay N. Jamison CEO/General Manager & Assistant Corporate Secretary	2011	$132,672	$26,700	$ -	$ -	$ -	$ -	$5,872	$165,244
	2010	$132,672	$25,000	$ -	$ -	$ -	$ -	$6,307	$163,979
	2009	$126,672	$30,800	$ -	$ -	$ -	$ -	$6,065	$163,537

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officer identified in the Summary Compensation Table contained above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Personnel and Compensation/Benefits Committee consists of William Fischer (Chairman), who is an executive officer of the Company serving as Executive Vice President; Kurt Brittain, who is an executive officer of the Company serving as Vice President – Secretary; Terris Hughes, director of the Company; Garry Nelson, director of the Company; Jerald Pettibone, who is an executive officer and serves as President and Chairman of the Board; and Jack Williams, who is an executive officer of the Company and serves as Chief Financial Officer and Vice President – Finance. All of the members of the Personnel and Compensation/Benefits Committee during 2011 were non-employee directors. There are no other compensation committee interlocks between the Company and other entities involving the Company’s executive officers.

COMPENSATION COMMITTEE REPORT

The Personnel and Compensation/Benefits Committee of the Company’s Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Securities and Exchange Commission Regulation S-K with management, and based on such review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s 10-K report.

As more fully described below, the Personnel and Compensation/Benefits Committee, made up of members of the Board of Directors, reviews the total direct compensation programs for the CEO.

Notably the salary and other benefits payable to the named executive officer are set forth in an employment agreement which is discussed below.

The CEO reviews the base salary, annual bonus and long-term compensation levels for other employees of the Company. The Personnel and Compensation/Benefits Committee reviews and approves the compensation received by the CEO’s direct reports. The entire Board of Directors remains responsible for significant changes to or adoption of new employee benefit plans.

a.

CASH COMPENSATION PAYABLE TO OUR NAMED EXECUTIVE OFFICER

The named executive officer receives a base salary payable in accordance with the Company’s normal payroll practices and pursuant to a contract between this officer and Pismo Coast Village, Inc. (which contract is described in more detail below). Based on knowledge of the industry and Pismo Coast Village, Inc. performance (including its earnings and stock price performance, and successful resort operations), the Board believes that the CEO’s base salary is less than those that are received by comparable officers with comparable responsibilities in similar companies.

In the future, when reconsidering salaries for executives, the Board will do so by evaluating their responsibilities, experience and the competitive marketplace. More specifically, the Board expects to consider the following factors in determining the executive officers’ base salaries:

●

The executive's leadership and operational performance and potential to enhance long-term value to the Company's shareholders;

●

Performance compared to the financial, operational and strategic goals established for the Company;

●

The nature, scope and level of the executive's responsibilities;

●

Competitive market compensation paid by other companies for similar positions, experience and performance levels; and

●

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

Pismo Coast Village, Inc. may also terminate the contract for cause, upon Mr. Jamison's death or disability, or without cause. If Pismo Coast Village, Inc. terminates the contract for cause, it only must compensate Mr. Jamison through the date of termination. If Pismo Coast Village, Inc. terminates the contract without cause, Pismo Coast Village, Inc. must pay Mr. Jamison nine month's salary.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTED DURING THE LAST FISCAL YEAR

Not applicable.

LONG-TERM INCENTIVE PLANS

Except as described in our 401(k) plan, the Company did not have a long-term incentive plan during the fiscal years ended September 30, 2011 or 2010.

REPORT ON RE-PRICING OF OPTIONS/SARS

Not applicable.

COMPENSATION OF DIRECTORS

During fiscal year 2011, none of the Company's directors received cash remuneration for their service. However, the directors are entitled to reimbursement for out-of-pocket costs and expenses incurred on behalf of the Company, and mileage reimbursement for travel to and from meetings upon request. Since this reimbursement is on a fully accountable basis, there is no portion treated as compensation. In addition, they are entitled to use of the Resort for attending meetings and are provided with food and refreshments in connection with Board Meetings. The aggregate value of the foregoing during the fiscal year ended September 30, 2011, was estimated at $24,881.

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

b.

SECURITY OWNERSHIP OF MANAGEMENT.

The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2011:

Board Member	Title of Class	*Amount of Ownership	Percent of Class
Louis Benedict 20955 De Mina Street Woodland Hills CA 91364	Common Stock	1 Share	0.056%

Kurt Brittain 12105 Center Avenue San Martin CA 95046	Common Stock	2 Shares	0.111%

Harry Buchaklian 1361 East Ticonderoga Drive Fresno CA 93720	Common Stock	1 Share	0.056%

Rodney Enns 2577 Sandell Avenue Kingsburg CA 93631	Common Stock	1 Share	0.056%

Douglas Eudaly 3918 North Carruth Avenue Fresno CA 93705	Common Stock	6 Shares	0.333%

William Fischer 1947 Sienna Lane Simi Valley CA 93065	Common Stock	1 Share	0.056%

Wayne Hardesty 8651 Foothill Boulevard #110 Rancho Cucamonga CA 91730	Common Stock	1 Share	0.056%

R. Elaine Harris 3418 El Potrero Lane Bakersfield CA 93304	Common Stock	2 Shares	0.111%

Dennis Hearne 45075 Merritt Street King City CA 93930	Common Stock	2 Shares	0.111%

Board Member	Title of Class	*Amount of Ownership	Percent of Class
Glenn Hickman 3584 West Wathen Avenue Fresno CA 93711	Common Stock	1 Share	0.056%

Terri Hughes 2426 Sunset Street Wasco CA 93280	Common Stock	1 Share	0.056%

Garry Nelson 727 Acacia Street Shafter CA 93263	Common Stock	1 Share	0.056%

Ronald Nunlist 1105 Minter Avenue Shafter CA 93263	Common Stock	4 Shares	0.222%

George Pappi, Jr. 5728 Via De Mansion La Verne CA 91750	Common Stock	1 Share	0.056%

Jerald Pettibone 4179 Court Drive Santa Cruz CA 95062	Common Stock	3 Shares	0.166%

Dwight Plumley 30467 Road 158 Visalia CA 93292	Common Stock	3 Shares	0.166%

Gary Willems 11003 East Egret Point Clovis CA 93619	Common Stock	2 Shares	0.111%

Jack Williams 7801 Revelstoke Way Bakersfield CA 93309	Common Stock	1 Share	0.056%

All Officers and Directors as a Group	Common Stock	34 Shares	1.888%

* Amount of Ownership: All such shares are owned beneficially and of record, and there are no additional shares known to the Company for which the listed beneficial owner has the right to acquire beneficial ownership as specified in Rule 13D-3(d)(1) of the Exchange Act.

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

EMPLOYMENT AGREEMENTS

See Item 10, Executive Compensation - Employment contracts and termination of employment and change in control arrangements, for a discussion of the current employment contracts between Pismo Coast Village, Inc. and Mr. Jamison.

OTHER ARRANGEMENTS

During the fiscal years 2011 and 2010, Pismo Coast Village, Inc. paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Pismo Coast Village, Inc.'s benefit.

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

	Years ended September 30,
	2011	2010
Audit fees (1)	$53,549	$50,150
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	2,000	1,950
Total	$55,549	$52,100

(1)

Reflects fees billed for the audit of the Company's consolidated financial statements included in its Form 10-K and review of its quarterly reports on Form 10-Q.

(2)

Reflects fees, if any, for consulting services related to financial accounting and reporting matters.

(3)

   Reflects fees billed for tax compliance, tax advice and preparation of the Company's federal tax return.

(4)

   Reflects fees, if any, for other products or professional services not related to the audit of the

   Company's consolidated financial statements and review of its quarterly reports, or for tax services.

(5)

   AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES

         For the fiscal years ending September 30, 2011 and September 30, 2010, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

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

/s JERALD PETTIBONE

Date: November 12, 2011

Jerald Pettibone, President

and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ JAY JAMISON

Date: November 12, 2011

Jay Jamison, Chief Executive Officer,

General Manager and Assistant Corporate Secretary

(principal executive officer)

By:

/s/ JACK WILLIAMS

Date: November 12, 2011

Jack Williams, Chief Financial Officer,

Vice President - Finance and Director

(principal financial officer and principal accounting officer)

By:

/s/ JERALD PETTIBONE

Date: November 12, 2011

Jerald Pettibone, President

and Chairman of the Board and Director

By:

/s/ WILLIAM FISCHER

Date: November 12, 2011

William Fischer, Executive Vice President

and Director

By:

/s/ KURT BRITTAIN

Date: November 12, 2011

Kurt Brittain, Vice President - Secretary

and Director

By:

/s/ RONALD NUNLIST

Date: November 12, 2011

Ronald Nunlist, Vice President - Operations

and Director

By:

/s/ LOUIS BENEDICT

Date: November 12, 2011

Louis Benedict, Director

By:

         /s/ HARRY BUCHAKLIAN

               Date: November 12, 2011

         Harry Buchaklian, Director

By:

/s/ RODNEY ENNS

Date: November 12, 2011

Rodney Enns, Director

By:

/s/ DOUGLAS EUDALY

Date: November 12, 2011

Douglas Eudaly, Director

By:

/s/ WAYNE HARDESTY

Date: November 12, 2011

Wayne Hardesty, Director

By:

/s/ R. ELAINE HARRIS

Date: November 12, 2011

R. Elaine Harris, Director

By:

/s/ DENNIS HEARNE

               Date: November 12, 2011

Dennis Hearne, Director

By:

/s/ GLENN HICKMAN

Date: November 12, 2011

Glenn Hickman, Director

By:

/s/ TERRIS HUGHES

               Date: November 12, 2011

Terris Hughes, Director

By:

/s/ GARRY NELSON

               Date: November 12, 2011

Garry Nelson, Director

By:

/s/ GEORGE PAPPI, JR.

Date: November 12, 2011

George Pappi, Jr., Director

By:

/s/ DWIGHT PLUMLEY

Date: November 12, 2011

Dwight Plumley, Director

By:

/s/ GARY WILLEMS

Date: November 12, 2011

Gary Willems, Director