Form 10-Q
period 2011-12-31
PISMO COAST VILLAGE INC
filed 2012-02-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2011

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

                                                                           (805) 773-5649

Registrant’s telephone number, including area code

____________________________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          YES [X]            NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Subsection 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES [X]            NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.            1,787

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

The following financial statements and related information are included in this Form 10-Q, Quarterly Report.

1.         Accountant’s Review Report

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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Fiscal year-to-date site occupancy is down 1.5%, or 393 nights. Based on advanced reservation deposits, occupancy projections are up 3% compared to this time last year. However, prime time reservations are equal to last year. Revenues from ancillary operations such as the General Store, arcade, laundromat, and bike rental, with the exception of RV service, are flat to slightly down year-to-date, and management feels this is directly related to the economy, and that this trend will continue throughout the remainder of the fiscal year.

RV storage continues to be a primary source of revenue for the Company; however, demand has slowed due to the economy’s impact on disposable income. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in a national “My Favorite Campground” contest sponsored by Woodall’s, Pismo Coast Village was voted as one of the top ten favorite campgrounds for 2011. Also, Pismo Coast Village was one of forty-four parks nationally to receive an industry rated “A” park from over 33,000 surveys for customer satisfaction.

The Company’s commitment to quality, value, and enjoyment is underscored by the business’s success due to word of mouth and referrals from guests. In addition, investment for online marketing, ads in the two leading national directories, and trade magazine advertising formulates most of the business-marketing plan.

RESULTS OF OPERATIONS

The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from laundry and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from General Store operations and from RV parts and service operations.

Income from Resort Operations for the three-month period ended December 31, 2011, increased $45,916, or 4.6%, from the same period in 2010. This increase is primarily due to a $35,757, or 5.2%, increase in year-to-date site revenue as a result of a rate increase.  An increase of $8,217, or 3.6%, in storage revenue is due to opening a self-access storage lot and efforts to increase storage following last year’s loss of storage customers due to the economy and personal finances.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations increased by $2,284 for the three-month period ended December 31, 2011, 1.0% above the same period in 2010. The General Store showed a $332, or 0.3%, decrease in revenue, while RV Service and Repair increased revenue 2.4%, or $2,616. Management feels the General Store’s decrease in revenue reflects resort guests’ reduced discretionary spending as a symptom of the overall economy.

The Company anticipates even-to-slight increase in both income from resort operations and in retail operations as the fiscal year progresses.

Interest income decreased $1,387 for the three-month period ended December 31, 2011, compared to the same period in 2010. While cash and cash equivalents are up compared to the same period last year, this decrease in interest is a reflection of the current use of non-interest paying accounts. The Company continues to maintain cash reserves in anticipation of major capital expenditures.

Operating expenses for the three-month period ending December 31, 2011, increased $78,465, or 8.3%, above the same period ended December 31, 2010. This reflects an increase in labor and labor related expenses, tree trimming, property taxes, and repairs and maintenance expenses. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of goods sold expenses for the three-month period ended December 31, 2011, are 51.8% compared to 49.1% for the same period in 2010, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 2011, was $54,070, compared to $62,289 for the same period ending 2010. The current balance reflects the notes payable as a result of purchasing property in May 2008, as well as property purchased February and April of 2006 to increase RV storage. The Company has also maintained a $500,000 line of credit that currently has no outstanding balance as of December 31, 2011.

Income (loss) before provisions for income taxes for the three-month period ended December 31, 2011, increased by $23,628 below the same period in 2010. This increase in loss is a result of increased operating expenses and cost of goods.

Due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply-demand balance generally remains favorable, future-operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs as higher rates.

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

LIQUIDITY

The Company's current cash position, as of December 31, 2011, is $1,585,310, which is 5.9% more than the same position in 2010. This increase is primarily due to the Company's 8.7% increase in rental deposits and timing of capital expenditures in the first quarter of fiscal year 2011. The cash balance decreased $216,383 from the fiscal year ended September 30, 2011 due to operations expense, capital expenditures, and income tax payments. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities decreased $35,114 below the same period last year and increased $38,826 since the 2011 fiscal year end, which reflects a timing of capital projects and accrued property taxes. All undisputed payables have been paid in full according to the Company's policy.

Working capital decreased modestly to $825,200 at the end of the first quarter of fiscal year 2012, compared with $834,032 the end of fiscal year 2011.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of approximately $625,000 in fiscal year 2012 to further enhance the resort facilities and services. These projects include: renovation of 47 campsites, major road paving, Clubhouse upgrade including new windows, a new trailer towing truck, an ADA-compliant pool lift, and a new financial reporting program. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

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

The public may read and copy any of the materials filed with the SEC at the SEC’s Public Reference room located at 100 F Street, N. E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy statements, and other information that the Company files with the SEC.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2011.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three-months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting for the shareholders of Pismo Coast Village, Inc. was held Saturday, January 21, 2012, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting, the following Directors were elected to serve until the annual meeting in January 2013 or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

Benedict, Louis	622
Brittain, Kurt	659
Buchaklian, Harry	649
Enns, Rodney	639
Eudaly, Douglas	772
Fischer, William	635
Hardesty, Wayne	625
Harris, R. Elaine	681
Hearne, Dennis	632
Hickman, Glenn	624
Hughes, Terris	635
Nelson, Garry	626
Nunlist, Ronald	642
Pappi, Jr., George	652
Pettibone, Jerald	662
Plumley, Dwight	778
Willems, Gary	663
Williams, Jack	648

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matter is set forth below:

Proposal to approve the selection of Brown Armstrong Accountancy Corporation to serve as independent certified public accountants for the Company for Fiscal Year 2011-2012:

Affirmative Votes

Negative Votes

Abstains

749	7	18

ITEM 5.       OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held Saturday, January 21, 2012, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Shareholder’s Meeting:

President	Ronald Nunlist
Executive Vice President	William Fischer
V. P. – Finance/Chief Financial Officer	Jack Williams
V. P. – Operations	Dwight Plumley
V. P. – Secretary	Gary Willems
Assistant Corporate Secretary	Jay Jamison

ITEM 6.       EXHIBITS

Exhibit No.

Description of Exhibit

Sequential

Page Number

27	Financial Data Schedule

99	Accountant’s Review Report

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ronald Nunlist, President and Chairman of the Board)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief Executive Officer and principal executive officer)

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Jack Williams, Chief Financial Officer, principal financial officer and principal accounting officer)

32.1	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ronald Nunlist, President and Chairman of the Board)

32.2	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief Executive Officer and principal executive officer)

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

PISMO COAST VILLAGE, INC.

(Registrant)

Date:          February 14, 2012

Signature:   /s/ RONALD NUNLIST

Ronald Nunlist, President and Chairman of the Board

Date:          February 14, 2012

Signature:   /s/ JACK WILLIAMS

Jack Williams, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          February 14, 2012

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. as of December 31, 2011 and 2010 and the related statements of operations and retained earnings and cash flows for the three-month periods ended December 31, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

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

                                                                  BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

February 14, 2012

PISMO COAST VILLAGE, INC. BALANCE SHEETS

DECEMBER 31, 2011 AND 2010 AND SEPTEMBER 30, 2011

	December 31, 2011 (Unaudited)	September 30, 2011 (Audited)	December 31, 2010 (Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$1,585,310	$1,801,693	$1,496,301
Accounts receivable	20,844	23,079	28,329
Inventory	151,092	154,455	136,409
Current deferred taxes	73,700	73,600	73,300
Prepaid income taxes	106,400	1,300	16,400
Prepaid expenses	122,100	43,877	113,324
Total current assets	2,059,446	2,098,004	1,864,063

Pismo Coast Village Recreational Vehicle
Resort and Related Assets – Net of accumulated depreciation	14,043,497	14,081,098	13,982,439

Other Assets

	25,961	27,059	30,354

Total Assets	$16,128,904	$16,206,161	$15,876,856

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC. BALANCE SHEETS

DECEMBER 31, 2011 AND 2010 AND SEPTEMBER 30, 2011

	December 31, 2011 (Unaudited)	September 30, 2011 (Audited)	December31, 2010 (Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$199,209	$160,383	$234,323
Accrued salaries and vacation	60,346	175,549	58,378
Rental deposits	840,058	796,158	772,656
Current portion of long- term debt	134,633	131,882	115,581
Total current liabilities	1,234,246	1,263,972	1,180,938

Long-Term Liabilities

Long-term deferred taxes	665,000	664,000	506,200
N/P Donahue Trans	34,946	36,587	41,312
N/P Mission Community Bank	4,112,597	4,146,617	4,500,021
Total Liabilities	6,046,789	6,111,176	6,228,471

Stockholders’ Equity

Common stock – no par value, 1,800 shares issued 1,787 and 1,789 shares outstanding at December 31, 2011 and 2010, respectively	5,606,919	5,606,919	5,613,194
Retained earnings	4,475,196	4,488,066	4,035,191
Total stockholders’ equity	10,082,115	10,094,985	9,648,385

Total Liabilities and Stockholders’ Equity	$16,128,904	$16,206,161	$15,876,856

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC.

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(UNAUDITED) THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010
	Three Months Ended December 31,
	2011	2010

Income

Resort operations	$1,030,256	$984,340
Retail operations	221,210	218,926
Total income	1,251,466	1,203,266

Costs and Expenses

Operating expenses	1,027,630	949,165
Cost of goods sold	114,639	107,632
Depreciation	79,955	86,767
Total costs and expenses	1,222,224	1,143,564

Income (loss) from operations	29,242	59,702

Other Income (Expense)
Interest income	758	2,145
Interest expense	(54,070)	(62,289)
Total other income (expense)	(53,312)	(60,144)

Income (Loss) Before Provision for Income Taxes

	(24,070)	(442)

Income Tax Expense (Benefit)

	(11,200)	(200)

Net (Loss)

	(12,870)	(242)

Retained Earnings – Beginning of Period

	4,488,066	4,035,433

Retained Earnings – End of Period

	$4,475,196	$4,035,191

Net Income (Loss) Per Share

	$(7.20)	$(0.14)

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

	2011			2010

Cash Flows From Operating Activities

		$(12,870)		$(242)
Net (Loss)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	$79,955		$86,767
Increase (decrease) in accounts receivable	2,235		(3,745)
Increase (decrease) in inventory	3,363		(8,505)
Increase in deferred tax asset	900		-
Decrease in prepaid income taxes	(105,100)		(16,400)
Decrease in prepaid expenses	(78,223)		(79,332)
Decrease in accounts payable and accrued liabilities	38,826		72,660
Decrease in accrued salaries and vacation	(115,203)		(111,901)
Increase in rental deposits	43,900		1,445
Decrease in income taxes payable	-		(41,800)
Total adjustments		(129,347)		(100,811)

Net cash used in operating activities		(142,217)		(101,053)

Cash Flows From Investing Activities

Capital expenditures	(41,256)		(101, 680)
Net cash used in investing activities		(41,256)		(101,680)

Cash Flows from Financing Activities

Principal repayments of note payable	(32,910)		(28,089)
Net cash used in financing activities		(32,910)		(28,089)

Net (decrease) in cash and cash equivalents		(216,383)		(230,822)

Cash and Cash Equivalents – Beginning of

  Period

		1,801,693		1,727,123

Cash and Cash Equivalents – End of Period

		$1,585,310		$1,496,301

Schedule of Payments of Interest and Taxes

Payments for income tax		$93,000		$58,000
Cash paid for interest		$54,070		$62,289

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 AND SEPTEMBER 30, 2011

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

Earnings (Loss) Per Share

The earnings (loss) per share are based on the weighted-average number of shares outstanding at the end of each reporting period. The Company does not have any potentially dilutive securities issued or outstanding.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

At December 31, 2011, the Company had cash deposits in excess of the $250,000 federally insured limit with Mission Community Bank of $1,302,534; however, in the past the Company has used Excess Deposit Insurance Bond which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. The FDIC’s Temporary Transaction Account Guarantee Program provides unlimited coverage for non-interest bearing accounts until December 31, 2013. Mission Community Bank is participating in the Temporary Liquidity Guarantee Program which is a requirement to obtain the non-interest bearing coverage.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND 2010 AND SEPTEMBER 30, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic. ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of December 31, 2011, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the internal Revenue Service for fiscal years ending on or after September 30, 2007 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2006.

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

Advertising

The Company follows the policy of charging the costs of non-direct response advertising as incurred. Advertising expense was $12,556 and $20,343 for the three months ended December 31, 2011 and 2010, respectively.  There was no advertising expense capitalized in prepaid expense.

Subsequent Events

Subsequent events have been evaluated through February 14, 2012, which is the date the financial statements were available to be issued.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND 2010 AND SEPTEMBER 30, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

During 2011, the Financial Accounting Standards Board (FASB) issued 12 Accounting Standards Updates (ASUs).  The ASUs amend previously issued authoritative guidance and are effective for interim and annual periods beginning after December 15, 2011 and later. The guidance in these updates will not have a material impact on the Company’s financial position or results of operations.

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At December 31, 2011, September 30, 2011 and December 31, 2010, property and equipment included the following:

	December 31, 2011	September 30, 2011	December 31, 2010
Land	$9,957,263	$9,957,263	$9,957,263
Building and resort improvements	10,696,748	10,675,136	10,328,842
Furniture, fixtures, equipment and leasehold improvements	541,314	536,539	523,322
Transportation equipment	472,478	472,478	477,278
Construction in progress	74,559	59,690	77,670
	21,742,362	21,701,106	21,364,375
Less: accumulated depreciation	(7,698,865)	(7,620,008)	(7,381,936)
	$$14,043,497	$14,081,098	$13,982,439

NOTE 3 - LINE OF CREDIT

The Company has a revolving line of credit for $500,000 with Mission Community Bank which expires March 2012. The interest rate is variable, at one percent over West Coast Prime with an initial rate of 6.00 percent at December 31, 2011.

The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of December 31, 2011 and 2010 and September 30, 2011.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND 2010 AND SEPTEMBER 30, 2011

NOTE 4 - NOTE PAYABLE

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Mission Community Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano, California. The total loan currently outstanding is $1,409,082 and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande, California with Mission Community Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,831,786 and financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $41,308 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal.

Principal payments of the notes payable are as follows:

Year Ending December 31,
2012	$134,633
2013	142,360
2014	149,903
2015	157,853
2016	1,107,357
Thereafter	2,590,070
$4,282,176

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND 2010 AND SEPTEMBER 30, 2011

NOTE 6 - INCOME TAXES

The provision for income taxes is as follows:

	December 31, 2011	December 31, 2010
Income tax provision (benefit)	$ (11,200)	$ (200)

The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit, nondeductible variable costs of shareholder usage and other adjustments. The Company has not recorded a valuation allowance for deferred tax assets since the benefit is expected to be realized within the following year.

NOTE 7 - OPERATING LEASES

The Company leases two pieces of property to use as storage lots. One is leased under a seven-year agreement beginning March 1, 2006, for $4,802 based on the Consumer Price Index.

The second lot is located in Oceano, California and is leased at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $432 per month.

Future minimum lease payments under the two property leases and the obligation to lease equipment are as follows:

For the Year Ended December 31,
2012	$61,512
2013	57,624
2014	24,010
2015	-
2016	-
Thereafter	-
$143,146

Rent expense under these agreements was $23,205 and $23,205 for the three-month period ended December 31, 2011 and 2010, respectively.

NOTE 8 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan was $14,613 and $14,458 for the three months ended December 31, 2011 and 2010, respectively.