Form 10-Q
period 2012-03-31
PISMO COAST VILLAGE INC
filed 2012-05-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2012

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

(State or other jurisdiction of incorporation or organization)                                                (IRS Employer ID No.)

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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total site occupancy is up 3.2% compared to this time last year due to the timing of Spring break. Occupancy projections look equal to last year throughout the remainder of the fiscal year. Revenues from ancillary operations such as the General Store, arcade, laundromat, and bike rental are flat to slightly down year-to-date, and management feels this is directly related to the economy, and that this trend will continue throughout the remainder of the fiscal year.

RV storage continues to be a primary source of revenue for the Company; however, demand has slowed due to the economy’s impact on disposable income. RV storage provides numerous benefits to the customer, including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in a national “My Favorite Campground” contest sponsored by Woodalls, Pismo Coast Village was voted as one of the top ten favorite campgrounds for 2011. Also, Pismo Coast Village was one of forty-four parks nationally to receive an industry rated “A” park from over 33,000 surveys for customer satisfaction.

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

Income from resort operations for the three‑month period ended March 31, 2012, increased $109,359, or 12.8%, above the same period in 2011. This increase in income reflects a $91,687, or 16.2%, increase in site revenue due to paid occupancy increasing 10.3%, and a site rental rate increase effective January 1 2012. Also reflected in this increase is a $17,633, or 6.5%, increase in RV storage activity. Resort Operations Income for the six‑months ended March 31, 2012, increased $155,275, or 8.4%, from the same period ended March 31, 2011. This increase is due primarily to an increase of $127,443, or 10.2%, in site revenue as a result of a 3.8% increase in paid site occupancy and a rate increase effective January 1, 2012.  RV storage activity contributed to this increase with a 5.4%, or $29,846, increase in revenue.

Income from retail operations for the three‑month period ended March 31, 2012, increased $13,124, or 6.9%, above the same period in 2011. The General Store revenue was up $8,633, or 9.4%, and RV Service revenue increased $4,494, or 4.6%, from the previous year. Income from Retail Operations for the six‑month period ending March 31, 2012, increased by $15,408, or 3.7%, above the same period ended March 31, 2011. The General Store was up $8,301, or 4.1%, and RV Service was up $7,101, or 3.4%. Management recognizes this economy is impacting the ancillary revenue areas within the resort. The RV Service operation is marketed to off‑resort customers, and, therefore, is not as impacted by resort occupancy. Management continues to place importance upon ongoing review of retail product mix, attention to service, and staff training. The Company anticipates flat to slightly positive performance in income from retail operations through the remainder of fiscal year 2012.

Operating expenses for the three‑month period ending March 31, 2012, increased $88,896, or 10.0%, above the same period ended March 31, 2011. This increase in expenses primarily reflects labor, workers’ compensation, landscaping (primarily tree trimming and removal), property tax, and resort repairs and maintenance. For the six‑month period ending March 31, 2012, operating expenses increased by $167,361, or 9.1%, above the same period in 2011. This increase reflects labor, workers' compensation, payroll fees, landscaping, property tax, small equipment, and repairs and maintenance. Management continues to review and scrutinize expenses in order to maximize efficiency and profitability during this volatile economy. Due to the age of the Resort, the Company is undertaking maintenance activity which is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, utility improvements, landscaping, and building repair.

Cost of Goods Sold expenses, as a percentage of retail income for the three‑months ended March 31, 2012, are 51.0% compared to 46.8% for the same period in 2011. For the six‑months ended March 31, 2012, Cost of Goods Sold expenses were 51.4% compared to 48.1% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three‑months ended March 31, 2012, is $53,653, compared to $61,250 for the same period in 2011. For the six‑month period ended March 31, 2012, compared to the same period in 2011, interest expense was $107,723 and $123,539 respectively. This expense reflects financing for the purchase of additional RV storage properties which closed escrow January 11, 2006, April 6, 2006, and March 5, 2008.

Loss before provision for income tax for the three‑month period ended March 31, 2012, decreased by $24,954, reflecting increased income in resort and retail operations compared to the previous year. For the six‑months ended March 31, 2012, loss before provisions for income tax decreased by $1,326 reflecting increased income from resort and retail operations. Revenues during this period are directly attributed to and are consistent with seasonal occupancy of a tourist‑oriented business.

Upon review of operational expenses, occupancy, and competition, the Board of Directors may approve adjustments to the nightly site rental rates or towing and storage rates. Due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply‑demand balance generally remains favorable, future operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs at higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive. It is anticipated the published rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

LIQUIDITY

The Company plans capital expenditures of approximately $625,000 in fiscal year 2012 to further enhance the resort facilities and services. These projects include: renovation of 47 campsites, major road paving, Clubhouse upgrade including new windows, a new trailer towing truck, an ADA-compliant pool lift, and a new financial reporting program. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public. With the exception of the new financial reporting program, all other 2012 projects were completed on time and within budget.

The Company's current cash position as of March 31, 2012, is $1,938,907, which is 21.2% more than the position in 2011. This increase in cash on hand reflects last year’s $250,000 principal buy-down of a note payable made in March 2011. The present level of cash is being maintained in anticipation of large capital expenditures. Management is planning and implementing long‑term renovations to the Resort property which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles.

Accounts payable and accrued liabilities increased $116,942, or 73.0%, from the same period last year. This reflects some significant expenditures associated with the campsite renovation completed on March 30, 2012. All undisputed payables have been paid in full according to the Company's policy.

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

DISCLOSURE CONCERNING WEBSITE ACCESS TO COMPANY REPORTS

The Company makes available on its website, www.pismocoastvillage.com, access to its annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

The public may read and copy any of the materials filed with the SEC at the SEC's Public Reference Room located at 100 F Street, N. E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1‑800‑SEC‑0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy statements, and other information that the Company files with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a‑15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of March 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10‑K for the year ended September 30, 2011.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) promulgated by the SEC under the 1934 Act) during the six‑months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ‑ OTHER INFORMATION

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

Date:          May 14, 2012

Signature:   /s/ RONALD NUNLIST

Ronald Nunlist, President and Chairman of the Board

Date:          May 14, 2012

Signature:   /s/ JACK WILLIAMS

Jack Williams, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          May 14, 2012

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. as of March 31, 2012 and 2011 and the related statements of operations and retained earnings and cash flows for the six-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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

                                                                  BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

May 14, 2012

PISMO COAST VILLAGE, INC. BALANCE SHEETS

MARCH 31, 2012 AND 2011 AND SEPTEMBER 30, 2011

	March 31, 2012 (Unaudited)	September 30, 2011 (Audited)	March 31, 2011 (Unaudited)

ASSETS

Current Assets

Cash and cash equivalents	$ 1,938,907	$ 1,801,693	$ 1,600,257
Accounts receivable	19,256	23,079	24,948
Inventory	176,164	154,455	175,363
Current deferred taxes	73,000	73,600	73,300
Prepaid income taxes	222,500	1,300	226,600
Prepaid expenses	43,275	43,877	32,931
Total current assets	2,473,102	2,098,004	2,133,399

Pismo Coast Village Recreational Vehicle
Resort and Related Assets – Net of accumulated depreciation	14,328,492	14,081,098	14,105,421

Other Assets

	24,863	27,059	27,059

Total Assets	$ 16,826,457	$ 16,206,161	$ 16,265,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses	$ 303,886	$ 160,383	$ 186,944
Accrued salaries and vacation	64,912	175,549	55,823
Rental deposits	1,498,662	796,158	1,457,658
Current portion of long- term debt	135,938	131,882	128,007
Total current liabilities	2,003,398	1,263,972	1,828,432

Long-Term Liabilities

Long-term deferred taxes	657,700	664,000	581,500
N/P Donahue Trans	33,271	36,587	39,771
N/P Mission Community Bank	4,079,638	4,146,617	4,210,010
Total Liabilities	6,774,007	6,111,176	6,659,713

Stockholders’ Equity

Common stock – no par value, 1,800 shares issued 1,787 and 1,789 shares outstanding at March 31, 2012 and 2011, respectively	5,606,919	5,606,919	5,613,194
Retained earnings	4,445,531	4,488,066	3,992,972
Total stockholders’ equity	10,052,450	10,094,985	9,606,166

Total Liabilities and Stockholders’ Equity	$ 16,826,457	$ 16,206,161	$ 16,265,879

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED) THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Income

Resort operations	$ 963,797	$ 854,438	$ 1,994,053	$ 1,838,778
Retail operations	203,152	190,028	424,362	408,954
Total income	1,166,949	1,044,466	2,418,415	2,247,732

Cost and Expenses

Operating expenses	977,729	888,833	2,005,359	1,837,998
Cost of goods sold	103,547	88,964	218,186	196,596
Depreciation and amortization	84,346	85,387	164,301	172,154
Total cost and expenses	1,165,622	1,063,184	2,387,846	2,206,748

Income (Loss) from Operations	1,327	(18,718)	30,569	40,984

Other Income (Expense)
Gain on sale of fixed assets	-	2,170	-	2,170
Interest and dividend income	561	1,079	1,319	3,224
Interest expense	(53,653)	(61,250)	(107,723)	(123,539)
Total other income (expense)	(53,092)	(58,001)	(106,404)	(118,145)

Loss Before Provision for Income Tax
	(51,765)	(76,719)	(75,835)	(77,161)

Income Tax (Benefit)
	22,100	34,500	33,300	34,700

Net Loss	$ (29,665)	$ (42,219)	(42,535)	(42,461)

Retained Earnings – Beginning of Period
			4,488,066	4,035,433

Retained Earnings – End of Period
			$ 4,445,531	$ 3,992,972

Net Loss Per Share
	$ (16.60)	$ (23.60)	$ (23.80)	$ (23.73)

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

	2012		2011

Cash Flows From Operating Activities

Net (Loss)		$ (42,535)		$ (42,461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	$ 164,301		$ 172,153
Gain on disposal of fixed assets	-		(2,170)
Increase (decrease) in accounts receivable	3,823		(364)
Increase in inventory	(21,709)		(47,459)
Decrease in current deferred taxes	600		-
Increase in prepaid income taxes	(221,200)		(226,600)
Decrease in prepaid expenses	602		1,061
Decrease in other assets	2,196		4,392
Increase in accounts payable and accrued expenses	143,504		25,282
Decrease in accrued salaries and vacation	(110,637)		(114,456)
Increase in rental deposits	702,504		686,447
Decrease in income taxes payable	-		(41,800)
Increase (decrease) in deferred taxes	(6,300)		75,300
Total adjustments		657,684		531,786

Net cash provided by operating activities		615,149		489,325

Cash Flows Used in Investing Activities

Capital expenditures	(411,697)		(311,229)
Proceeds from sale of assets	-		2,250
Net cash used in investing activities		(411,697)		(308,979)

Cash Flows from Financing Activities

Principal payments on note payable	(66,238)		(307,212)
Net cash (used in) financing activities		(66,238)		(307,212)

Net increase (decrease) in cash and cash equivalents		137,214		(126,866)

Cash and Cash Equivalents – Beginning of Period

		1,801,693		1,727,123

Cash and Cash Equivalents – End of Period

		$ 1,938,907		$ 1,600,257

Schedule of Payments of Interest and Taxes

Payments for interest		$ 107,723		$ 123,539
Payments for income tax		$ 100,632		$ 158,401

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 AND SEPTEMBER 30, 2011 (Audited)

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

Earnings (Loss) Per Share

The earnings (loss) per share reported on the financial statements are based on the weighted-average number of shares outstanding at the end of each reporting period. The Company does not have any potentially dilutive securities issued or outstanding.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with maturities of three months or less when purchased, to be cash equivalents.

Concentration of Credit Risk

At March 31, 2012, the Company had cash deposits in excess of the $250,000 federally insured limit with Mission Community Bank of $1,634,757; however, in the past the Company has used Excess Deposit Insurance Bond which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. The FDIC’s Temporary Transaction Account Guarantee Program provides unlimited coverage for non-interest bearing accounts until December 31, 2013. Mission Community Bank is participating in the Temporary Liquidity Guarantee Program which is a requirement to obtain the non-interest bearing coverage.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2012 AND 2011 AND SEPTEMBER 30, 2011

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

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of March 31, 2012, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the internal Revenue Service for fiscal years ending on or after September 30, 2008 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2007.

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

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $23,453 and $31,500 for the six months ended March 31, 2012 and 2011, respectively. There was no advertising expense capitalized in prepaid expense.

Subsequent Events

Subsequent events have been evaluated through May 14, 2012, which is the date the financial statements were available to be issued.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2012 AND 2011 AND SEPTEMBER 30, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial condition or results of their operations. Various accounting standards and interpretations were issued with effective dates subsequent to December 31, 2011. The Company has evaluated the recently issued accounting pronouncements that are effective in the current period and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows when adopted.

Further, the Company is closely monitoring the joint standard-setting efforts of the Financial Accounting Standards Board and the International Accounting Standards Board. There are a large number of pending accounting standards that are being targeted for completion in 2011 and beyond, including, but not limited to, standards relating to revenue recognition, accounting for leases, fair value measurements, accounting for financial statements, disclosure of loss contingencies and financial statements presentation. Because these pending standards have not yet been finalized, at this time the Company is not able to determine the potential future impact that these standards will have, if any, on the Company’s financial position, results in operations or cash flows.

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At March 31, 2012, September 30, 2011 and March 31, 2011, property and equipment included the following:

	March 31, 2012	September 30, 2011	March 31, 2011
Land	$ 9,957,263	$ 9,957,263	$ 9,957,263
Building and resort improvements	11,074,248	10,675,136	10,332,175
Furniture, fixtures, equipment and
leasehold improvements	551,730	536,539	526,033
Transportation equipment	472,478	472,478	472,478
Construction in progress	54,886	59,690	276,780
	22,110,605	21,701,106	21,564,729
Less: accumulated depreciation	(7,782,113)	(7,620,008)	(7,459,308)
	$ 14,328,492	$ 14,081,098	$ 14,105,421

NOTE 3 - LINE OF CREDIT

The Company’s revolving line of credit for $500,000 expired on March 24, 2012. There was no outstanding amount on the line of credit at March 31, 2012 and 2011 and September 30, 2011. The Company’s line of credit is expected to be renewed in May 2012.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2012 AND 2011 AND SEPTEMBER 30, 2011

NOTE 4 - NOTE PAYABLE

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Mission Community Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano, California. The total loan currently outstanding is $1,388,284 and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande, California with Mission Community Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,820,797 and financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $39,767 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal.

For the Periods Ending March 31,
2013	$ 135,938
2014	144,136
2015	151,774
2016	159,325
2017	1,085,461
Thereafter	2,572,213
$4,248,847

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2012 AND 2011 AND SEPTEMBER 30, 2011

NOTE 6 - INCOME TAXES

The provision for income taxes is as follows:

	March 31, 2012	March 31, 2011
Income tax benefit	$ 33,300	$ 34,700

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of federal tax benefit and nondeductible variable costs of shareholder usage.

NOTE 7 - OPERATING LEASES

The Company leases two pieces of property to use as storage lots. One is leased under a seven-year agreement beginning March 1, 2006, for $4,802 based on the Consumer Price Index. The lease is scheduled to expire February 28, 2013.

The second lot is located in Oceano, California and is leased at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

Future minimum lease payments under the second lease and an obligation to lease equipment are as follows:

For the Year Ended March 31,
2013	$ 57,787
2014	4,965
2015	4,965
2016	4,965
2017	4,965
Thereafter	-
$ 77,647

Rent expense under these agreements was $46,409 and $46,409 for the six-months ended March 31, 2012 and 2011, respectively.

NOTE 8 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $26,189 for the six months ended March 31, 2012. The contribution to the pension plan for the six months ended March 31, 2011 was $25,289.