Form 10-Q
period 2012-06-30
PISMO COAST VILLAGE INC
filed 2012-08-15
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2012

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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total site occupancy is up 2.4% compared to this time last year due to good weather conditions and a high June occupancy due to early school summer recess. Occupancy projections look equal to last year throughout the remainder of the fiscal year. Revenues from ancillary operations such as the store, arcade, laundromat, and bike rental are flat year-to-date, and management feels this is directly related to the economy, and this trend will continue throughout the remainder of the fiscal year.

RV storage continues to be a major source of revenue for the Company, and this spring has seen a slight increase in demand from new storage customers. RV storage provides numerous benefits to the customer, including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

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

Income from resort operations for the three‑month period ended June 30, 2012, increased $35,582, or 2.6%, above the same period in 2011. Resort Income for the nine months ended June 30, 2012, increased $190,857, or 5.9%, above the same period ended June 30, 2011. This increase in the quarter ending June 30, 2012, is due primarily to a $25,386, or 2.4%, increase in paid site revenue, despite a 0.3% decrease in paid site occupancy. The site revenue increase was due to a site rental rate increase effective January 1, 2012. The quarterly increase also reflects a 4.5%, or $13,636, increase in the Company’s RV storage program due to new storage customers. The increase in Resort Operations Income for the nine-month period reflects increases in site rental of $152,828, and $43,485, in storage activity for the reasons mentioned above. Management feels these increases in revenue reflect ongoing loyalty from return customers that appreciate the Resort’s location and commitment to quality guest services.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from Retail Operations for the three-month period ending June 30, 2012, decreased $2,539, or 0.8%, below the same period in 2012. This decrease reflects a $3,320, or 2.8%, decrease in the RV Service operation. The General Store revenue increased by 0.4%, which reflects the business due to decreased site occupancy and the current economy. The RV Service business suffered temporarily due to key staff off work due to health issues. Income from Retail Operations for the nine-month period ending June 30, 2012, increased by $12,869, or 1.8%, above the same period ended June 30, 2011. This reflects a $3,788, or 1.2%, increase in RV Service income and a $9,081, or 2.3%, increase in General Store income. Management feels this minimal increase in revenue from retail operations is a symptom of the economy and customer’s reluctance to spend. The Company anticipates similar activity in both income from resort operations and retail operations through the remainder of fiscal year 2012.

Operating expenses for the quarter ended June 30, 2012, increased $4,758, or 0.5%, from the same period in 2011. This increase in expense is primarily a result of workers’ compensation insurance, and property taxes. Operating expenses for the nine-month period ended June 30, 2012, increased $172,120, or 6.2%, from the same period in 2011. This increase is primarily due to labor and related expenses, especially worker’s compensation, and property taxes.

Cost of Goods Sold for 2012 are within projected levels at 48.2% of retail sales for the quarter and 50.1% year-to-date. Cost of Goods Sold for 2011 was 44.4% and 46.5% respectively.

Interest Expense for the three‑month and nine-month periods ended June 30, 2012, is $54,619 and $162,342, respectively, compared to $58,437 and $181,976 the previous year. This expense reflects the financing due to acquiring new RV storage properties that closed escrow January 11, 2006, April 6, 2006, and May 9, 2008.

Net Income for the quarter ending June 30, 2012, increased by $4,451, or 1.6%, compared with the same period ending June 30, 2011. This quarterly increase in Net Income is primarily due to increased income in resort operations, and a decrease in interest expense. Net Income for the nine months ending June 30, 2012, increased by $36,362, or 17.6%, compared with the same period ending June 30, 2011. This increase in Net Income is a result of an increase in resort and retail operations income, and a decrease in interest expense. The last quarter of 2012 is expected to provide adequate resources for continuing business and provide for planned capital expenditures.

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

LIQUIDITY

The Company planned capital expenditures of approximately $625,000 in fiscal year 2012 to further enhance the resort facilities and services. These projects include: renovation of 47 campsites, major road paving, Clubhouse upgrade including new windows, a new trailer towing truck, an ADA-compliant pool lift, and a new financial reporting program. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public. With the exception of the new financial reporting program that has not been completed, all other 2012 projects were completed on time and within budget.

The Company's current cash position as of June 30, 2012, is $1,765,479, which is 1.9% less than the previous year. This decrease in cash reflects a $350,000 pay down of a note made in June 2012, and an increase in capital expenditures compared to the previous year. The present level of cash is being maintained in anticipation of large capital expenditures in the upcoming fiscal year.

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

Accounts Receivable for the period ending June 30, 2012 decreased $3,493 below June 30, 2011, and reflects efforts by staff to collect overdue accounts.

Rental Deposits increased $52,597, or 3.8%, compared to the same period last year due to site rental rate increases effective January 1, 2012, and increased annual storage customers.

Accounts Payable and accrued liabilities increased $6,551 to an amount of $151,763 for June 30, 2012, compared to the same period ending 2011. This increase was primarily due to timing of payment of monthly liabilities. All undisputed payables have been paid in full according to the Company's policy.

The Company has consistently demonstrated an ability to optimize revenues developed from Resort and Retail Operations during the summer season. During other less revenue producing periods, RV storage space and site rentals are paid for in advance and used for Resort improvements and cash reserves. The Company has a revolving line of credit for $500,000 to augment operating or capital expenditure cash needs during off-season periods. The Company considers its financial position sufficient to meet its anticipated future financial requirements. The foregoing information is forward‑looking, based upon certain assumptions of future performance which may not come to fruition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a‑15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10‑K for the year ended September 30, 2011.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) promulgated by the SEC under the 1934 Act) during the nine‑months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ‑ OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES

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

Date:          August 10, 2012

Signature:   /s/ RONALD NUNLIST

Ronald Nunlist, President and Chairman of the Board

Date:          August 10, 2012

Signature:   /s/ JACK WILLIAMS

Jack Williams, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          August 10, 2012

Signature:   JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheet of Pismo Coast Village, Inc. as of June 30, 2012 and 2011, and the related statements of operations and retained earnings and cash flows for the three-month and nine-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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

                                                                  BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

August 10, 2012

PISMO COAST VILLAGE, INC.
BALANCE SHEETS
JUNE 30, 2012 AND 2011 AND SEPTEMBER 30, 2011

	June 30,	September 30,	June 30,
	2012	2011	2011
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,765,479	$1,801,693	$1,800,837
Accounts receivable	21,091	23,079	24,584
Inventory	173,279	154,455	171,600
Current deferred income taxes	79,300	73,600	76,500
Prepaid income taxes	203,300	1,300	112,300
Prepaid expenses	4,005	43,877	10,418
Total current assets	2,246,454	2,098,004	2,196,239

Pismo Coast Village Recreational Vehicle
Resort and Related Assets –
Net of accumulated depreciation	14,381,771	14,081,098	14,121,932

Other Assets	23,765	27,059	28,157

Total Assets	$16,651,990	$16,206,161	$16,346,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$151,763	$160,383	$145,212
Accrued salaries and vacation	63,059	175,549	61,102
Rental deposits	1,434,889	796,158	1,382,292
Current portion of notes payable	165,224	131,882	143,568
Total current liabilities	1,814,935	1,263,972	1,732,174

Long-Term Liabilities
Long-term deferred income taxes	725,800	664,000	609,300
Note payable Donahue Transportation, net of
current portion	95,425	36,587	38,197
Note payable Mission Community Bank, net of current portion	3,678,688	4,146,617	4,165,235
Total Liabilities	6,314,848	6,111,176	6,544,906

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued
1,787 and 1,789 shares outstanding at June 30, 2012 and
September 30, 2011,Respectively	5,606,919	5,606,919	5,606,919
Retained earnings	4,730,223	4,488,066	4,194,503
Total stockholders’ equity	10,337,142	10,094,985	9,801,422

Total Liabilities and Stockholders’ Equity	$16,651,990	$16,206,161	$16,346,328

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)
THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Income
Resort operations	$1,406,247	$1,370,665	$3,400,300	$3,209,443
Retail operations	301,015	303,554	725,377	712,508
Total income	1,707,262	1,674,219	4,125,677	3,921,951

Cost and Expenses
Operating expenses	955,817	951,059	2,961,176	2,789,056
Cost of goods sold	145,282	134,755	363,468	331,351
Depreciation and amortization	89,140	80,768	253,441	252,922
Total cost and expenses	1,190,239	1,166,582	3,578,085	3,373,329

Income from Operations	517,023	507,637	547,592	548,622

Other Income (Expense)
Gain on sale of fixed assets	-	2,170	-	2,170
Interest and dividend income	888	955	2,207	4,179
Interest expense	(54,619)	(58,437)	(162,342)	(181,976)
Total other (expense)	(53,731)	(55,312)	(160,135)	(175,627)

Income Before Provision for Income Tax	463,292	452,325	387,457	372,995

Income Tax (Expense)	(178,600)	(172,084)	(145,300)	(167,200)

Net Income	$284,692	$280,241	242,157	205,795

Retained Earnings – Beginning of Period			4,488,066	4,035,433

Redemption of Stock				(46,725)

Retained Earnings – End of Period			$4,730,223	$4,194,503
Net Income Per Share	$159.31	$156.82	$135.51	$115.16

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2012 AND 2011

	2012		2011
Cash Flows From Operating Activities
Net Income		$242,157		$205,795
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	$250,147		$249,628
Amortization	3,294		3,294
Gain on sale of property	-		(2,170)
Changes in operating assets and liabilities
Decrease in accounts receivable	1,988		-
Increase in inventory	(18,824)		(43,696)
Increase in current deferred taxes	(5,700)		(3,200)
Increase in prepaid income taxes	(202,000)		(112,300)
Decrease in prepaid expenses	39,872		23,574
Increase in accounts payable and accrued
expenses	(8,620)		(16,451)
Decrease in accrued salaries and vacation	(112,490)		(109,177)
Increase in rental deposits	638,731		611,081
Decrease in income taxes payable	-		(41,800)
Increase (decrease) in long term deferred	61,800		103,100
income taxes
Total adjustments		648,198		661,883

Net cash provided by operating activities		890,355		867,678

Cash Flows Used in Investing Activities
Capital expenditures	(550,822)		(405,213)
Proceeds from sale of property	-		2,250
Net cash used in investing activities		(550,822)		(402,963)

Cash Flows from Financing Activities
Redemption of stock			(53,000)
Borrowings on long-term notes payable	74,620		-
Principal payments on note payable	(450,367)		(338,001)
Net cash (used in) financing activities		(375,747)		(391,001)

Net increase (decrease) in cash and		(36,214)		73,714
cash equivalents

Cash and Cash Equivalents – Beginning of Period		1,801,693		1,727,123

Cash and Cash Equivalents – End of Period		$$1,765,479		$$1,800,837

Schedule of Payments of Interest and Taxes
Cash paid for interest during the period		$162,342		$181,976
Cash paid for income taxes during the period		$198,255		$63,000

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 AND SEPTEMBER 30, 2011 (Audited)

NOTE 1 – NATURE OF BUSINESS

Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

The Company’s revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather when paid.

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

Property and Equipment – Pismo Coast Village

All property and equipment are recorded at cost. Depreciation of property and equipment is computed using an accelerated method based on the cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2012 AND 2011 AND SEPTEMBER 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic 740. ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of June 30, 2012, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. The Company’s policy is to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. Interest or penalties associated with income taxes have been included in this provision for income taxes. The company does not expect any material changes through June 30, 2013. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2008 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2007.

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $32,705 and $39,189 for the nine months ended June 30, 2012 and 2011, respectively. There was no advertising expense capitalized in prepaid expense.

Concentrations

Credit Risk:

At June 30, 2012, the Company had cash deposits in excess of the $250,000 federally insured limit with Mission Community Bank of $1,458,475; however, in the past the Company has used an Excess Deposit Insurance Bond which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. The FDIC’s Temporary Transaction Account Guarantee Program provides unlimited coverage for non-interest bearing accounts until December 31, 2012. Mission Community Bank is participating in the Temporary Liquidity Guarantee Program which is a requirement to obtain the non-interest bearing coverage.

Subsequent Events

Events subsequent to June 30, 2012 have been evaluated through August 10, 2012, which is the date the financial statements were available to be issued.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 31, 2012 AND 2011 AND SEPTEMBER 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial condition or results of their operations. Various accounting standards and interpretations were issued with effective dates subsequent to September 30, 2011. The Company has evaluated the recently issued accounting pronouncements that are effective in the current period and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows when adopted.

Further, the Company is closely monitoring the joint standard-setting efforts of the Financial Accounting Standards Board and the International Accounting Standards Board. There are a large number of pending accounting standards that are being targeted for completion in 2012 and beyond, including, but not limited to, standards relating to revenue recognition, accounting for leases, fair value measurements, accounting for financial statements, disclosure of loss contingencies and financial statements presentation. Because these pending standards have not yet been finalized, at this time the Company is not able to determine the potential future impact that these standards will have, if any, on the Company’s financial position, results in operations or cash flows.

NOTE 3 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At June 30, 2012, September 30, 2011 and June 30, 2011, property and equipment included the following:

	June 30,	September 30,	June 30,
	2012	2011	2011
Land	$9,957,263	$9,957,263	$9,957,263
Building and resort improvements	11,122,336	10,675,136	10,652,446
Furniture, fixtures, equipment and
leasehold improvements	551,730	536,539	526,033
Transportation equipment	561,525	472,478	472,478
Construction in progress	59,074	59,690	54,886
	22,251,928	21,701,106	21,663,106
Less: accumulated depreciation	(7,870,156)	(7,620,008)	(7,541,174)
	$14,381,772	$14,081,098	$14,121,932

NOTE 4 - LINE OF CREDIT

The Company renewed its revolving line of credit for $500,000, expiring March 2013. The interest rate is variable at one percent over West Coast Prime, with an initial rate of 6.00 percent at June 30, 2012. The purpose of the loan is to augment operating cash needs in off-season months. There were no outstanding amounts on the line of credit at June 30, 2012, September 30, 2011 and June 30, 2011.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2012 AND 2011 AND SEPTEMBER 30, 2011

NOTE 5 - NOTES PAYABLE

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande with Mission Community Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano, California. The total loan currently outstanding is $1,017,573 and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande, California with Mission Community Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,810,423 and financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal. The Company secured a note payable with Donahue Transportation Services Corp on a 2008 Tow Truck. The lease originated on December 9, 2009. The total lease currently outstanding is $38,197 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal. The Company secured a lease which has been classified as a capital lease and included with notes payable. The capital lease is with Donahue Transportation Services Corp on a 2013 Hino Truck. The lease originated on May 10, 2012. The total balance currently outstanding is $73,144 and financed over a period of seven years at an interest rate of 4.751%. The payments are currently $1,046 per month interest and principal.

At June 30, 2012, minimum payments are as follows:

For the Year Ending June 30,
2013	$ 165,224
2014	174,635
2015	183,816
2016	760,044
2017	74,760
Thereafter	2,580,858
$ 3,939,337

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

The Company redeemed two shares of common stock from a single shareholder during the quarter ended June 30, 2011 for $53,000. At this time, shares have not been retired. No shares have been redeemed during the current fiscal year.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2012 AND 2011 AND SEPTEMBER 30, 2011

NOTE 7 - INCOME TAXES

The provision for income taxes is as follows:

	June 30, 2012	June 30 2011
Income tax expense	$145,300	$167,200

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of federal tax benefit and nondeductible variable costs of shareholder usage.

NOTE 8 - OPERATING LEASES

The Company leases a piece of property to use as a storage lot under a seven-year agreement beginning March 1, 2006, for $4,802 and is based on the Consumer Price Index. The lease is scheduled to expire February 28, 2013.

The Company also leases a second lot located in Oceano, California and is leased at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

At June 30, 2012, future minimum lease payments under these leases were as follows:

For the Year Ended June 30,
2013	$ 43,381
2014	4,965
2015	4,965
2016	4,965
2017	3,724
Thereafter	-
$ 62,000

Rent expense under these agreements was $69,614 and $69,614 for the nine months ended June 30, 2012 and 2011, respectively.

NOTE 9 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $37,926 and $37,460 for the nine months ended June 30, 2012 and 2011, respectively.