Form 10-K
period 2012-09-30
PISMO COAST VILLAGE INC
filed 2012-12-20
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

                                                                                                               (Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 30, 2012

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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES [  ]            NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.        $49,084,000

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2013 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 19, 2013, are incorporated by reference into Part III.

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

Competition for the tourist market is strong between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's Internet web page to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $58,987 for fiscal year 2012, which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

EMPLOYEES

As of September 30, 2012, the Company employed approximately 58 people with 24 of these on a part-time basis and 34 on a full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 56 employees to 63 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION

The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing operational expenses and conducting a local comparative rate study, the Board voted not to increase RV storage. However, the Board voted to increase all holiday rates to match the Summer Prime time rate and add a $10 per night premium to the fourth of July holiday week. This rate increase was effective June 30, 2012. It is anticipated the proposed rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

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

The public may read and copy any materials filed with the Securities and Exchange Commission at the SEC's Public Reference Room located at 100 F Street, N. E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy statements, and other information that the Company files electronically with the SEC.

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

In 1980, the Company purchased a 2.1-acre parcel of real property located at 2250 22nd Street, Oceano, California, at a price of $66,564. The property is being used by the Company as a storage facility for recreational vehicles. The storage capacity of this lot is approximately 121 units.

In 1981, the Company exercised an option and purchased a 3.3-acre parcel located at 300 South Dolliver Street, Pismo Beach, California, at a price of $300,000. The property, which previously had been leased by the Company, is used primarily as a recreational vehicle storage yard. The storage capacity of this lot is approximately 96 units.

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

Due to the continued demand for RV storage and the denial of the aforementioned permit, the Board of Directors elected to purchase additional property. On January 11, 2006, the Company closed escrow on a six-acre property previously developed as an RV storage facility. The purchase price was $2.1 million, and included approximately 80 existing storage customers. This property had been permitted and developed the previous year, and is considered in good condition with a capacity of approximately 260 units.

On April 6, 2006, the Company purchased the 2.2-acre property in Oceano it previously rented from Union Pacific Railroad for RV storage. The purchase price was $925,000 and the condition is considered good. The lot is operating at full capacity with 180 units.

On May 9, 2008, the Company closed escrow on a 19.55-acre property in Arroyo Grande to be developed for RV storage. The purchase price was $3.1 million for the undeveloped land. The Company received a development permit through the County of San Luis Obispo Planning Commission. The development was completed in May 2010, and the storage capacity is expected to be approximately 900 units.

Funding for these acquisitions was obtained through a local lending institution with a balance owed as of September 30, 2012, of $3,807,873.

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

1.         TRAILER STORAGE YARDS

In 1986, the Company leased a parcel of land 100 feet wide by 960 feet long from the Union Pacific Railroad Corporation. The property is being used by the Company as a storage facility for recreational vehicles. Capital improvements in the amount of $40,000 were made to this property, which provides storage for approximately 180 units. On July 29, 2005, Union Pacific Railroad Corporation sold the property to the Weyrick Family Trust who, after entering into a five-year lease, agreed to sell the property to the Company for $925,000. This transaction was completed April 6, 2006.

Associated with the previously mentioned property, and included within the fenced storage perimeter, is the lease of a ten-foot by 960-foot section belonging to Union Pacific Railroad. This lease also allows for the Company's fence to encroach upon the lessor's property. This annual lease is currently $1,845, with a 3% automatic annual increase.

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

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 per month for the second year, and continuing years are tied to the "CPI" index. During fiscal year 2012, lease payments were made in the amount of $35,201. Current rent payments are $2,972 and may be impacted in the future by the flood district assessment.

In March of 2006, the Company entered into a seven-year lease with Sheridan Properties LP (formerly Vawter Investments, LP), owners of four acres the Company will utilize for RV storage. The Company developed the property and received concessions through limited free and discounted rent. The property was occupied for storage in June 2006 and stores approximately 149 units.

Lease payments are currently $4,802 per month and will escalate March 1st of each year by the Consumer Price Index (CPI). During fiscal year 2012, lease payments were made in the amount of $57,618.

The Resort leases out areas to other companies to insure that the best service and equipment are available for guest use. These areas are leased from the Company pursuant to the herein below described leases.

1.        RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC.

This agreement is dated November 1, 2012, and pursuant to this agreement, the Company granted Coin Amusements, Inc. the concession to operate various coin-operated game units at the Resort. The one-year term expires on October 31, 2013, and continued renewal is expected without significant impact.

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

ITEM 4.             (REMOVED AND RESERVED).

PART II

ITEM 5.               MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER

                          MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a.          MARKET INFORMATION

There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company shares as Pismo Coast Investments. The last transaction the Company is aware of occurred September 8, 2012, at a price of $28,000 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

b.         HOLDERS

The approximate number of holders of the Company's common stock on September 30, 2012, was 1,533.

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

ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The following analysis discusses the Company's financial condition as of September 30, 2012, compared with September 30, 2011. The discussion should be read in conjunction with the audited consolidated financial statement and the related notes to the financial statement and the other financial information included elsewhere in this Form 10-K.

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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Site occupancy for fiscal year 2012 was up 1.6% due to good weather and despite the impact of economy-related issues. Occupancy projections look equal to last year at the beginning of fiscal year 2013. Revenues from ancillary operations such as the General Store, arcade, and bike rental, with the exception of RV service and laundromat, are flat to slightly up at year-end. Management feels any significant revenue downturn is directly related to the economy, and this trend will continue well into fiscal year 2013.

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

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-2008. In addition, in 2008 the resort was the only industry rated "A" park in California for customer satisfaction based on Internet visitor surveys collected nationally by Guest Reviews. The resort also received the Guest Reviews “A” rated park recognition for the years 2011 and 2012.

The Company's commitment to quality, value, and enjoyment is underscored by the business's success due to word of mouth and referrals from guests. In addition, investment for online marketing, ads in the two leading national directories, and trade magazine advertising formulates most of the business marketing plan.

CURRENT OPERATING PLANS

The Board of Directors continues its previously established policy by adopting a stringent conservative budget for fiscal year 2013, which projects a positive cash flow of approximately $1,225,179 from operations. This projection is based on paid site occupancy remaining even with fiscal year 2012 and receiving new storage customers at a moderate rate. While the Company projects a positive cash flow, this cannot be assured for fiscal year 2013.

FINANCIAL CONDITION

The business of the Company is seasonal and is concentrated on prime days of the year which are defined as follows: President's Day Weekend, Easter week, Memorial Day Weekend, summer vacation months, Labor Day, Thanksgiving Weekend, and Christmas vacation. There are no known trends that affect business or affect revenue.

The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from laundromat and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from general store operations and from RV parts and service operations.

The Company has arranged a $500,000 line of credit that is currently not drawn on. Besides the financing resulting from the purchase of RV storage property, the Company has no other liabilities to creditors other than current accounts payable arising from its normal day-to-day operations and advance Resort rental reservation deposits, none of which are in arrears.

LIQUIDITY

The Company's policy is to use its ability to generate operating cash flow to meet its expected future needs for internal growth. The Company has continued to maintain sufficient cash so as to not require the use of a short-term line of credit during the off-season period, and the Company expects to be able to do so (although no assurance of continued cash flow can be given).

Net cash provided by operating activities totaled $1,026,768 in 2012, compared to $942,840 in 2011, due to decrease in deferred income tax and depreciation, increase in inventory and prepaid expenses, increase in rental deposits, and a decrease in income taxes payable.

During fiscal year 2012, cash investments of $585,105 included renovating 47 campsites, replacement of a trailer tow truck, renovation of Clubhouse and Restaurant, road paving, and the purchase of an ADA compliant pool lift. These projects were completed on time and within budget. During fiscal year 2011, cash investments of $447,603 included renovating 26 RV sites, major road paving, and continued Wi-Fi upgrade. As of September 30, 2012, the Company carried a debt of $3,807,873 as a result of acquiring the three RV storage properties.

With the possibility of requiring additional funds for planned capital improvements and the winter season, the Company maintains a $500,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal year 2012's current ratio (current assets to current liabilities) of 1.61 decreased from fiscal year 2011's current ratio of 1.66. The decrease in current ratio is the result of an increase in rental deposits, and increase in current portion of long-term debt.

Working Capital increased to $844,371 at the end of fiscal year 2012, compared with $834,032 at the end of fiscal year 2011. This increase is primarily a result of increased cash and cash equivalents, inventory, prepaid income taxes, and a decrease in accounts payable.

CAPITAL RESOURCES AND PLANNED EXPENDITURES
The Company plans capital expenditures up to $500,000 in fiscal year 2013 to further enhance the Resort facilities and services. This would include site renovation for 50 sites and upgrading some resort television channels to high definition. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR TO YEAR COMPARISON

Revenue: Operating revenue, interest and other income increased above the prior fiscal year ended September 30, 2011, by $141,455, or 2.4%.

REVENUE BY SEGMENT
	2012	2011
OCCUPANCY
% of Shareholder Site Use	23.4%	22.8%
% of Paid Site Rental	51.4%	50.9%
% Total Site Occupancy	74.8%	73.8%
% of Storage Rental	70.3%	68.0%
Average Paid Site	$50.07	$48.05

RESORT OPERATIONS
Site Rental	$3,770,326	$3,573,985
Storage Operations	1,217,605	1,161,192
Support Operations	139,444	139,680
Total	5,127,375	4,874,857

RETAIL OPERATIONS
Store	623,494	608,203
RV Repair/Parts Store	437,701	442,509
Total	1,061,195	1,050,712

INTEREST INCOME	3,094	5,140

OTHER INCOME/(EXPENSES)	(117,330)	2,170

TOTAL REVENUE	$6,074,334	$5,932,879

Occupancy rates on the previous table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, laundromat, recreational activities, and other less significant sources. Other income for 2012 includes the loss on disposal of assets.

2012 COMPARED WITH 2011

Resort operations income increased $252,518, or 5.2%, primarily due to a $196,341, or 5.5%, increase in site rental revenue. This increase reflects a 1.2% increase in paid site occupancy and holiday rate increases. RV storage and spotting activity increased $56,413, or 4.8%, above the previous year. This increase in storage activity was primarily due to new storage customers and trailer spotting activity.

Retail operations income increased $10,483, or 1.0%, due to a $15,291, or 2.5%, increase in the General Store operation. This increase is attributed to the increase in total site occupancy. The RV Service business income decreased $4,808, or 1.1%, due to the absence of a service technician during a critical period. In an effort to maximize revenue, management continues to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service.

Interest and Other Income decreased $96,822, or 41.1%, below the previous year as a result of writing off $117,330 of assets that had been disposed of or no longer in service to the Company.

Operating Expenses increased $207,898, or 5.2%, as a result of labor and labor related expenses, workers’ compensation, landscaping services, accounting services, repairs and maintenance, vehicle expense, RV storage lot maintenance, and property taxes.

Maintaining a conservative approach, most expense items were managed well below Plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Interest Expense decreased from $237,024 in fiscal year 2011 to $212,300 in 2012. This 10.4% decrease was due to accelerated payments and interest adjustments on financing the RV storage properties.

Income before provision for income taxes of $875,966, a 5.3% decrease below last year, is reflective of loss on disposal of assets in 2012.

Net income of $471,466 for fiscal year 2012 shows a decrease of $27,892, or 5.6%, below a net income of $499,358 in 2011. This decrease in net income is a reflection of increased operational expenses, a decrease in interest income, and disposal of assets.

INFLATION has not had a significant impact on our profit position. The Company has increased rates, which have more than compensated for the rate of inflation.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Pismo Coast Village, Inc.

Pismo Beach, California

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (a California corporation) as of September 30, 2012 and 2011, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

 BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 16, 2012

PISMO COAST VILLAGE, INC. BALANCE SHEETS

SEPTEMBER 30, 2012 AND 2011

	2012	2011

ASSETS

Current Assets

Cash and cash equivalents	$1,832,935	$1,801,693
Accounts receivable	20,547	23,079
Inventory	157,795	154,455
Current deferred taxes	73,600	73,600
Prepaid income taxes	103,800	1,300
Prepaid expenses	40,176	43,877
Total current assets	2,228,853	2,098,004

Pismo Coast Village Recreational Vehicle Resort and Related Assets – Net	14,227,301	14,081,098

Other Assets

	22,666	27,059
Total Assets	$16,478,820	$16,206,161

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$150,516	$160,383
Accrued salaries and vacation	183,322	175,549
Rental deposits	882,570	796,158
Current portion of long-term debt	168,074	131,882
Total current liabilities	1,384,482	1,263,972

Long-Term Liabilities

Long-term deferred taxes	796,800	664,000
N/P Donahue Trans Service	91,288	36,587
N/P Mission Community Bank	3,639,799	4,146,617
Total Liabilities	5,912,369	6,111,176

Stockholders’ Equity

Common stock – no par value, 1,800 shares issued, 1,787 and 1,787 shares outstanding at September 30, 2012 and 2011, respectively	5,606,919	5,606,919
Retained earnings	4,959,532	4,488,066
Total stockholders’ equity	10,566,451	10,094,985

Total Liabilities and Stockholders’ Equity	$16,478,820	$16,206,161

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC.

STATEMENTS OF INCOME AND RETAINED EARNINGS

YEARS ENDED SEPTEMBER 30, 2012 AND 2011
	2012	2011

Income

Resort operations	$5,127,375	$4,874,857
Retail operations	1,061,195	1,050,712
Total income	6,188,570	5,925,569

Costs and Expenses

Operating expenses	4,155,280	3,947,382
Cost of goods sold	514,720	490,461
Depreciation and amortization	316,068	332,854
Total costs and expenses	4,986,068	4,770,697

Income from operations	1,202,502	1,154,872

Other Income (Expense)
Interest/dividend income	3,094	5,140
Interest expense	(212,300)	(237,024)
(Loss) Gain on disposal of assets	(117,330)	2,170
Total other income (expense)	(326,536)	(229,714)

Income Before Provision for Income Taxes

	875,966	925,158

Income Tax Expense

	404,500	425,800

Net Income

	471,466	499,358

Retained Earnings – Beginning of Year

	4,488,066	4,035,433

Redemption of Stock

	-	(46,725)

Retained Earnings – End of Year

	$4,959,532	$4,488,066

Net Income Per Share

	$263.83	$279.44

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

Cash Flows From Operating Activities

Net income	$471,466	$499,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316,068	332,854
Decrease in deferred income tax	132,800	157,500
(Gain) Loss on disposal of fixed assets	117,330	(2,170)
Decrease in accounts receivable	2,532	1,505
(Increase) in inventory	(3,340)	(26,551)
(Increase) Decrease in prepaid expenses	3,701	(9,885)
(Increase) in prepaid income taxes	(102,500)	(1,300)
Decrease in other assets	4,393	4,392
(Decrease) in accounts payable and accrued liabilities	(9,867)	(1,280)
Increase in accrued salaries and vacation	7,773	5,270
Increase in rental deposits	86,412	24,947
(Decrease) in income taxes payable	-	(41,800)
Total adjustments	555,302	443,482

Net cash provided by operating activities	1,026,768	942,840

Cash Flows From Investing Activities

Proceeds from sale of property	5,500	2,250
Capital expenditures	(585,105)	(447,603)
Net cash used in investing activities	(579,605)	(445,353)

Cash Flows from Financing Activities

Redemption of stock	-	(53,000)
Principal payments of notes payable	(415,921)	(369,917)
Net cash used in financing activities	(415,921)	(422,917)
Net increase in cash and cash equivalents	31,242	74,570

Cash and Cash Equivalents – Beginning of Year

	1,801,693	1,727,123

Cash and Cash Equivalents – End of Year

	$1,832,935	$1,801,693

Schedule of Payments of Interest and Taxes

Cash paid for income tax	$281,255	$311,414
Cash paid for interest	$212,300	$237,024

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

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

Concentration of Credit Risk

At September 30, 2012 and 2011, the Company had cash deposits in excess of the $250,000 federally insured limit with Mission Community Bank of $1,543,955 and $1,529,292 respectively; however, in the past the Company has used an Excess Deposit Insurance Bond which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. The FDIC’s Temporary Transaction Account Guarantee Program provides unlimited coverage for non-interest bearing accounts until December 31, 2013. Mission Community Bank is participating in the Temporary Liquidity Guarantee Program which is a requirement to obtain the non-interest bearing coverage.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue and Cost Recognition

The Company's revenue is recognized on the accrual basis of accounting as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

Advertising

The Company follows the policy of charging the costs of non-direct response advertising to expense as incurred. Advertising expense was $58,987 and $70,172 for the years ended September 30, 2012 and 2011, respectively.

Income Tax

The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic 740. ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of September 30, 2012 and 2011, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. The Company’s policy is to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. Interest or penalties associated with income taxes have been included in this provision for income taxes. The Company does not expect any material changes through September 30, 2013. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2008 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2007.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial condition or results of their operations. Various accounting standards and interpretations were issued with effective dates subsequent to September 30, 2012. The Company has evaluated the recently issued accounting pronouncements that are effective in the current period and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows when adopted.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

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

Subsequent Events

Subsequent events have been evaluated through November 16, 2012, which is the date the financial statements were available to be issued.

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At September 30, 2012 and 2011, property and equipment included the following:

	2012	2011
Land	$9,957,263	$9,957,263
Building and park improvements	10,272,349	10,675,136
Furniture, fixtures, equipment and leasehold improvements	449,226	536,539
Transportation equipment	457,989	472,478
Construction in progress	62,027	59,690
	21,198,854	21,701,106
Less: accumulated depreciation	(6,971,553)	(7,620,008)
	$14,227,301	$14,081,098

Depreciation expense for 2012 and 2011 was $316,068 and $332,854 respectively.

NOTE 3 - LINE OF CREDIT

The Company has a revolving line of credit for $500,000 with Mission Community Bank, expiring March 2013. The interest rate is variable at one percent over West Coast Prime, with an initial rate of 6.00 percent at September 30, 2012. The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of September 30, 2012 or 2011.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 4 - NOTES PAYABLE

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande, California with Mission Community Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano, California. The total loan currently outstanding is $992,540, and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principle. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande with Mission Community Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,799,164 and financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $36,590 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal. The Company secured a lease which has been classified as a capital lease and included with notes payable. The capital lease is with Donahue Transportation Service Corp on a 2013 Hino Truck. The lease originated on May 10, 2012. The total balance currently outstanding is $70,864 and is financed over a period of seven years at an interest rate of 4.751%. The payments are currently $1,046 per month interest and principal.

Principal payments of the notes payable are as follows:

Year Ending September 30,
2013	$168,074
2014	176,904
2015	186,206
2016	133,438
2017	671,172
Thereafter	2,563,367
$3,899,161

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

During the 2011 fiscal year, the Company redeemed two shares of stock from a single shareholder for a total of $53,000.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 6 – FAIR VALUE MEASUREMENTS

The authoritative guidance for fair value measurements establishes a three-tier value hierarch, which prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as unadjusted quoted process in active markets for identical assets or liabilities, Level 2, defined as inputs other than quoted process in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, and accounts payable, and notes payable. The fair values of cash and cash equivalents, trade receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments.

Fair Value Measurements at Reporting

		Quoted Prices in Active Markets for Identical Assets/Liabilities
			Significant Other Observable Inputs	Significant Unobservable Inputs

	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2012

Notes Payable	$3,899,161	$-	$3,899,161	$-

Total Liabilities	$3,899,161	$-	$3,899,161	$-

September 30, 2011

Notes Payable	$4,315,086	$-	$4,315,086	$-

Total Liabilities	$4,315,086	$-	$4,315,086	$-

The carrying amount of the notes payable approximated fair value due because the borrowings bear interest at variable market rates.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 7 - INCOME TAXES

The provision for income taxes is as follows:

	2012	2011
Current:
Federal	$177,200	$176,900
State	94,500	91,400
	271,700	268,300
Deferred:
Federal	136,600	157,200
State	(3,800)	300
	$404,500	$425,800

The deferred tax assets (liabilities) are comprised of the following:

	2012		2011
	Current	Long-term	Current	Long-term
Deferred tax assets:
Federal	$68,300	$-	$68,400	$-
State	5,300	-	5,200	-
Deferred tax liabilities
Federal	-	(744,500)	-	(608,000)
State	-	(52,300)	-	(56,000)
	$73,600	$(796,800)	$73,600	$(664,000)

The deferred tax assets (liabilities) consist of the following temporary differences:

	2012	2011
Depreciation	$(796,800)	$(664,000)
Total gross deferred tax liabilities	(796,800)	(664,000)
Vacation accrual	25,500	25,100
Federal benefit of state taxes	48,100	48,500
Total gross deferred tax assets	73,600	73,600
	$(723,200)	$(590,400)

The effective income tax rate varies from the statutory federal income tax rate as follows:

	2012	2011
Statutory federal income tax rate	34.0%	34.0%
Increase (decrease):
State income taxes, net of federal benefit	5.8	5.8
Nondeductible variable costs of shareholder usage	6.5	6.0
Other miscellaneous adjustments	(0.1)	0.2
Effective Income Tax Rate	46.2%	46.0%

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 7 - INCOME TAXES (Continued)

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, states net of federal tax benefit and nondeductible variable costs of shareholder usage.

NOTE 8 - OPERATING LEASES

The Company leases two pieces of property to use as storage lots. One is leased under a seven-year agreement beginning March 1, 2007, for $4,802 based on the Consumer Price Index. The lease is scheduled to expire February 28, 2013.

The Company also leases a second lot located in Oceano, California at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

Future minimum lease payments under the first property lease and the obligation to lease equipment are as follows:

Year Ended September 30,
2013	$ 28,975
2014	4,965
2015	4,965
2016	4,965
2017	2,483
Thereafter	-
$ 46,353

Rent expense under these agreements was $94,778 and $94,610 for the years ended September 30, 2012 and 2011, respectively.

NOTE 9 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan, for the years ended September 30, 2012 and 2011, is $49,376 and $48,988, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

NOTE 10 - OPERATING EXPENSES

Operating expenses for the years ended September 30, 2012 and 2011, consisted of the following:

	2012	2011
Administrative salaries	$ 408,420	$ 389,895
Advertising and promotion	58,987	70,172
Auto and truck expense	133,540	113,736
Bad debts	5,191	9,445
Contract services	67,296	51,236
Corporation expense	56,119	52,196
Custodial supplies	31,852	31,928
Direct labor	1,358,714	1,326,836
Employee travel and training	28,137	20,939
Equipment lease	5,260	5,228
Insurance	547,588	477,565
Miscellaneous	50,069	44,170
Office supplies and expense	46,063	46,689
Payroll tax expense	157,558	149,631
Payroll service	33,321	9,382
Pension plan match	49,376	48,988
Professional services	98,573	104,067
Property taxes	173,206	163,134
Recreational supplies	8,554	4,936
Rent - storage lots	94,778	94,610
Repairs and maintenance	146,578	122,197
Retail operating supplies	4,030	5,027
Security	4,116	4,096
Service charges	106,181	113,561
Taxes and licenses	7,970	8,625
Telephone	36,393	33,641
Uniforms	22,485	25,241
Utilities	414,925	420,211
Total Operating Expenses	$ 4,155,280	$ 3,947,382

INDEPENDENT AUDITOR'S REPORT

ON ADDITIONAL INFORMATION

To the Board of Directors and

Stockholders of Pismo Coast Village, Inc.

Pismo Beach, California

Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2012 and 2011 appears on page 3. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of income (unaudited) for the three months ended September 30, 2012 and 2011 are presented for purposes of additional analysis and are not a required part of the basic financial statements. These statements are the responsibility of management and were derived from, and relate directly to, the underlying accounting and other records used to prepare the financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.

                                                             BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 16, 2012

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME (UNAUDITED) THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

Income
Resort operations	$1,727,075	$1,665,414
Retail operations	335,818	338,204
Total income	2,062,893	2,003,618

Costs and Expenses
Operating expenses	1,194,104	1,158,326
Cost of goods sold	151,252	159,110
Depreciation and Amortization	62,627	79,932
Total costs and expenses	1,407,983	1,397,368

Income from operations	654,910	606,250

Other Income (Expenses)
Interest income	887	961
Interest expense	(49,958)	(55,048)
Gain on sale of fixed assets	(117,330)	-
Total other income (expense)	(166,401)	(54,087)

Income Before Provision for Income Taxes	488,509	552,163

Provision for Tax Expense	259,200	258,600

Net Income	$229,309	$293,563

Earnings Per Share	$128.32	$164.28

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer (who is our principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2012 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures were effective as of such date.

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

As of September 30, 2012, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of September 30, 2012.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Inapplicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

a.             The Company's Directors were chosen at the Shareholder's Annual Meeting held January 21, 2012. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

LOUIS BENEDICT, Director	Age 85

Louis Benedict served in the U. S. Navy from 1944 to 1946, and again during the Korean War, from 1952 to 1953. He attended the University of Southern California, majoring in electrical engineering, and following that earned a B.S. degree in electrical engineering at the University of Colorado. Mr. Benedict was employed from 1957 to 1962 as a project-engineering manager with Lockheed Missiles and Space, from 1962 to 1964 as a vice president with William A. Revelle Corporation, and from 1964 to 1966 as an engineering section manager with Lockheed Missiles and Space. From 1966 to 1975, he was employed as the director of subcontract administration with Litton Industries, from 1975 to 1994 as vice president of contract administration for Datametrics Corporation, and from 1994 until his retirement in 1998 as a consultant in the field of U. S. defense contracts administration. Mr. Benedict has served on the Board of Directors since November 2002.

KURT BRITTAIN, Director	Age 82

After his Marine Corps service, Mr. Brittain was employed for more than thirty-three years by Orange County, California, prior to his retirement in 1986. His background includes public works, flood control and manager of the county’s harbors, beaches and parks system. He was in charge of three harbors, seven beaches and more than twenty-six parks, three of which were camping parks. He has completed extension courses in business administration, management, recreation and real estate. Mr. Brittain has been a member of the Board from March 1990 to July 1999 and from January 2002 to present, serving one year as Vice President – Administration, five years as Executive Vice President, and ten years as Vice President – Secretary.

HARRY BUCHAKLIAN, Director	Age 80

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

RODNEY ENNS, Director	Age 59

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

DOUGLAS EUDALY, Director	Age 81

Douglas Eudaly has an associate of arts degree from Fresno City College in elementary education, and a bachelor’s degree in elementary education from Fresno State College. He has done doctoral studies at Nova University in Ft. Lauderdale, Florida, and received a PhD from Clayton Theological Institute in Clayton, California. He holds life teaching credentials for elementary and junior high schools and administrative credentials for preschool through adult school. In 1991, Dr. Eudaly retired from the Fresno Unified School District with thirty-one years of service credit—the last five years as program director for the Disability Awareness Program. He was president of the Fresno Teacher’s Association in 1970–1971, as well as chairman of the district’s negotiating council and served one term as chief negotiator. He served three years as president of the board of directors for Friendship Center for the Blind, and as chairman of several advisory committees for food banks and other nonprofit organizations. He served more than three years as the deacon chairman at the Evangelical Free Church of Fresno. Dr. Eudaly has served on the Board since January 2002.

WILLIAM FISCHER, Director and Executive Vice President	Age 79

William (Bill) Fischer and his spouse Joy reside in Simi Valley. He served four years in the U.S. Air Force during the Korean War. He is a graduate of California State University, Northridge, with a B.S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company’s corporate office as an accounting supervisor. Texaco, Inc. acquired Getty Oil in 1985, and he was promoted to Manager of Benefits Plan’s Accounting. Mr. Fischer was responsible for the Savings/Thrift, 401(k), and ESOP Plans administration until 1989 when he elected early retirement. He was a financial consultant to various companies until 2006. Mr. Fischer also was active in residential real estate from 1989 to 1997, and currently has an active real estate broker’s license. He is a member of the Veteran’s of Foreign Wars, Elks, Moose, and Knights of Columbus organizations. He looks forward to contributing his financial background to the Board. Mr. Fischer is currently serving a second year as Executive Vice President and has been on the Board since January 2002.

WAYNE HARDESTY, Director	Age 78

Wayne Hardesty graduated from Arizona State University in 1955. He was commissioned an Ensign from the Naval Office Candidate School in Newport, Rhode Island in 1956, and was immediately assigned to the Navy Area Audit Office in Los Angeles for duty at U.S.C. and General Dynamics-Pomona. He entered civil service in 1959, and remained with the Audit Office until 1973, at which time he became a price analyst for the U.S. Air Force at Norton Air Force Base working on the Minuteman Project. Mr. Hardesty received his MBA from Southern Illinois University in 1980. He retired from civil service in 1988 and became self-employed, primarily in tax preparation for both individual and business returns. He became a licensed Enrolled Agent in 1989 and currently operates Hardesty Financial Services in Ontario, California. Mr. Hardesty has been a member of the Board since September 2008, and is currently serving a third year as Chairman of the Audit Committee.

R. ELAINE HARRIS, Director	Age 74

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

DENNIS HEARNE, Director	Age 74

Dennis Hearne holds an A.A. degree in business administration from Hartnell Junior College. He served two years in the Navy. Prior to retirement, he was employed in a family agriculture business, L.A. Hearne Company, located in the Salinas Valley, for thirty-seven years, and presently serves as a director of the company’s board. Mr. Hearne has also served on the board of directors of the California Feed and Grain Association in Sacramento and the California Crop Improvement Association in Davis. He is a member of Knights of Columbus, serving as treasurer and financial secretary for fifteen years. Mr. Hearne is a volunteer fireman with thirty-eight years service in King City, and is the fire department’s treasurer. He has been a member of the Board of Directors since September 2006, and is currently serving a second year as Chairman of the Nominating Committee.

GLENN HICKMAN, Director	Age 79

Glenn Hickman has a B.A. in business and a secondary teaching credential from Fresno State University. His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal Resources, a subsidiary of Shell Oil Company. Mr. Hickman has been a member of the Board since July 1999 and served nine years as Executive Vice President.

TERRIS HUGHES, Director	Age 63

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

GARRY NELSON, Director	Age 62

Garry Nelson is the President and General Manager of Vintage Nurseries, which specializes in grapevines. A graduate of Cal Poly San Luis Obispo, Mr. Nelson has been involved in agriculture for more than thirty-seven years. Prior to his employment at Vintage Nurseries, he was vice president and chief operating officer for Belridge Farms for many years. Mr. Nelson has served on the Shafter City Council for the past twenty years, serving as mayor for eight of those years. He also serves on the board of Bakersfield Memorial Hospital Foundation and on numerous agricultural industry boards. Mr. Nelson has served on the Board since November 2008.

RONALD NUNLIST, Director and President	Age 74

Ronald Nunlist was employed in the oil business for many years. From 1995 to 1997, he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. From 1997 until his retirement in 1999, Mr. Nunlist was employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations. Mr. Nunlist presently serves as a planning commissioner for the City of Shafter, California. He has been a member of the Board since January 1986, serving five years as President (1992 to 1997), ten years as Vice President – Operations, and is currently serving as President.

GEORGE PAPPI, JR., Director	Age 50

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

JERALD PETTIBONE, Director	Age 86

Jerry Pettibone sold and retired from his company, Pettibone Signs, in Santa Cruz in 1988. He started the company, which operated statewide, in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985 and 1986. He served on the board of directors of the California Electric Sign Association for twenty-two years, including four years as state president, and was elected a director emeritus. He was active in Rotary International for forty years, serving as district governor for District 5170 with 4,500 members that included the Silicon Valley. A life member of the Disabled American Veterans, he served in the Navy in the South Pacific during World War II. Mr. Pettibone is also a fifty-year life member of the Elks. He has been a member of the Board since January 1993, including three years as Chief Financial Officer, and served fifteen years as President.

DWIGHT PLUMLEY, Director and Vice President - Operations	Age 59

Dwight Plumley attended College of the Sequoias studying electronic engineering and construction real estate. In 1973, he started in the produce equipment industry working for Packers Manufacturing Inc. as a service and installation supervisor. In 1979, he became employed by Pennwalt Corporation, an international equipment producer, as a project manager and supervisor. Mr. Plumley purchased Packers Manufacturing Inc. in 1987, and, as President, produces fruit and vegetable packing and processing systems, from small to multimillion dollar projects, nationwide and internationally. He has also served on the board of directors for Yosemite Bible Camp, a 60-acre facility for up to 350 campers and staff from 1994 to 2006, and served as church Deacon from 1984 to 2004. Mr. Plumley has been a member of the Board of Directors since January 2010, and is currently serving as Vice President – Operations.

GARY WILLEMS, Director and Vice President - Secretary	Age 58

Gary Willems holds a B.A. degree in music education and a California life teaching credential from Fresno Pacific University, as well as a professional clear administrative services credential. Since July 1, 2007, Mr. Willems has been employed as the Visual and Performing Arts Coordinator and is also the Administrator at the Dunlap Leadership Academy Charter School (an on-line High School) at Kings Canyon Unified School District. Prior to that, he was a Band Director for thirty years in the Dinuba/Reedley area, and was also Head Marching Band Director of the Reedley High School Band from 1985 to 2007. He is an active member of the California Band Director’s Association and is the past president of Fresno and Madera counties’ Music Educators Association. Mr. Willems has served on the Board of Directors since January 2001, and is currently serving as Vice President – Secretary.

JACK WILLIAMS, Director, Chief Financial Officer and Vice President – Finance	Age 62

Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. He was employed as a financial analyst by Texaco Oil Corporation in the Bakersfield area from 1997 until 1999, and as Chief Financial Officer for Goodwill Industries of South-Central California from March 2000 to November 2004. Mr. Williams was an interim-controller for Diversified Utilities Services, a position he held from April 2005 to December 2005. He established his own C.P.A. practice in 1983, which he continues to own and operate. Mr. Williams has been a member of the Board since January 1995, and is currently serving a sixteenth year as Chief Financial Officer and Vice President – Finance.

b.            OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

JAY JAMISON, Chief Executive Officer/General Manager and Assistant Corporate Secretary	Age 59

Jay Jamison has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. In March 2007, the Board changed his title to Chief Executive Officer/General Manager. He has a B.S. degree in Agricultural Management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family’s guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed Thousand Trails resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. Mr. Jamison was appointed to and served as a commissioner on the Pismo Beach Conference and Visitors Bureau from February 1998 to January 2010, serving as Chair from August 1999 until February 2009. At the 1999 National Association of RV Parks and Campgrounds Annual Convention, he was elected to serve on the Board of Directors representing the ten western states. During his two terms on the Board, he served four years as Treasurer of the National Association, a position he held until he termed out December 2005. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross, and served until June 2011, including from June 2006 until July 2008 as Board Chairman. In February 2006, Mr. Jamison was elected to serve as a commissioner on the California Travel and Tourism Commission, which markets California to potential domestic and international visitors, a position he still holds. He has been Chairman of the California Travel and Tourism Commission’s Audit Committee the last two years and was elected to the Commission’s Executive Committee in October 2012. In July 2012, Mr. Jamison was installed as a member of the Board of Directors for the San Luis Obispo County Conference and Visitors Bureau.

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

We believe that the members of our Audit Committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Due to the fact that the directors of Pismo Coast Village, Inc. do not receive compensation for the services they provide in that capacity, the Company has been unable to nominate and retain a director with the required expertise to stand for election to the Board of Directors. However, until the time that our Audit Committee has a qualified audit committee financial expert, we believe our engagement of Glenn Burdette (GB), Certified Public Accountants, satisfies this requirement. GB provides the Company's quarterly compilation of the balance sheets and the related statements of operations, and retained earnings, and cash flows in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

A copy of the Company’s Code of Ethics will be provided to any person, without charge, upon written request. Requests for the Company’s Code of Ethics should be addressed to:

                               Mr. Jay Jamison, Chief Executive Officer/General Manager

                               Pismo Coast Village, Inc.

                               165 South Dolliver Street

                               Pismo Beach CA 93449

g.            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers, and persons who beneficially own more than ten percent of a registered class of our equity securities within specified time periods to file with the SEC initial reports (“Form 3”) of beneficial ownership and reports of changes (“Form 4” and “Form 5”) in beneficial ownership of Common Stock of the Company. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all of the Company’s officers, directors and beneficial owners of greater than ten percent of the outstanding Common Stock complied with the Section 16(a) filing requirements for the fiscal year ending September 30, 2012.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer of Pismo Coast Village, Inc. for the three years ended September 30, 2010, 2011, and 2012. No other person who is currently an executive officer or employee of Pismo Coast Village, Inc. earned salary and bonus compensation exceeding $100,000 during any of those years.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total
		$	$	$	$	$	$	$	$
Jay N. Jamison CEO/General Manager & Assistant Corporate Secretary	2012	$132,672	$29,500	$ -	$ -	$ -	$ -	$6,385	$168,557
	2011	$132,672	$26,700	$ -	$ -	$ -	$ -	$5,872	$165,244
	2010	$132,672	$25,000	$ -	$ -	$ -	$ -	$6,307	$163,979

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officer identified in the Summary Compensation Table contained above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Personnel and Compensation/Benefits Committee consists of William Fischer (Chairman), who is an executive officer of the Company serving as Executive Vice President; Terris Hughes, director of the Company; Ronald Nunlist, who is an executive officer and serves as President and Chairman of the Board; Gary Willems, who is an executive officer of the Company serving as Vice President – Secretary; and Jack Williams, who is an executive officer of the Company and serves as Chief Financial Officer and Vice President – Finance. All of the members of the Personnel and Compensation/Benefits Committee during 2012 were non-employee directors. There are no other compensation committee interlocks between the Company and other entities involving the Company’s executive officers.

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

d.            EMPLOYMENT AGREEMENT WITH OUR NAMED EXECUTIVE OFFICER

The Company has entered into an employment agreement with the named executive officer. The material terms of this agreement are summarized as follows:

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

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTED DURING THE LAST FISCAL YEAR

Not applicable.

LONG-TERM INCENTIVE PLANS

Except as described in our 401(k) plan, the Company did not have a long-term incentive plan during the fiscal years ended September 30, 2012 or 2011.

REPORT ON RE-PRICING OF OPTIONS/SARS

Not applicable.

COMPENSATION OF DIRECTORS

During fiscal year 2012 none of the Company's directors received cash remuneration for their service. However, the directors are entitled to reimbursement for out-of-pocket costs and expenses incurred on behalf of the Company, and mileage reimbursement for travel to and from meetings upon request. Since this reimbursement is on a fully accountable basis, there is no portion treated as compensation. In addition, they are entitled to use of the Resort for attending meetings and are provided with food and refreshments in connection with Board Meetings. The aggregate value of the foregoing during the fiscal year ended September 30, 2012 was estimated at $27,794.

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

b.            SECURITY OWNERSHIP OF MANAGEMENT.

The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2012

Board Member	Title of Class	*Amount of Ownership	Percent of Class

Louis Benedict	Common Stock	1 Share	0.056%
20955 De Mina Street
Woodland Hills CA 91364

Kurt Brittain	Common Stock	2 Shares	0.111%
12105 Center Avenue
San Martin CA 95046

Harry Buchaklian	Common Stock	1 Share	0.056%
1361 East Ticonderoga Drive
Fresno CA 93720

Board Member	Title of Class	*Amount of Ownership	Percent of Class

Rodney Enns	Common Stock	1 Share	0.056%
2577 Sandell Avenue
Kingsburg CA 93631

Douglas Eudaly	Common Stock	6 Shares	0.333%
3918 North Carruth Avenue
Fresno CA 93705

William Fischer	Common Stock	1 Share	0.056%
1947 Sienna Lane
Simi Valley CA 93065

Wayne Hardesty	Common Stock	1 Share	0.056%
8651 Foothill Boulevard #110
Rancho Cucamonga CA 91730

R. Elaine Harris	Common Stock	2 Shares	0.111%
3418 El Potrero Lane
Bakersfield CA 93304

Dennis Hearne	Common Stock	2 Shares	0.111%
45075 Merritt Street
King City CA 93930

Glenn Hickman	Common Stock	1 Share	0.056%
3584 West Wathen Avenue
Fresno CA 93711

Terris Hughes	Common Stock	1 Share	0.056%
2426 Sunset Street
Wasco CA 93280

Garry Nelson	Common Stock	1 Share	0.056%
727 Acacia Street
Shafter CA 93263

Ronald Nunlist	Common Stock	4 Shares	0.222%
1105 Minter Avenue
Shafter CA 93263

George Pappi, Jr.	Common Stock	1 Share	0.056%
5728 Via De Mansion
La Verne CA 91750

Jerald Pettibone	Common Stock	3 Shares	0.166%
4179 Court Drive
Santa Cruz CA 95062

Dwight Plumley	Common Stock	3 Shares	0.166%
30467 Road 158
Visalia CA 93292

Board Member	Title of Class	*Amount of Ownership	Percent of Class

Gary Willems	Common Stock	2 Shares	0.111%
11003 East Egret Point
Clovis CA 93619

Jack Williams	Common Stock	1 Share	0.056%
7801 Revelstoke Way
Bakersfield CA 93309

All Officers and	Common Stock	34 Shares	1.888%
Directors as a Group

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

OTHER ARRANGEMENTS

During the fiscal years 2012 and 2011 Pismo Coast Village, Inc. paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Pismo Coast Village, Inc.'s benefit.

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

	Years ended
	September 30,
	2012	2011
Audit fees (1)	$ 51,910	$ 53,549
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	2,200	2,000
Total	$ 54,110	$ 55,549

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

(5)   AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES

For the fiscal years ending September 30, 2012 and September 30, 2011, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

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

Registrant : PISMO COAST VILLAGE, INC.

By:	/S/ RONALD NUNLIST	Date: NOVEMBER 10, 2012
Ronald Nunlist, President
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ JAY JAMISON	Date: NOVEMBER 10, 2012
Jay Jamison, Chief Executive Officer,
General Manager and Assistant Corporate Secretary
(principal executive officer)

By:	/S/ JACK WILLIAMS	Date: NOVEMBER 10, 2012
Jack Williams, Chief Financial Officer,
Vice President - Finance and Director
(principal financial officer and
principal accounting officer)

By:	/S/ RONALD NUNLIST	Date: NOVEMBER 10, 2012
Ronald Nunlist, President
and Chairman of the Board and Director

By:	/S/ WILLIAM FISCHER	Date: NOVEMBER 10, 2012
William Fischer, Executive Vice President
and Director

By:	/S/ GARY WILLEMS	Date: NOVEMBER 10, 2012
Gary Willems, Vice President - Secretary
and Director

By:	/S/ DWIGHT PLUMLEY	Date: NOVEMBER 10, 2012
Dwight Plumley, Vice President - Operations
and Director

By:	/S/ LOUIS BENEDICT	Date: NOVEMBER 10, 2012
Louis Benedict, Director

By:	/S/ KURT BRITTAIN	Date: NOVEMBER 10, 2012
Kurt Brittain, Director

By:	/S/ HARRY BUCHAKLIAN	Date: NOVEMBER 10, 2012
Harry Buchaklian, Director

By:	/S/ RODNEY ENNS	Date: NOVEMBER 10, 2012
Rodney Enns, Director

By:	/S/ DOUGLAS EUDALY	Date: NOVEMBER 10, 2012
Douglas Eudaly, Director

By:	/S/ WAYNE HARDESTY	Date: NOVEMBER 10, 2012
Wayne Hardesty, Director

By:	/S/ R. ELAINE HARRIS	Date: NOVEMBER 10, 2012
R. Elaine Harris, Director

By:	/S/ DENNIS HEARNE	Date: NOVEMBER 10, 2012
Dennis Hearne, Director

By:	/S/ GLENN HICKMAN	Date: NOVEMBER 10, 2012
Glenn Hickman, Director

By:	/S/ TERRIS HUGHES	Date: NOVEMBER 10, 2012
Terris Hughes, Director

By:	/S/ GARRY NELSON	Date: NOVEMBER 10, 2012
Garry Nelson., Director

By:	/S/ GEORGE PAPPI	Date: NOVEMBER 10, 2012
George Pappi, Jr.

By:	/S/ JERALD PETTIBONE	Date: NOVEMBER 14, 2012
Jerald Pettibone, Director