Form 10-Q
period 2012-12-31
PISMO COAST VILLAGE INC
filed 2013-02-13
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2012

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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Fiscal year-to-date site occupancy is down 1.7%, or 436 nights. Based on advanced reservation deposits, occupancy projections are down 5% compared to this time last year. However, prime time reservations are equal to last year. Revenues from ancillary operations such as the General Store, arcade, laundromat, and bike rental, with the exception of RV service, are flat to slightly up year-to-date, and management feels this is directly related to the economy, and that this trend will continue throughout the remainder of the fiscal year.

RV storage and towing continues to be a primary source of revenue for the Company. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in a national “My Favorite Campground” contest sponsored by Woodall’s, Pismo Coast Village was voted as one of the top ten favorite campgrounds for 2011. Also, Pismo Coast Village was one of forty-four parks nationally to receive an industry rated “A” park from over 33,000 surveys for customer satisfaction in 2012.

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

Income from Resort Operations for the three-month period ended December 31, 2012, increased $48,616, or 4.7%, from the same period in 2011. This increase is primarily due to a $28,210, or 3.9%, increase in year-to-date site revenue as a result of a rate increase. An increase of $15,270, or 6.5%, in storage revenue is due to opening a self-access storage lot and efforts to increase storage following previous year’s loss of storage customers due to the economy and personal finances.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations decreased by $3,777 for the three-month period ended December 31, 2012, 1.7% below the same period in 2011. The General Store showed a $1,460, or 1.3%, increase in revenue, while RV Service and Repair decreased revenue 4.6%, or $5,237. Vending activity such as the arcade and laundromat increased $3,783, or 3.7%, over the previous year. Management feels the retail operations marginal increase in revenue reflects resort guests’ reduced discretionary spending as a symptom of the overall economy.

The Company anticipates even-to-slight increase in both income from resort operations and in retail operations as the fiscal year progresses.

Interest income increased $205 for the three-month period ended December 31, 2012 compared to the same period in 2011. While cash and cash equivalents are up compared to the same period last year, this nominal growth in interest is a reflection of the current use of non-interest paying accounts. The Company continues to maintain cash reserves in anticipation of major capital expenditures.

Operating expenses for the three-month period ending December 31, 2012, decreased $25,370, or 2.4%, below the same period ended December 31, 2011. This reflects a decrease in worker’s compensation, tree trimming, RV storage lot maintenance, advertising, stockholders expense, and repairs and maintenance expenses. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of goods sold expenses for the three-month period ended December 31, 2012, are 47.9% compared to 51.8% for the same period in 2011, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 2012, was $48,763, compared to $54,070 for the same period ending 2011. The current balance reflects the notes payable as a result of purchasing property in May 2008, as well as property purchased February and April of 2006 to increase RV storage. The Company has also maintained a $500,000 line of credit that currently has no outstanding balance as of December 31, 2012.

Income (loss) before provisions for income taxes for the three-month period ended December 31, 2012, increased by $83,927 above the same period in 2011. This increase in income is a result of increased total income and a decrease in operating expenses and cost of goods.

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

LIQUIDITY

The Company's current cash position, as of December 31, 2012, is $1,661,455, which is 4.8% more than the same position in 2011. This increase is primarily due to the Company's increase in rental deposits and timing of capital expenditures in the first quarter of fiscal year 2013. The cash balance decreased $171,480 from the fiscal year ended September 30, 2012 due to operations expense, capital expenditures, and income tax payments. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities increased $47,130 above the same period last year and increased $95,823 since the 2012 fiscal year end, which reflects a timing of capital projects and accrued property taxes. All undisputed payables have been paid in full according to the Company's policy.

Working capital decreased to $780,307 at the end of the first quarter of fiscal year 2013, compared with $844,371 at the end of fiscal year 2012.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of approximately $482,000 in fiscal year 2013 to further enhance the resort facilities and services. These projects include renovation of 50 campsites and converting some resort TV channels to high definition. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2012.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three-months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 5.       OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting for the shareholders of Pismo Coast Village, Inc. was held Saturday, January 19, 2013, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting, the following Directors were elected to serve until the annual meeting in January 2014, or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

Benedict, Louis	618
Brittain, Kurt	656
Buchaklian, Harry	680
Enns, Rodney	637
Eudaly, Douglas	924
Fischer, William	630
Hardesty, Wayne	621
Harris, R. Elaine	835
Hearne, Dennis	674
Hickman, Glenn	617
Hughes, Terris	639
Nelson, Garry	630
Nunlist, Ronald	759
Pappi, Jr., George	638
Pettibone, Jerald	646
Plumley, Dwight	1,005
Willems, Gary	669
Williams, Jack	628

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matter is set forth below:

Proposal to approve the selection of Brown Armstrong Accountancy Corporation to serve as independent certified public accountants for the Company for Fiscal Year 2012 - 2013:

Affirmative Votes

Negative Votes

Abstains

706	2	24

ITEM 5.       OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held Saturday, January 19, 2013, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Shareholder’s Meeting:

President	Ronald Nunlist
Executive Vice President	Terris Hughes
V. P. – Finance/Chief Financial Officer	Wayne Hardesty
V. P. – Operations	Dwight Plumley
V. P. – Secretary	Gary Willems
Assistant Corporate Secretary	Jay Jamison

ITEM 6.       EXHIBITS

Exhibit No.

Description of Exhibit

Sequential

Page Number

27	Financial Data Schedule

99	Accountant’s Review Report

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ronald Nunlist, President and Chairman of the Board)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief Executive Officer and principal executive officer)

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Wayne Hardesty, Chief Financial Officer, principal financial officer and principal accounting officer)

32.1	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ronald Nunlist, President and Chairman of the Board)

32.2	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief Executive Officer and principal executive officer)

32.3

Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Wayne Hardesty, Chief Financial Officer, principal financial officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.

(Registrant)

Date:          February 8, 2013

Signature:   RONALD NUNLIST

Ronald Nunlist, President and Chairman of the Board

Date:          February 8, 2013

Signature:   WAYNE HARDESTY

Wayne Hardesty, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          February 8, 2013

Signature:   JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. as of December 31, 2012 and 2011 and the related statements of operations and retained earnings and cash flows for the three-month periods ended December 31, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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

                                                                  BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

February 8, 2013

PISMO COAST VILLAGE, INC.
BALANCE SHEETS
DECEMBER 31, 2012 AND 2011 AND SEPTEMBER 30, 2012

	December 31,	September 30,	December 31,
	2012	2012	2011
	(Unaudited)	(Audited)	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,661,455	$1,832,935	$1,585,310
Accounts receivable	20,252	20,547	20,844
Inventory	157,709	157,795	151,092
Current deferred taxes	73,200	73,600	73,700
Prepaid income taxes	73,000	103,800	106,400
Prepaid expenses	123,728	40,176	122,100
Total current assets	2,109,344	2,228,853	2,059,446

Pismo Coast Village Recreational Vehicle Resort and Related Assets – Net of accumulated depreciation	14,277,579	14,227,301	14,043,497

Other Assets	21,569	22,666	25,961

Total Assets	$16,408,492	$16,478,820	$16,128,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$246,339	$150,516	$199,209
Accrued salaries and vacation	61,793	183,322	60,346
Rental deposits	850,670	882,570	840,058
Current portion of long- term debt	170,235	168,074	134,633
Total current liabilities	1,329,037	1,384,482	1,234,246

Long-Term Liabilities
Long-term deferred taxes	793,000	796,800	665,000
N/P Donahue Trans	87,086	91,288	34,946
N/P Mission Community Bank	3,600,461	3,639,799	4,112,597
Total Liabilities	5,809,584	5,912,369	6,046,789

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued
1,787 and 1,787 shares outstanding at
December 31, 2012 and 2011, respectively	5,606,919	5,606,919	5,606,919
Retained earnings	4,991,989	4,959,532	4,475,196
Total stockholders’ equity	10,598,908	10,566,451	10,082,115

Total Liabilities and Stockholders’ Equity	$16,408,492	$16,478,820	$16,128,904

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(UNAUDITED) THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011
	Three Months Ended December 31,
	2012	2011

Income

Resort operations	$1,078,872	$1,030,256
Retail operations	217,433	221,210
Total income	1,296,305	1,251,466

Costs and Expenses

Operating expenses	1,002,260	1,027,630
Cost of goods sold	104,297	114,639
Depreciation	82,091	79,955
Total costs and expenses	1,188,648	1,222,224

Income (loss) from operations	107,657	29,242

Other Income (Expense)
Interest/dividend income	963	758
Interest expense	(48,763)	(54,070)
Total other income (expense)	(47,800)	(53,312)

Income (Loss) Before Provision for Income Taxes

	59,857	(24,070)

Income Tax Expense (Benefit)

	27,400	(11,200)

Net Income (Loss)

	32,457	(12,870)

Retained Earnings – Beginning of Period

	4,959,532	4,488,066

Retained Earnings – End of Period

	$4,991,989	$4,475,196

Net Income (Loss) Per Share

	$18.16	$(7.20)

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

	2012		2011

Cash Flows From Operating Activities

Net Income (Loss)		$32,457		$(12,870)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	$82,091		$79,955
Increase in accounts receivable	295		2,235
Increase in inventory	86		3,363
Increase (Decrease) in deferred tax asset	(3,400)		900
Increase (Decrease) in prepaid income taxes	30,800		(105,100)
Decrease in prepaid expenses	(83,552)		(78,223)
Decrease in accounts payable and accrued liabilities	95,823		38,826
Decrease in accrued salaries and vacation	(121,529)		(115,203)
Increase (Decrease) in rental deposits	(31,900)		43,900
Income taxes payable	-		-
Total adjustments		(31,286)		(129,347)

Net cash provided by (used in) operating activities		1,171		(142,217)

Cash Flows From Investing Activities

Capital expenditures	(131,272)		(41,256)
Net cash used in investing activities		(131,272)		(41,256)

Cash Flows from Financing Activities

Borrowings on long-term debt	-		-
Principal repayments of notes payable	(41,379)		(32,910)
Net cash used in financing activities		(41,379)		(32,910)

Net decrease in cash and cash equivalents		(171,480)		(216,383)

Cash and Cash Equivalents – Beginning of Period

		1,832,935		1,801,693

Cash and Cash Equivalents – End of Period

		$1,661,455		$1,585,310

Schedule of Payments of Interest and Taxes

Payments for income tax		$-		$93,000
Cash paid for interest		$48,763		$54,070

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011 AND SEPTEMBER 30, 2012

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

Property and Equipment

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

Concentration of Credit Risk

At December 31, 2012, the Company had cash deposits in excess of the $250,000 federally insured limit with Mission Community Bank of $1,356,538; however, in the past the Company has used Excess Deposit Insurance Bond which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. The FDIC’s Temporary Transaction Account Guarantee Program provides unlimited coverage for non-interest bearing accounts through December 31, 2012. Mission Community Bank is participating in the Temporary Liquidity Guarantee Program which is a requirement to obtain the non-interest bearing coverage.

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic. ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012 AND 2011 AND SEPTEMBER 30, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of December 31, 2012, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. The Company does not expect any material changes through December 31, 2013. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the internal Revenue Service for fiscal years ending on or after September 30, 2008 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2007.

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

Advertising

The Company follows the policy of charging the costs of non-direct response advertising as incurred. Advertising expense was $8,670 and $12,556 for the three months ended December 31, 2012 and 2011, respectively. There was no advertising expense capitalized in prepaid expense.

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and does not believe the adoption of such pronouncements have an impact on the Company’s financial condition or results of its operations. Various accounts standards and interpretation were issued in 2012. The Company has evaluated the recently issued accounting pronouncements that are effective in the current period and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows when adopted.

Further, the Company is closely monitoring the joint standard-setting efforts of the Financial Accounting Standards Board and the International Accounting Standards Board. There is a large number of pending accounting standards that are being targeted for completion in 2013 and beyond. Because these pending standards have not yet been finalized, at this time the Company is not able to determine the potential future impact that these standards will have, if any, on the Company’s financial position, results in operations, or cash flows.

Subsequent Events

Subsequent events have been evaluated through February 8, 2013, which is the date the financial statements were available to be issued.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012 AND 2011 AND SEPTEMBER 30, 2012

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At December 31, 2012, September 30, 2012 and December 31, 2011, property and equipment included the following:

	December 31, 2012	September 30, 2012	December 31, 2011
Land	$ 9,957,263	$ 9,957,263	$ 9,957,263
Building and resort improvements	10,275,009	10,272,349	10,696,748
Furniture, fixtures, equipment and leasehold improvements	459,976	449,226	541,314
Transportation equipment	457,989	457,989	472,478
Construction in progress	179,889	62,027	74,559
	21,330,126	21,198,854	21,742,362
Less: accumulated depreciation	(7,052,547)	(6,971,553)	(7,698,865)
Total	$ 14,277,579	$ 14,227,301	$ 14,043,497

Depreciation expense for December 31, 2012 and 2011 were $82,091 and $79,955 respectively.

During fiscal year 2012, the Company disposed of approximately $500,000 worth of improvements that resulted in a loss of $117,330 at September 30, 2012. However, those assets that were disposed of have been replaced or are in the process of being replaced during the Company’s campsite renovation project, which is expected to be completed by March 31, 2013.

NOTE 3 - LINE OF CREDIT

The Company has a revolving line of credit for $500,000 with Mission Community Bank which expires March 2013 The interest rate is variable, at one percent over West Coast Prime with an initial rate of 6.00 percent at December 31, 2012.

The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts on the line of credit as of December 31, 2012 and 2011 and September 30, 2012.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012 AND 2011 AND SEPTEMBER 30, 2012

NOTE 4 - NOTE PAYABLE

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande, California with Mission Community Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano, California. The total loan currently outstanding is $966,511, and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principle. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande with Mission Community Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,787,764 and financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $34,949 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal. The Company secured a lease which has been classified as a capital lease and included with notes payable. The capital lease is with Donahue Transportation Service Corp on a 2013 Hino Truck. The lease originated on May 10, 2012. The total balance currently outstanding is $68,558 and is financed over a period of seven years at an interest rate of 4.751%. The payments are currently $1,046 per month interest and principal.

At December 31, 2012, future minimum payments are as follows:

Year Ending December 31,
2013	$170,235
2014	179,181
2015	188,605
2016	702,012
2017	71,124
Thereafter	2,546,625
Total	$3,857,782

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

During the first quarter there were no stocks redeemed or sold.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012 AND 2011 AND SEPTEMBER 30, 2012

NOTE 6 - INCOME TAXES

The provision for income taxes is as follows:

	December 31, 2012	December 31, 2011
Income tax provision (benefit)	$27,400	$(11,200)

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of federal tax benefit, and non-deductible variable cost of shareholder usage.

NOTE 7 - OPERATING LEASES

The Company leases two pieces of property to use as storage lots. One is leased under a seven-year agreement beginning March 1, 2006 for $4,802 based on the Consumer Price Index. The lease is scheduled to expire February 28, 2013.

The second lot is located in Oceano, California and is leased at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

At December 31, 2012, future minimum lease payments under these leases were as follows:

For the Year Ended December 31,
2013	$ 14,569
2014	4,965
2015	4,965
2016	4,965
2017	1,240
Thereafter	-
Total	$ 30,704

Rent expense under these agreements was $23,319 and $23,205 for the three-month period ended December 31, 2012 and 2011, respectively.

NOTE 8 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $14,979 and $14,613 for the three months ended December 31, 2012 and 2011, respectively.