Form 10-Q
period 2013-03-31
PISMO COAST VILLAGE INC
filed 2013-05-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total site occupancy is up 1.3% compared to this time last year due to the timing of Spring break. Occupancy projections look equal to last year throughout the remainder of the fiscal year. Revenues from ancillary operations such as the General Store, arcade, laundromat, and bike rental are flat to slightly down year-to-date, and management feels this is directly related to the economy, and that this trend will continue throughout the remainder of the fiscal year.

RV storage and towing continue to be a primary source of revenue for the Company. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

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

Income from resort operations for the three‑month period ended March 31, 2013, increased $107,273, or 11.1%, above the same period in 2012. This increase in income reflects a $77,851, or 11.8%, increase in site revenue due to paid occupancy increasing 6.8%. Also reflected in this increase is a $23,091, or 8.0%, increase in RV storage activity. Resort Operations Income for the six‑months ended March 31, 2013, increased $155,889, or 7.8%, from the same period ended March 31, 2012. This increase is due primarily to an increase of $105,460, or 7.6%, in site revenue as a result of a 2.1% increase in paid site occupancy and a rate increase effective January 1, 2012. RV storage activity contributed to this increase with a 7.2%, or $41,496, increase in revenue.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations for the three‑month period ended March 31, 2013, increased $30,014, or 14.8%, above the same period in 2012. The General Store revenue was up $22,036, or 21.8%, and RV Service revenue increased $7,946, or 7.7%, from the previous year. Income from Retail Operations for the six‑month period ending March 31, 2013, increased by $26,237, or 6.2%, above the same period ended March 31, 2012. The General Store was up $23,527, or 11.2%, and RV Service was up $2,709, or 1.2%. Management recognizes this economy is impacting the ancillary revenue areas within the resort. The RV Service operation is marketed to off‑resort customers, and, therefore, is not as impacted by resort occupancy. Management continues to place importance upon ongoing review of retail product mix, attention to service, and staff training. The Company anticipates flat to slightly positive performance in income from retail operations through the remainder of fiscal year 2013.

Operating expenses for the three‑month period ending March 31, 2013, decreased $11,097, or 1.1%, below the same period ended March 31, 2012. This decrease in expenses primarily reflects workers’ compensation insurance, land lease, and resort repairs and maintenance. For the six‑month period ending March 31, 2013, operating expenses decreased by $36,467, or 1.8%, below the same period in 2012. This decrease reflects, workers' compensation insurance, landscaping (primarily tree trimming and removal), land lease, small equipment, and repairs and maintenance. Management continues to review and scrutinize expenses in order to maximize efficiency and profitability during this volatile economy. Due to the age of the Resort, the Company is undertaking maintenance activity that is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, utility improvements, landscaping, and building repair.

Cost of Goods Sold expenses, as a percentage of retail income for the three‑months ended March 31, 2013, are 44.7% compared to 51.0% for the same period in 2012. For the six‑months ended March 31, 2013, Cost of Goods Sold expenses were 46.3% compared to 51.4% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three‑months ended March 31, 2013, is $47,744, compared to $53,653 for the same period in 2012. For the six‑month period ended March 31, 2013, compared to the same period in 2012, interest expense was $96,507 and $107,723, respectively. This expense reflects financing for the purchase of additional RV storage properties which closed escrow January 11, 2006, April 6, 2006, and March 5, 2008.

Income before provision for income tax for the three‑month period ended March 31, 2013, increased by $151,386, reflecting increased income in resort and retail operations and less operating expenses compared to the previous year. For the six‑months ended March 31, 2013, income before provisions for income tax increased by $235,313, reflecting increased income from resort and retail operations and a decrease in operating expenses. Revenues during this period are directly attributed to and are consistent with seasonal occupancy of a tourist‑oriented business.

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

LIQUIDITY

The Company plans capital expenditures of approximately $525,000 in fiscal year 2013 to further enhance the resort facilities and services. These projects include: renovation of 50 campsites and upgrading some resort television channels to high definition quality. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public. With the exception of the new financial reporting program, all other 2012 projects were completed on time and within budget.

The Company's current cash position as of March 31, 2013, is $2,127,293, which is 16.05% more than the position on September 30, 2012. This increase in cash on hand reflects the current year to date increase in income of $182,126, or 7.5%, and a $36,467, or 1.8%, decrease in expenses. The present level of cash is being maintained in anticipation of large capital expenditures. Management is planning and implementing long‑term renovations to the Resort property, which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles and replacing restroom buildings.

Accounts payable and accrued liabilities decreased $57,173, or 18.8%, from the same period last year. This reflects some significant expenditures associated with the campsite renovation completed on March 30, 2012. All undisputed payables have been paid in full according to the Company's policy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a‑15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of March 31, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10‑K for the year ended September 30, 2012.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) promulgated by the SEC under the 1934 Act) during the six‑months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:          May 13, 2013

Signature:   /S/ RONALD NUNLIST

Ronald Nunlist, President and Chairman of the Board

Date:          May 13, 2013

Signature:   /S/ WAYNE HARDESTY

Wayne Hardesty, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          May 13, 2013

Signature:   /S/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. as of March 31, 2013 and 2012 and the related statements of operations and retained earnings and cash flows for the three and six-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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

                                                                  BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

May 10, 2013

PISMO COAST VILLAGE, INC.
BALANCE SHEETS
MARCH 31, 2013 AND 2012 AND SEPTEMBER 30, 2012

	March 31,	September 30,	March 31,
	2013	2012	2012
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,127,293	$1,832,935	$1,938,907
Accounts receivable	16,114	20,547	19,256
Inventory	192,734	157,795	176,164
Current deferred taxes	74,700	73,600	73,000
Prepaid income taxes	122,800	103,800	222,500
Prepaid expenses	48,542	40,176	43,275
Total current assets	2,582,183	2,228,853	2,473,102

Pismo Coast Village Recreational Vehicle
Resort and Related Assets –
Net of accumulated depreciation	14,533,532	14,227,301	14,328,492

Other Assets	20,471	22,666	24,863

Total Assets	$17,136,186	$16,478,820	$16,826,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$246,713	$150,516	$303,886
Accrued salaries and vacation	65,258	183,322	64,912
Rental deposits	1,537,403	882,570	1,498,662
Current portion of long-term debt	172,403	168,074	135,938
Total current liabilities	2,021,777	1,384,482	2,003,398

Long-Term Liabilities
Long-term deferred taxes	811,700	796,800	657,700
N/P Donahue Trans	82,817	91,288	33,271
N/P Mission Community Bank	3,560,163	3,639,799	4,079,638
Total Liabilities	6,476,457	5,912,369	6,774,007

Stockholders’ Equity
Common stock – no par value, 1,800 shares
Issued, 1,787 and 1,787 shares outstanding at
March 31, 2013 and 2012, respectively	5,606,919	5,606,919	5,606,919
Retained earnings	5,052,810	4,959,532	4,445,531
Total stockholders’ equity	10,659,729	10,566,451	10,052,450

Total Liabilities and Stockholders’ Equity	$17,136,186	$16,478,820	$16,826,457

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)
THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2013	2012	2013	2012
Income
Resort operations	$1,071,070	$963,797	$2,149,942	$1,994,053
Retail operations	233,166	203,152	450,599	424,362
Total income	1,304,236	1,166,949	2,600,541	2,418,415

Cost and Expenses
Operating expenses	966,632	977,729	1,968,892	2,005,359
Cost of goods sold	104,177	103,547	208,474	218,186
Depreciation and amortization	87,026	84,346	169,117	164,301
Total cost and expenses	1,157,835	1,165,622	2,346,483	2,387,846

Income from Operations	146,401	1,327	254,058	30,569

Other Income (Expense)
Interest and dividend income	964	561	1,927	1,319
Interest expense	(47,744)	(53,653)	(96,507)	(107,723)
Total other income (expense)	(46,780)	(53,092)	(94,580)	(106,404)

Loss Before Provision for Income Tax	99,621	(51,765)	159,478	(75,835)

Income Tax Expense (benefit)	(60,700)	(22,100)	66,200	(33,300)

Net Income (loss)	$160,321	$(29,665)	93,278	(42,535)

Retained Earnings – Beginning of Period			4,959,532	4,488,066

Retained Earnings – End of Period			$5,052,810	$4,445,531

Net Income (Loss) Per Share	$89.72	$(16.60)	$52.20	$(23.80)

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED MARCH 31, 2013 AND 2012

	2013		2012
Cash Flows From Operating Activities
Net Income (Loss)		$93,278		$(42,535)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	$169,117		$164,301
Decrease in accounts receivable	4,433		3,823
Increase in inventory	(34,939)		(21,709)
Increase (Decrease) in current deferred taxes	(1,100)		600
Increase in prepaid income taxes	(19,000)		(221,200)
Decrease in prepaid expenses	(8,366)		602
Decrease in other assets	2,195		2,196
Increase in accounts payable and accrued
expenses	96,198		143,504
Decrease in accrued salaries and vacation	(118,064)		(110,637)
Increase in rental deposits	654,833		702,504
Increase (decrease) in deferred taxes	14,900		(6,300)
Total adjustments		760,207		657,684

Net cash provided by operating activities		853,485		615,149

Cash Flows Used in Investing Activities
Capital expenditures	(475,350)		(411,697)
Net cash used in investing activities		(475,350)		(411,697)

Cash Flows from Financing Activities
Borrowings on long-term debt	-		-
Principal payments on note payable	(83,777)		(66,238)
Net cash (used in) financing activities		(83,777)		(66,238)

Net increase (decrease) in cash and		294,358		137,214
cash equivalents

Cash and Cash Equivalents – Beginning of		1,832,935		1,801,693
Period

Cash and Cash Equivalents – End of Period		$2,127,293		$1,938,907

Schedule of Payments of Interest and Taxes
Payments for interest		$96,507		$107,723
Payments for income tax		$71,387		$100,632

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (Unaudited) AND SEPTEMBER 30, 2012 (Audited)

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

Cash and Cash Equivalents

The majority of the Company’s cash held with financial institutions is swept into overnight investments. Cash and cash equivalents include money market instruments and other highly liquid investments that are stated at cost, which approximates market value. Such investments, which have an original maturity of three months or less, are considered to be cash equivalents for purposes of the statement of cash flows.

Concentration of Credit Risk

At March 31, 2013, the Company had cash deposits in excess of the $250,000 federally insured limit with Mission Community Bank of $170,545; however, in the past the Company has used Excess Deposit Insurance Bond, which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. Mission Community Bank is a member of CDARS, the Certificate of Deposit Account Registry Service. Large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire investment is eligible for FDIC insurance.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND 2012 (Unaudited) AND SEPTEMBER 30, 2012 (Audited)

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

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of March 31, 2013, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. The Company does not expect any material changes through March 31, 2014. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the internal Revenue Service for fiscal years ending on or after September 30, 2008 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2007.

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

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $21,362 and $23,453 for the six months ended March 31, 2013 and 2012, respectively. There was no advertising expense capitalized in prepaid expense.

Subsequent Events

On April 2, 2013, the Company paid $200,000 toward the Mission Community Bank Note Payable principal balance. Subsequent events have been evaluated through May 10, 2013, which is the date the financial statements were available to be issued.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND 2012 (Unaudited) AND SEPTEMBER 30, 2012 (Audited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and does not believe the adoption of such pronouncements have an impact on the Company’s financial condition or results of their operations. Various accounting standards and interpretations were issued with effective dates subsequent to December 31, 2012. The Company has evaluated the recently issued accounting pronouncements that are effective in the current period and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows when adopted.

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At March 31, 2013, September 30, 2012 and March 31, 2012, property and equipment included the following:

	March 31, 2013	September 30, 2012	March 31, 2012

Land	$9,957,263	$9,957,263	$9,957,263
Building and resort improvements	10,730,285	10,272,349	11,074,248
Furniture, fixtures, equipment and
leasehold improvements	463,486	449,226	551,730
Transportation equipment	457,989	457,989	472,478
Construction in progress	62,984	62,027	54,886
	21,672,007	21,198,854	22,110,605
Less: accumulated depreciation	(7,138,475)	(6,971,553)	(7,782,113)
	$14,533,532	$14,227,301	$14,328,492

NOTE 3 - LINE OF CREDIT

The Company’s revolving line of credit for $500,000 expired on March 24, 2013. There was no outstanding amount on the line of credit at March 31, 2013 and 2012 and September 30, 2012. The Company’s line of credit is expected to be renewed in May 2013.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND 2012 (Unaudited) AND SEPTEMBER 30, 2012 (Audited)

NOTE 4 - NOTE PAYABLE

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande, California, with Mission Community Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano, California. The total loan currently outstanding is $940,045 and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande with Mission Community Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,775,840 and financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $33,274 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal. The Company secured a lease, which has been classified as a capital lease and included with notes payable. The capital lease is with Donahue Transportation Service Corp on a 2013 Hino Truck. The lease originated on May 10, 2012. The balance currently outstanding is $66,224 and is financed over a period of seven years at an interest rate of 4.751% The payments are currently $1,046 per month interest and principal.

For the Periods Ending March 31,
2014	$172,403
2015	181,464
2016	190,566
2017	673,880
2018	69,295
Thereafter	2,527,775
$3,815,383

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 AND 2012 (Unaudited) AND SEPTEMBER 30, 2012 (Audited)

NOTE 6 - INCOME TAXES

The provision for income taxes is as follows:

	March 31, 2013	March 31, 2012

Income tax expense (benefit)	$66,200	$(33,300)

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of federal tax benefit and nondeductible variable costs of shareholder usage.

NOTE 7 - OPERATING LEASES

The Company leases a lot in Oceano, California, to use as storage lot at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

Future minimum lease payments to lease equipment are as follows:

For the Year Ended March 31,
2014	$4,965
2015	4,965
2016	4,965
2017	4,965
2018	-
Thereafter	-
$19,860

Rent expense under these agreements was $41,837 and $46,409 for the six-months ended March 31, 2013 and 2012, respectively.

NOTE 8 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $25,724 for the six months ended March 31, 2013. The contribution to the pension plan for the six months ended March 31, 2012 was $26,189.