Form 10-Q
period 2013-06-30
PISMO COAST VILLAGE INC
filed 2013-08-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The Company has been fortunate not to have significant impact due to the recent economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total site occupancy is up 1.4% compared to this time last year due to good weather conditions and a high June occupancy due to early school summer recess. Occupancy projections look equal to last year throughout the remainder of the fiscal year. Revenues from ancillary operations such as the store, arcade, laundromat, and bike rental are slightly improved year-to-date, and management feels this is directly related to the economy, and this trend will continue throughout the remainder of the fiscal year.

RV storage continues to be a major source of revenue for the Company, and this spring has seen an increase in demand from new storage customers. RV storage provides numerous benefits to the customer, including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

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

Income from resort operations for the three‑month period ended June 30, 2013, increased $70,542, or 5.0%, above the same period in 2012. Resort Income for the nine months ended June 30, 2013, increased $226,431, or 6.6%, above the same period ended June 30, 2012. This increase in the quarter ending June 30, 2013, is due primarily to a $27,913, or 2.6%, increase in paid site revenue, reflecting a 1.7% increase in paid site occupancy and a site rental rate increase effective January 1, 2013. The quarterly increase also reflects a 9.9%, or $31,199, increase in the Company’s RV storage program due to new storage customers and increased towing activity. The increase in Resort Operations Income for the nine-month period reflects increases in site rental of $133,373, or 5.5%, and $52,794, or 7.4%, in storage activity for the reasons mentioned above. Management feels these increases in revenue reflect ongoing loyalty from return customers that appreciate the Resort’s location and commitment to quality guest services.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from Retail Operations for the three-month period ending June 30, 2013, increased $29,993, or 9.9%, above the same period in 2012. This increase reflects a $20,786, or 18.3%, increase in the RV Service operation. The General Store revenue increased by $9,207, or 4.9%, over the previous year. Income from Retail Operations for the nine-month period ending June 30, 2013, increased by $56,230, or 7.7%, above the same period ended June 30, 2012. This reflects a $23,495, or 7.2%, increase in RV Service income and a $32,735, or 8.2%, increase in General Store income. Management feels this slight increase in revenue from retail operations reflects customer’s capability and willingness to spend more money on the resort. The Company anticipates similar activity in both income from resort operations and retail operations through the remainder of fiscal year 2013.

Operating expenses for the quarter ended June 30, 2013, increased $55,850 or 5.8%, from the same period in 2012. This increase in expense is primarily a result of labor, electricity, water/sewer, and vehicle expense. Operating expenses for the nine-month period ended June 30, 2013, increased $19,383, or 0.6%, from the same period in 2012. This increase is primarily due to labor, water/sewer, electricity, vehicle expense, and credit card processing fees. Also, reflected in this nine-month increase is savings of $18,863 due to the termination of a storage property lease in February 2013, and the reduction of interest on Company notes payable of $21,185.

Cost of Goods Sold for 2013 are within projected levels at 45.1% of retail sales for the quarter and 45.8% year-to-date. Cost of Goods Sold for 2012 was 48.5% and 50.1%, respectively.

Interest Expense for the three‑month and nine-month periods ended June 30, 2013, is $46,429 and $142,936, respectively, compared to $54,619 and $162,342 the previous year. This decrease in interest expense reflects the current interest rate, and the Company’s decision to make an accelerated payment of $200,000 towards the note. This note payable is due to acquiring new RV storage properties that closed escrow January 11, 2006, April 6, 2006, and May 9, 2008.

Net Income for the quarter ending June 30, 2013, decreased by $4,262, or 1.5%, compared with the same period ending June 30, 2012. This quarterly decrease in Net Income is primarily due to increased operating expenses such as labor, utilities, and vehicle expense. Net Income for the nine-months ending June 30, 2013, increased by $131,551, or 54.3%, compared with the same period ending June 30, 2012. This increase in Net Income is a result of an increase in resort and retail operations income, and a decrease in interest expense. The last quarter of 2013 is expected to provide adequate resources for continuing business and provide for planned capital expenditures.

Management has introduced various marketing promotions with reduced rates to increase revenues during low occupancy periods. However, due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply‑demand balance generally remains favorable, future-operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs as higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive.

LIQUIDITY

The Company planned capital expenditures of approximately $525,000 in fiscal year 2013 to further enhance the resort facilities and services. These projects included renovation of 50 campsites and upgrading some resort television channels to high definition quality and were completed on time and within the projected budget. Funding for these projects was, as expected, from normal operating cash flows. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

The Company's current cash position as of June 30, 2013, is $2,340,251, which is 27.6% more than the position on September 30, 2012. This increase in cash on hand reflects the current year to date increase in income of $282,661, or 6.8%, and a $19,383, or 0.65%, increase in expenses. The present level of cash is being maintained in anticipation of large capital expenditures in the upcoming fiscal year.

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

Accounts Receivable for the period ending June 30, 2013 decreased $1,943 below June 30, 2012, and reflects efforts by staff to collect overdue accounts.

Accounts Payable and accrued liabilities increased $16,825 to an amount of $167,341 for June 30, 2013, compared to the same period ending 2012. This increase was primarily due to timing of payment of monthly liabilities. All undisputed payables have been paid in full according to the Company's policy.

The Company has consistently demonstrated an ability to optimize revenues developed from Resort and Retail Operations during the summer season. During other less revenue producing periods, RV storage space and site rentals are paid for in advance and used for Resort improvements and cash reserves. The Company has a revolving line of credit for $500,000 to augment operating or capital expenditure cash needs during off-season periods. The Company considers its financial position sufficient to meet its anticipated future financial requirements. The foregoing information is forward‑looking, based upon certain assumptions of future performance, which may not come to fruition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a‑15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10‑K for the year ended September 30, 2012.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) promulgated by the SEC under the 1934 Act) during the nine‑months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PISMO COAST VILLAGE, INC.

(Registrant)

Date:	August 9, 2013

Signature:	/s/ RONALD NUNLIST
Ronald Nunlist, President and Chairman of the Board

Date:	August 9, 2013

Signature:	/s/ WAYNE HARDESTY
Wayne Hardesty, V.P. - Finance/Chief Financial Officer
(principal financial officer and principal accounting officer)

Date:	August 9, 2013

Signature:	/s/ JAY JAMISON
Jay Jamison, General Manager/Chief Executive Officer
(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheet of Pismo Coast Village, Inc. as of June 30, 2013 and 2012, and the related statements of income and retained earnings and cash flows for the three-month and nine-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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

                                                                                          BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

August 9, 2013

PISMO COAST VILLAGE, INC.
BALANCE SHEETS
JUNE 30, 2013 AND 2012 AND SEPTEMBER 30, 2012

	June 30,	September 30,	June 30,
	2013	2012	2012
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,340,251	$1,832,935	$1,765,479
Accounts receivable	19,148	20,547	21,091
Inventory	187,021	157,795	173,279
Current deferred income taxes	70,800	73,600	79,300
Prepaid income taxes	4,900	103,800	203,300
Prepaid expenses	5,475	40,176	4,005
Total current assets	2,627,595	2,228,853	2,246,454

Pismo Coast Village Recreational Vehicle
Resort and Related Assets –
Net of accumulated depreciation	14,463,341	14,227,301	14,381,771

Other Assets	19,372	22,666	23,765

Total Assets	$17,110,308	$16,478,820	$16,651,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$167,341	$150,516	$151,763
Accrued salaries and vacation	68,091	183,322	63,059
Rental deposits	1,494,545	882,570	1,434,889
Current portion of notes payable	184,986	168,074	165,224
Total current liabilities	1,914,963	1,384,482	1,814,935

Long-Term Liabilities
Long-term deferred income taxes	868,500	796,800	725,800
Note payable Donahue Transportation, net of current portion	78,481	91,288	95,425
Note payable Mission Community Bank, net of current portion	3,308,205	3,639,799	3,678,688
Total Liabilities	6,170,149	5,912,369	6,314,848

Stockholders’ Equity
Common stock – no par value, 1,800 shares Issued, 1,787 and 1,787 shares outstanding at June 30, 2013 and 2012, respectively	5,606,919	5,606,919	5,606,919
Retained earnings	5,333,240	4,959,532	4,730,223
Total stockholders’ equity	10,940,159	10,566,451	10,337,142

Total Liabilities and Stockholders’ Equity	$17,110,308	$16,478,820	$16,651,990

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)
THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Income
Resort operations	$1,476,789	$1,406,247	$3,626,731	$3,400,300
Retail operations	331,008	301,015	781,607	725,377
Total income	1,807,797	1,707,262	4,408,338	4,125,677

Cost and Expenses
Operating expenses	1,011,667	955,817	2,980,559	2,961,176
Cost of goods sold	149,285	145,282	357,759	363,468
Depreciation and amortization	87,368	89,140	256,485	253,441
Total cost and expenses	1,248,320	1,190,239	3,594,803	3,578,085

Income from Operations	559,477	517,023	813,535	547,592

Other Income (Expense)
Interest and dividend income	982	888	2,909	2,207
Interest expense	(46,429)	(54,619)	(142,936)	(162,342)
Total other (expense)	(45,447)	(53,731)	(140,027)	(160,135)

Net Income Before Provision for Income Tax	514,030	463,292	673,508	387,457

Provision for Income Tax Expense	233,600	178,600	299,800	145,300

Net Income	$280,430	$284,692	373,708	242,157

Retained Earnings – Beginning of Period			4,959,532	4,488,066

Retained Earnings – End of Period			$5,333,240	$4,730,223

Net Income Per Share	$156.93	$159.31	$209.13	$135.51

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

	2013		2012
Cash Flows From Operating Activities
Net Income		$373,708		$242,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$256,485		$253,441
Changes in operating assets and liabilities
Decrease in accounts receivable	1,399		1,988
Increase in inventory	(29,226)		(18,824)
Decrease (Increase) in current deferred taxes	2,800		(5,700)
Decrease (Increase) in prepaid income taxes	98,900		(202,000)
Decrease in prepaid expenses	34,701		39,872
Decrease (Increase) in accounts payable and accrued expenses	16,825		(8,620)
Decrease in accrued salaries and vacation	(115,231)		(112,490)
Increase in rental deposits	611,975		638,731
Increase (decrease) in long term deferred income taxes	71,700		61,800
Total adjustments		950,328		648,198

Net cash provided by operating activities		1,324,036		890,355

Cash Flows Used in Investing Activities
Capital expenditures	(489,235)		(550,822)
Net cash used in investing activities		(489,235)		(550,822)

Cash Flows from Financing Activities
Borrowings on long-term notes payable	-		74,620
Principal payments on notes payable	(327,485)		(450,367)
Net cash (used in) financing activities		(327,485)		(375,747)

Net increase (decrease) in cash and cash equivalents		507,316		(36,214)

Cash and Cash Equivalents – Beginning of Period		1,832,935		1,801,693

Cash and Cash Equivalents – End of Period		$2,340,251		$1,765,479

Schedule of Payments of Interest and Taxes
Cash paid for interest during the period		$142,936		$162,342
Cash paid for income taxes during the period		$126,387		$198,255

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 AND SEPTEMBER 30, 2012 (Audited)

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2012 AND SEPTEMBER 30, 2012

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

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of June 30, 2013 the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. The Company’s policy is to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. Interest or penalties associated with income taxes have been included in this provision for income taxes. The company does not expect any material changes through June 30, 2014. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2009 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2008.

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $28,812 and $32,705 for the nine months ended June 30, 2013 and 2012, respectively. There was no advertising expense capitalized in prepaid expense.

Concentrations of Credit Risk:

At June 30, 2013, the Company had cash deposits in excess of the $250,000 federally insured limit with Mission Community Bank of $414,846; however, in the past the Company has used an Excess Deposit Insurance Bond which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. Mission Community Bank is a member of CDARS, the Certificate of Deposit Account Registry Service. Large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire investment is eligible for FDIC insurance.

Subsequent Events

Events subsequent to June 30, 2013 have been evaluated through August 9, 2013, which is the date the financial statements were available to be issued.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 31, 2013 AND 2012 AND SEPTEMBER 30, 2012

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

NOTE 3 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At June 30, 2013, September 30, 2012 and June 30, 2012, property and equipment included the following:

	June 30, 2013	September 30, 2012	June 30, 2012
Land	$9,957,263	$9,957,263	$9,957,263
Building and resort improvements	10,731,575	10,272,349	11,122,335
Furniture, fixtures, equipment and leasehold improvements	470,894	449,226	551,730
Transportation equipment	459,718	457,989	561,525
Construction in progress	68,636	62,027	59,074
	21,688,086	21,198,854	22,251,927
Less: accumulated depreciation	(7,224,745)	(6,971,553)	(7,870,156)
	$14,463,341	$14,227,301	$14,381,771

NOTE 4 - LINE OF CREDIT

The Company renewed its revolving line of credit for $500,000, expiring March 2014 The interest rate is variable at one percent over West Coast Prime, with an initial rate of 4.25 percent at June 30, 2013. The purpose of the loan is to augment operating cash needs in off-season months. There were no outstanding amounts on the line of credit at June 30, 2013, September 30, 2012 and June 30, 2012.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2012 AND SEPTEMBER 30, 2012

NOTE 5 - NOTES PAYABLE

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande, California, with Mission Community Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano, California. The total loan currently outstanding is $711,718 and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande, California with Mission Community Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,764,536 and financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal. The Company secured a note payable with Donahue Transportation Services Corp on a 2008 Tow Truck. The lease originated on December 9, 2009. The total lease currently outstanding is $31,563 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal. The Company secured a lease which has been classified as a capital lease and included with notes payable. The capital lease is with Donahue Transportation Services Corp on a 2013 Hino Truck. The lease originated on May 10, 2012. The total balance currently outstanding is $63,855 and is financed over a period of seven years at an interest rate of 4.751%. The payments are currently $1,046 per month interest and principal.

At June 30, 2013, minimum payments are as follows:

For the Year Ending June 30,
2014	$184,986
2015	194,698
2016	536,902
2017	74,760
2018	2,570,084
Thereafter	10,242
$3,571,672

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2012 AND SEPTEMBER 30, 2012

NOTE 7 - INCOME TAXES

The provision for income taxes is as follows:

	June 30,	June 30,
	2013	2012

Income tax expense	$299,800	$145,300

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of federal tax benefit and nondeductible variable costs of shareholder usage.

NOTE 8 - OPERATING LEASES

The Company leases a lot in Oceano, California, to use as storage lot, at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

At June 30, 2013, future minimum lease payments under these leases were as follows:

For the Year Ended June 30,
2014	$4,965
2015	4,965
2016	4,965
2017	3,724
2018	-
$18,619

Rent expense under these lease agreements was $50,751 and $69,614 for the nine months ended June 30, 2013 and 2012, respectively.

NOTE 9 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $36,862 and $37,926 for the nine months ended June 30, 2013 and 2012, respectively.