Form 10-K
period 2013-09-30
PISMO COAST VILLAGE INC
filed 2013-12-18
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES [  ]            NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.        $52,590,000

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2014 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 18, 2014, are incorporated by reference into Part III.

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

COMPETITION

The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities, which include 45 Channels of Satellite TV, high-speed wireless Internet service throughout the property, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service, which includes RV storage and RV repair and service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In November 2007, Pismo Coast Village RV Resort was awarded the designation of 2007/2008 RV Park of the Year, Large Park Category, by the National Association of RV Parks and Campgrounds (ARVC), which has a membership of more than 3,900 properties. Pismo Coast Village RV Resort also received national Park of the Year honors in 1999, 1997, and 1995. In fiscal year 2004, Pismo Coast Village RV Resort was awarded the designation of RV Park of the Year - Mega Park Category 2004 by the California Travel Parks Association (CTPA), now known as the California Association of RV Parks and Campgrounds (CalARVC). These factors allow the Resort to price its site rental fees above most of its competition based on perceived value received.

Competition for the tourist market is strong between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's Internet web page to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $50,511 for fiscal year 2013, which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

EMPLOYEES

As of September 30, 2013, the Company employed approximately 60 people with 27 of these on a part-time basis and 33 on a full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 56 employees to 63 employees. Management considers its labor relations to be good.

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

In 1981, the Company exercised an option and purchased a 3.3-acre parcel located at 300 South Dolliver Street, Pismo Beach, California, at a price of $300,000. The property, which previously had been leased by the Company, is used primarily as a recreational vehicle storage yard. The storage capacity of this lot is approximately 120 units.

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

On December 31, 1998, the Company closed escrow on a parcel of property located at 1295 Sand Dollar Avenue, Oceano, California, to be developed as an additional RV storage facility. The 5.5-acre property is located adjacent to existing Company RV storage. On October 14, 1999, construction was completed and the Company received County approval to occupy the premises. The property was purchased for $495,000, of which $395,000 was financed and paid in full in July 2000. Development cost amounted to $195,723 and was allocated from operational cash flow. Storage capacity for this property is approximately 408 units and is currently full. The property is in good condition and being held as collateral for the note on the properties purchased in 2006.

On February 28, 2003, the Company closed escrow on a parcel of property on to be developed as an additional RV storage facility. The 4.7-acre property is located on Fountain Avenue in Oceano, California, and was purchased for $650,000, of which $500,000 was financed. The note on this property was paid off in September 2005. The construction permit granted by the County of San Luis Obispo was contingent upon permit approval by the California Coastal Commission. In January 2006, the Commission denied the permit based on wetland conditions. The property is currently being considered for another use.

Due to the continued demand for RV storage and the denial of the aforementioned permit, the Board of Directors elected to purchase additional property. On January 11, 2006, the Company closed escrow on a six-acre property located at 974 Sheridan Road, Arroyo Grande, California, previously developed as an RV storage facility. The purchase price was $2.1 million, and included approximately 80 existing storage customers. This property had been permitted and developed the previous year, and is considered in good condition with a capacity of approximately 229 units.

On April 6, 2006, the Company purchased the 2.2-acre property located at 2030 Front Street in Oceano, California, that it previously rented from Union Pacific Railroad for RV storage. The purchase price was $925,000 and the condition is considered good. The lot is operating at full capacity with 181 units.

On May 9, 2008, the Company closed escrow on a 19.55-acre property located at 2180 Arriba Place in Arroyo Grande, California, to be developed for RV storage. The purchase price was $3.1 million for the undeveloped land. The Company received a development permit through the County of San Luis Obispo Planning Commission. The development was completed in May 2010, and the storage capacity is expected to be approximately 900 units.

Funding for these acquisitions was obtained through a local lending institution with a balance owed as of September 30, 2013, of $3,134,376.

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

1.   TRAILER STORAGE YARDS

In 1986, the Company leased a parcel of land 100 feet wide by 960 feet long, located at 2030 Front Street in Oceano, California, from the Union Pacific Railroad Corporation. The property is being used by the Company as a storage facility for recreational vehicles. Capital improvements in the amount of $40,000 were made to this property, which provides storage for approximately 180 units. On July 29, 2005, Union Pacific Railroad Corporation sold the property to the Weyrick Family Trust who, after entering into a five-year lease, agreed to sell the property to the Company for $925,000. This transaction was completed April 6, 2006.

Associated with the previously mentioned property, and included within the fenced storage perimeter, is the lease of a ten-foot by 960-foot section belonging to Union Pacific Railroad. This lease also allows for the Company's fence to encroach upon the lessor's property. This annual lease is currently $1,900, with a 3% automatic annual increase.

In 1991, the Company developed a lease for a five-acre RV storage lot at the Oceano Airport clear zone as storage for approximately 310 RVs. This lot, which is located at 1909 Delta Lane in Oceano, was developed to replace a 100-unit storage lot that was closed when the lease was not renewed. Construction was completed in January 1992 and capital improvements in the amount of $330,768 were made to this property of which $300,000 was financed and paid in full during fiscal year 1997. The original lease on the storage lot was for five years and the Company has executed a third five-year option with the County of San Luis Obispo that expired December 31, 2006. In response to the Company's request for another five-year extension, the County has answered that, until the Oceano Airport Master Plan is updated, the lease will be a month-to-month holdover.

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 per month for the second year, and continuing years are tied to the "CPI" index. During fiscal year 2013, lease payments were made in the amount of $35,738. Current rent payments are $2,998 and may be impacted in the future by the flood district assessment.

In March of 2006, the Company entered into a seven-year lease with Sheridan Properties LP (formerly Vawter Investments, LP), owners of four acres the Company will utilize for RV storage. The Company developed the property and received concessions through limited free and discounted rent. The property was occupied for storage in June 2006 and stored approximately 149 units.

Lease payments during fiscal year 2013 were $4,802 per month until the lease was terminated by contract on February 28, 2013. During fiscal year 2013, lease payments were made in the amount of $24,010.

The Resort leases out areas to other companies to insure that the best service and equipment are available for guest use or creates cash flow for the Company. These areas are leased from the Company pursuant to the herein below described leases.

1.   RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC.

This agreement is dated November 1, 2013, and pursuant to this agreement, the Company granted Coin Amusements, Inc. the concession to operate various coin-operated game units at the Resort. The one-year term expires on October 31, 2014, and continued renewal is expected without significant impact.

2.   WASH MULTIFAMILY LAUNDRY SYSTEMS, GOLETA, CA

The seven-year lease that expired October 31, 2009, was renewed for another seven years effective September 1, 2009. The lease grants Wash Multifamily Laundry Systems (“Wash”) the right to place and service coin-operated laundry machines on the Resort. The agreement provides that 70% of the Lessee's gross income be paid to the Company as rent. On September 10, 2009, Wash replaced all 18 washers and 18 dryers with new equipment. Continued renewal is expected without significant impact.

3.   PISMO COAST INVESTMENTS

The Company renewed a lease agreement with Ms. Jeanne Sousa, a California Corporations Licensed Broker, for the lease of a 200-square foot building at the Resort from which she conducts sales activities in the Company's stock. The term of the lease is for three years commencing on January 1, 2014, and ending on December 31, 2016. Continued renewal is expected without significant impact. Termination or cancellation may be made by either Lessor or Lessee by giving the other party sixty (60) days written notice.

4.   VERIZON WIRELESS

The Company entered into a lease with GTE Mobilnet of Santa Barbara Limited Partnership, d/b/a Verizon Wireless, for a 42-foot by 37-foot portion of the RV storage lot located at 2180 Arriba Place, Arroyo Grande, for the construction and operation of a cell tower communications facility. The term of the lease is for five years commencing on January 21, 2013, and ending on January 20, 2017. Continued renewal is expected without significant impact. The Lessee, upon the annual anniversary date of the agreement, may terminate provided that three (3) months prior notice is given to Lessor.

5.     ROCK AND ROLL DINER OF OCEANO INC. d/b/a PISMO COAST VILLAGE GRILL

The Company entered into a lease with Mr. Marios Pouyioukkas, owner/operator or Rock and Roll Diner of Oceano Inc. for the lease of a 708-square foot space at the Resort from which the concessionaire operates the restaurant facilities as an independent food service operation. The term of the lease is for two years commencing on November 1, 2012 and ending on December 31, 2013. Continued renewal is expected without significant impact. Termination or cancellation may be made by either Lessor or Lessee by giving the other party thirty (30) days written notice.

ITEM 3.       LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 4.       (REMOVED AND RESERVED).

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES.

a.   MARKET INFORMATION

There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company shares as Pismo Coast Investments. The last transaction the Company is aware of occurred September 23, 2013, at a price of $30,000 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

b.   HOLDERS

The approximate number of holders of the Company's common stock on September 30, 2013, was 1,535.

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

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies. See Management’s Discussion and Analysis.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following analysis discusses the Company's financial condition as of September 30, 2013, compared with September 30, 2012. The discussion should be read in conjunction with the audited consolidated financial statement and the related notes to the financial statement and the other financial information included elsewhere in this Form 10-K.

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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Site occupancy for fiscal year 2013 was up 0.77% due to good weather and despite the impact of economy-related issues. Occupancy projections look equal to last year at the beginning of fiscal year 2014. Revenues from ancillary operations such as the General Store, RV service, laundromat, arcade, and bike rental, are 5 - 13% up at year-end. Management feels any significant revenue downturn is directly related to the economy, and this trend will continue well into fiscal year 2014.

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

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007 - 2008. In addition, in 2008 the resort was the only industry rated "A" park in California for customer satisfaction based on Internet visitor surveys collected nationally by Guest Reviews. The resort also received the Guest Reviews “A” rated park recognition for the years 2011, 2012, and 2013.

The Company's commitment to quality, value, and enjoyment is underscored by the business's success due to word of mouth and referrals from guests. In addition, investment for online marketing, ads in the two leading national directories, and trade magazine advertising formulates most of the business-marketing plan.

CURRENT OPERATING PLANS

The Board of Directors continues its previously established policy by adopting a stringent conservative budget for fiscal year 2013, which projects a positive cash flow of approximately $1,272,411 from operations. This projection is based on paid site occupancy remaining even with fiscal year 2013 and receiving new storage customers at a moderate rate. The 2014 budget plan also includes a $2 per night site rental rate increase effective October 1, 2013. While the Company projects a positive cash flow, this cannot be assured for fiscal year 2014.

FINANCIAL CONDITION

The business of the Company is seasonal and is concentrated on prime days of the year which are defined as follows: President's Day Weekend, Easter week, Memorial Day Weekend, summer vacation months, Labor Day, Thanksgiving Weekend, and Christmas vacation. There are no known trends that affect business or affect revenue.

The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from laundromat, arcade and restaurant operations and a property lease for a cell tower communications facility by third party lessees; and (b) Retail Operations, consisting of revenues from general store operations and from RV parts and service operations.

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

Net cash provided by operating activities totaled $1,446,363 in 2013, compared to $1,026,768 in 2012, due to a 40.9% increase in net income, increase in prepaid income tax, and an increase in income taxes payable.

During fiscal year 2012, capital expenditures of $499,957 were made that included renovating 50 campsites, adding four high definition channels to the resort’s television system, replacing the control panel for sewer system, playground repair, new cabinets in the Clubhouse, and a new server. These projects were completed on time and within budget. During fiscal year 2012, cash investments of $585,105 included renovating 47 RV sites, replacement of a trailer tow truck, renovation of Clubhouse and Restaurant, road paving, and the purchase of an ADA-compliant pool lift. As of September 30, 2013, the Company carried a debt of $3,134,376 as a result of acquiring the three RV storage properties.

With the possibility of requiring additional funds for planned capital improvements and the winter season, the Company maintains a $500,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal year 2013's current ratio (current assets to current liabilities) of 1.46 decreased from fiscal year 2012's current ratio of 1.61. The decrease in current ratio is the result of an increase in rental deposits, income taxes payable, and increase in current portion of long-term debt.

Working Capital decreased to $766,552 at the end of fiscal year 2013, compared with $844,371 at the end of fiscal year 2012. This decrease is primarily a result of increased rental deposits, increase in income taxes payable, increase in current portion of long-term debt, and increase in accrued liabilities, salaries and vacation.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures up to $550,000 in fiscal year 2014 to further enhance the Resort facilities and services. This would include demolition and replacement of resort restroom #2, road paving, replacement of playground #3, and a new security vehicle. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR-TO-YEAR COMPARISON

Revenue: Operating revenue, interest and other income increased above the prior fiscal year ended September 30, 2012, by $369,536, or 5.97%.

REVENUE BY SEGMENT

	2013	2012
OCCUPANCY
% of Shareholder Site Use	23.1%	23.4%
% of Paid Site Rental	52.4%	51.4%
% Total Site Occupancy	75.6%	74.8%
% of Storage Rental	85.0%	70.3%
Average Paid Site	$51.08	$50.07

RESORT OPERATIONS
Site Rental	$3,908,048	$3,770,326
Storage Operations	1,330,456	1,217,605
Support Operations	162,466	139,444
Total	5,400,970	5,127,375

RETAIL OPERATIONS
Store	662,157	623,494
RV Repair/Parts Store	494,172	437,701
Total	1,156,329	1,061,195

INTEREST INCOME	3,901	3,094

TOTAL REVENUE	$6,561,200	$6,191,664

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

2013 COMPARED WITH 2012

Resort operations income increased $273,595, or 5.3%, primarily due to a $137,722, or 3.7%, increase in site rental revenue. This increase reflects a 1.7% increase in paid site occupancy and rate increases effective January 1, 2013. RV storage and spotting activity increased $112,851, or 9.3%, above the previous year. This increase in storage activity was primarily due to new storage customers and trailer spotting activity.

Retail operations income increased $95,134, or 9.0%, due to a $38,663, or 6.2%, increase in the General Store operation and a $56,471, or 12.9%, increase in the RV Service department. This increase is attributed to the increase in total site occupancy and overall improvement in the economy. The RV Service business was impacted the previous year due to the absence of a service technician during a critical period. In an effort to maximize revenue, management continues to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service. In addition, management has actively promoted the RV service and retail operation locally compared to previous years.

Interest/Dividend Income increased $807, or 26.1%, above the previous year. Loss on Disposal of Assets decreased $103,566, or 88.3% below the previous year due to writing off $13,764 of assets that had been disposed of or no longer in service to the Company compared to $117,330 the previous year. In addition, Interest Expense decreased from $25,237, or 11.9%, due to accelerating the payments and interest adjustments on financing the RV storage properties.

Operating Expenses increased $143,073, or 3.4%, as a result of labor and labor related expenses, workers’ compensation, landscaping services, repairs and maintenance, and utilities, specifically water, sewer, and electricity.

Maintaining a conservative approach, most expense items were managed well below plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Income before provision for income taxes of $1,194,391, a 36.4% increase above last year, is reflective of increased income, decreased interest expense, and loss on disposal of assets in 2013.

Net income of $671,191 for fiscal year 2013 shows an increase of $199,725, or 42.4%, above a net income of $471,466 in 2012. This increase in net income is a reflection of increased resort and retail income, a decrease in interest expense, and decrease of disposal of assets.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pismo Coast Village, Inc. is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with the generally accepted accounting principles we considered appropriate in the circumstances and include some amounts based on our best estimates and judgments. Other financial information in this report is consistent with these financial statements.

Our accounting systems include controls designed to reasonably assure assets are safeguarded from unauthorized use or disposition and provide for the preparation of financial statements in conformity with generally accepted accounting principles. These systems are supplemented by the selection and training of qualified financial personnel and an organizational structure provide for appropriate segregation of duties.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Pismo Coast Village, Inc.

Pismo Beach, California

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (a California corporation) as of September 30, 2013 and 2012, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

 BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 12, 2013

PISMO COAST VILLAGE, INC.
BALANCE SHEETS
SEPTEMBER 30, 2013 AND 2012

	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$2,105,839	$1,832,935
Accounts receivable	27,385	20,547
Inventory	161,853	157,795
Current deferred taxes	82,800	73,600
Prepaid income taxes	-	103,800
Prepaid expenses	48,136	40,176
Total current assets	2,426,013	2,228,853

Pismo Coast Village Recreational Vehicle Resort and Related Assets – Net	14,369,564	14,227,301
Other Assets	18,274	22,666
Total Assets	$16,813,851	$16,478,820

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$186,960	$150,516
Accrued salaries and vacation	214,361	183,322
Rental deposits	934,229	882,570
Income taxes payable	121,100	-
Current portion of long-term debt	202,811	168,074
Total current liabilities	1,659,461	1,384,482

Long-Term Liabilities
Long-term deferred taxes	893,900	796,800
N/P Donahue Trans Service	74,080	91,288
N/P Mission Community Bank	2,948,768	3,639,799
Total Liabilities	5,576,209	5,912,369

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued, 1,787 and 1,787 shares outstanding at September 30, 2013 and 2012, respectively	5,606,919	5,606,919
Retained earnings	5,630,723	4,959,532
Total shareholders’ equity	11,237,642	10,566,451

Total Liabilities and Shareholders’ Equity	$16,813,851	$16,478,820

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF INCOME AND RETAINED EARNINGS
YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012
Income
Resort operations	$5,400,970	$5,127,375
Retail operations	1,156,329	1,061,195
Total income	6,557,299	6,188,570

Costs and Expenses
Operating expenses	4,298,353	4,155,280
Cost of goods sold	523,699	514,720
Depreciation and amortization	343,930	316,068
Total costs and expenses	5,165,982	4,986,068

Income from operations	1,391,317	1,202,502

Other Income (Expense)
Interest/dividend income	3,901	3,094
Interest expense	(187,063)	(212,300)
(Loss) Gain on disposal of assets	(13,764)	(117,330)
Total other income (expense)	(196,926)	(326,536)

Income Before Provision for Income Taxes	1,194,391	875,966

Income Tax Expense	523,200	404,500

Net Income	671,191	471,466

Retained Earnings – Beginning of Year	4,959,532	4,488,066

Retained Earnings – End of Year	$5,630,723	$4,959,532

Net Income Per Share	$375.60	$263.83

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012
Cash Flows From Operating Activities
Net income	$671,191	$471,466
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	343,930	316,068
Decrease in deferred income tax	87,900	132,800
(Gain) Loss on disposal of fixed assets	13,764	117,330
Decrease in accounts receivable	(6,838)	2,532
(Increase) in inventory	(4,058)	(3,340)
(Increase) Decrease in prepaid expenses	(7,960)	3,701
(Increase) in prepaid income taxes	103,800	(102,500)
Decrease in other assets	4,392	4,393
(Decrease) in accounts payable and accrued liabilities	36,444	(9,867)
Increase in accrued salaries and vacation	31,039	7,773
Increase in rental deposits	51,659	86,412
(Decrease) in income taxes payable	121,100	-
Total adjustments	775,172	555,302

Net cash provided by operating activities	1,446,363	1,026,768

Cash Flows From Investing Activities
Proceeds from sale of property	-	5,500
Capital expenditures	(499,957)	(585,105)
Net cash used in investing activities	(499,957)	(579,605)

Cash Flows from Financing Activities
Principal payments of notes payable	(673,502)	(415,921)
Net cash (used in) financing activities	(673,502)	(415,921)
Net increase in cash and cash equivalents	272,904	31,242

Cash and Cash Equivalents – Beginning of Year	1,832,935	1,801,693

Cash and Cash Equivalents – End of Year	$2,105,839	$1,832,935
Schedule of Payments of Interest and Taxes
Cash paid for income tax	$210,387	$281,255
Cash paid for interest	$187,063	$212,300

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

NOTE 1 - Nature of Business

Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

NOTE 2- Summary of Significant Accounting Policies

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

Property and Equipment – Pismo Coast Village

All property and equipment are recorded at cost. Depreciation of property and equipment is computed using straight-line method on cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:

Building and park improvements	5 to 40 years
Furniture, fixtures, equipment and leasehold improvements	3 to 31.5 years
Transportation equipment	5 to 10 years

Earnings Per Share

The earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. For years ending 2013 and 2012 the weighted average number of common shares outstanding was 1,787 and 1,787. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

NOTE 2- Summary of Significant Accounting Policies (Continued)

Advertising

The Company follows the policy of charging the costs of non-direct response advertising to expense as incurred. Advertising expense was $50,511 and $58,987 for the years ended September 30, 2013 and 2012, respectively.

Concentration of Credit Risk

At September 30, 2013 and 2012, the Company had cash deposits in excess of the $250,000 federally insured limit with Mission Community Bank of $116,612 and $1,543,995, respectively; however, in the past the Company has used an Excess Deposit Insurance Bond, which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. The FDIC’s Temporary Transaction Account Guarantee Program provides unlimited coverage for non-interest bearing accounts until December 31, 2013. Mission Community Bank is a member or CDARS, the Certificate of Deposit Account Registry Service. Large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire investment is eligible for FDIC insurance.

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

Subsequent Events

Subsequent events have been evaluated through November 12, 2013, which is the date the financial statements were available to be issued.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

NOTE 3 – Pismo Coast Village Recreational Vehicle Resort and Related Assets

At September 30, 2013 and 2012, property and equipment included the following:

	2013	2012

Land	$9,957,263	$9,957,263
Building and park improvements	10,691,168	10,272,349
Furniture, fixtures, equipment and leasehold improvements	476,623	449,226
Transportation equipment	459,718	457,989
Construction in progress	69,240	62,027
	21,654,012	21,198,854
Less: accumulated depreciation	(7,284,448)	(6,971,553)
	$14,369,564	$14,227,301

Depreciation expense for 2013 and 2012 was $343,930 and $316,068, respectively.

NOTE 4 – Line of Credit

The Company has a revolving line of credit for $500,000 with Mission Community Bank, expiring March 2014. The interest rate is variable at one percent over West Coast Prime, with an initial rate of 4.25 percent at September 30, 2013. The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts as of September 30, 2013 or 2012.

NOTE 5 – Notes Payable

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande, California, with Mission Community Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano, California. The total loan currently outstanding is $381,299, and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principle. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande with Mission Community Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,753,077 and financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $29,816 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal. The Company secured a lease which has been classified as a capital lease and included with notes payable. The capital lease is with Donahue Transportation Service Corp on a 2013 Hino Truck. The lease originated on May 10, 2012. The total balance currently outstanding is $61,467 and is financed over a period of seven years at an interest rate of 4.751%. The payments are currently $1,046 per month interest and principal.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

NOTE 5 – Notes Payable (continued)

Principal payments of the note payable are as follows:

Year Ending September 30,
2014	$202,811
2015	213,447
2016	172,675
2017	73,352
2018	2,556,156
Thereafter	7,218
$3,225,659

Interest expense for 2013 and 2012 was $187,063 and $212,300, respectively.

NOTE 6 – Common Stock

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

NOTE 7 – Income Taxes

The provision for income taxes is as follows:

	2013	2012
Current:
Federal	$319,100	$177,200
State	116,200	94,500
	435,300	271,700

Deferred:
Federal	87,500	136,600
State	400	(3,800)
	$523,200	$404,500

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

NOTE 7 – Income Taxes (continued)

The deferred tax assets (liabilities) are comprised of the following:

	2013		2012
	Current	Long-Term	Current	Long-term
Deferred tax assets:
Federal	$77,200	$-	$68,300	$-
State	5,600	-	5,300	-
Deferred tax liabilities
Federal	-	(840,900)	-	(744,500)
State	-	(53,000)	-	(52,300)
	$82,800	$(893,900)	$73,600	$(796,800)

The deferred tax assets (liabilities) consist of the following temporary differences:

	2013	2012
Depreciation	$(893,900)	$(796,800)
Total gross deferred tax liabilities	(893,900)	(796,800)
Vacation accrual	27,200	25,500
Federal benefit of state taxes	55,600	48,100
Total gross deferred tax assets	82,800	73,600
	$(811,100)	$(723,200)

The effective income tax rate varies from the statutory federal income tax rate as follows:

	2013	2012
Statutory federal income tax rate	34.00%	34.00%
Increase (decrease):
State income taxes, net of federal benefit	5.8	5.8
Nondeductible variable costs of shareholder usage	5.1	6.5
Other miscellaneous adjustments	(1.1)	(0.1)
Effective Income Tax Rate	43.8%	46.2%

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) Topic 740 (previously Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”). The difference between the effective tax rate and statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

ASC Topic 740 requires, among other things, the recognition and measurement of tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of September 30, 2013, the Company did not maintain any tax positions that did not meet the “more likely than not” threshold and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns generally remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2010 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2009.

NOTE 8 – Operating Leases

The Company leases a lot in Oceano, California, to use as storage lot, at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

Future minimum lease payments under the first property lease and the obligation to lease equipment are as follows:

Year Ended September 30,
2014	$4,965
2015	4,965
2016	4,965
2017	2,483
$17,378

Rent expense under these agreements was $61,646 and $94,778 for the years ended September 30, 2013 and 2012, respectively.

NOTE 9 – Employee Retirement Plans

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan, for the years ended September 30, 2013 and 2012, is $48,968 and $49,376, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

NOTE 10 – Operating Expenses

Operating expenses for the years ended September 30, 2013 and 2012, consisted of the following:

	2013	2012
Administrative salaries	$434,709	$408,420
Advertising and promotion	50,511	58,987
Auto and truck expense	131,162	133,540
Bad debts	175	5,191
Contract services	72,694	67,296
Corporation expense	49,848	56,119
Custodial supplies	30,122	31,852
Direct labor	1,437,279	1,358,714
Employee travel and training	32,131	28,137
Equipment lease	5,098	5,260
Insurance	568,028	547,588
Miscellaneous	59,395	50,069
Office supplies and expense	46,951	46,063
Payroll tax expense	157,718	157,558
Payroll service	35,277	33,321
Pension plan match	48,968	49,376
Professional services	88,269	98,573
Property taxes	172,726	173,206
Recreational supplies	8,280	8,554
Rent - storage lots	61,646	94,778
Repairs and maintenance	148,076	146,578
Retail operating supplies	4,880	4,030
Security	6,678	4,116
Service charges	109,958	106,181
Taxes and licenses	8,429	7,970
Telephone	39,304	36,393
Uniforms	26,189	22,485
Utilities	463,852	414,925
Total Operating Expenses	$4,298,353	$4,155,280

INDEPENDENT AUDITOR'S REPORT

ON ADDITIONAL INFORMATION

To the Board of Directors and

Shareholders of Pismo Coast Village, Inc.

Pismo Beach, California

Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2013 and 2012 appears on page 16. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of income (unaudited) for the three months ended September 30, 2013 and 2012 are presented for purposes of additional analysis and are not a required part of the basic financial statements. These statements are the responsibility of management and were derived from, and relate directly to, the underlying accounting and other records used to prepare the financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.

 BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 12, 2013

PISMO COAST VILLAGE, INC.
STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012

Income
Resort operations	$1,774,239	$1,727,075
Retail operations	374,722	335,818
Total income	2,148,961	2,062,893

Costs and Expenses
Operating expenses	1,317,794	1,194,104
Cost of goods sold	165,940	151,252
Depreciation and Amortization	87,445	62,627
Total costs and expenses	1,571,179	1,407,983

Income from operations	577,782	654,910

Other Income (Expenses)
Interest income	992	887
Interest expense	44,127	(49,958)
Gain/(Loss) on sale of fixed assets	(13,764)	(117,330)
Total other income (expense)	56,899	(166,401)

Income Before Provision for Income Taxes	520,883	488,509

Provision for Tax Expense	223,400	259,200

Net Income	$297,483	$229,309

Earnings Per Share	$166.47	$128.32

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants nor any disagreement with accountants on any matter of accounting principle or practices or financial statement disclosure required to be reported under this item.

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer (who is our principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2013 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures were effective as of such date.

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

As of September 30, 2013, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of September 30, 2013.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

No disclosure is required under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

a.                 The Company's Directors were chosen at the Shareholders’ Annual Meeting held January 19, 2013. Director Louis Benedict resigned from the Board January 19, 2013. At the Board of Directors’ Meeting held March 16, 2013, shareholder Jerry Roberts was duly nominated and elected to fill the vacancy on the board to serve until the next election at the Annual Shareholders’ Meeting set for January 18, 2014. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

LOUIS BENEDICT, Director                                                                                                 Age 86

Louis Benedict served in the U. S. Navy from 1944 to 1946, and again during the Korean War, from 1952 to 1953. He attended the University of Southern California, majoring in electrical engineering, and following that earned a B.S. degree in electrical engineering at the University of Colorado. Mr. Benedict was employed from 1957 to 1962 as a project-engineering manager with Lockheed Missiles and Space, from 1962 to 1964 as a vice president with William A. Revelle Corporation, and from 1964 to 1966 as an engineering section manager with Lockheed Missiles and Space. From 1966 to 1975, he was employed as the director of subcontract administration with Litton Industries, from 1975 to 1994 as vice president of contract administration for Datametrics Corporation, and from 1994 until his retirement in 1998 as a consultant in the field of U. S. defense contracts administration. Mr. Benedict served on the Board of Directors from November 2002 until he submitted his resignation on January 19, 2013.

KURT BRITTAIN, Director                                                                                                    Age 83

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

HARRY BUCHAKLIAN, Director                                                                                           Age 81

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

RODNEY ENNS, Director                                                                                                    Age 60

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

DOUGLAS EUDALY, Director                                                                                              Age 82

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

WILLIAM FISCHER, Director                                                                                                Age 80

William (Bill) Fischer and his spouse Joy reside in Simi Valley. He served four years in the U.S. Air Force during the Korean War. He is a graduate of California State University, Northridge, with a B.S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company’s corporate office as an accounting supervisor. Texaco, Inc. acquired Getty Oil in 1985, and he was promoted to Manager of Benefits Plan’s Accounting. Mr. Fischer was responsible for the Savings/Thrift, 401(k), and ESOP Plans administration until 1989 when he elected early retirement. He was a financial consultant to various companies until 2006. Mr. Fischer also was active in residential real estate from 1989 to 1997, and currently has an active real estate broker’s license. He is a member of the Veterans of Foreign Wars, Elks, Moose, and Knights of Columbus organizations. He looks forward to contributing his financial background to the Board. Mr. Fischer served two years as Executive Vice President and has been on the Board since January 2002.

WAYNE HARDESTY, Director, Chief Financial Officer

And Vice President - Finance                                                                                             Age 79

Wayne Hardesty graduated from Arizona State University in 1955. He was commissioned an Ensign from the Naval Office Candidate School in Newport, Rhode Island in 1956, and was immediately assigned to the Navy Area Audit Office in Los Angeles for duty at U.S.C. and General Dynamics-Pomona. He entered civil service in 1959, and remained with the Audit Office until 1973, at which time he became a price analyst for the U.S. Air Force at Norton Air Force Base working on the Minuteman Project. Mr. Hardesty received his MBA from Southern Illinois University in 1980. He retired from civil service in 1988 and became self-employed, primarily in tax preparation for both individual and business returns. He became a licensed Enrolled Agent in 1989 and currently operates Hardesty Financial Services in Rancho Cucamonga, California. Mr. Hardesty has been a member of the Board since September 2008, has served three years as Chairman of the Audit Committee, and is currently serving as Chief Financial Officer and Vice President – Finance.

R. ELAINE HARRIS, Director                                                                                               Age 75

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

DENNIS HEARNE, Director                                                                                                 Age 75

Dennis Hearne holds an A.A. degree in business administration from Hartnell Junior College. He served two years in the Navy. Prior to retirement, he was employed in a family agriculture business, L.A. Hearne Company, located in the Salinas Valley, for thirty-seven years, and presently serves as a director of the company’s board. Mr. Hearne has also served on the board of directors of the California Feed and Grain Association in Sacramento and the California Crop Improvement Association in Davis. He is a member of Knights of Columbus, serving as treasurer and financial secretary for fifteen years. Mr. Hearne is a volunteer fireman with thirty-nine years service in King City, and is the fire department’s treasurer. He has been a member of the Board of Directors since September 2006, and is currently serving a third year as Chairman of the Nominating Committee.

GLENN HICKMAN, Director                                                                                                 Age 80

Glenn Hickman has a B.A. in business and a secondary teaching credential from Fresno State University. His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal Resources, a subsidiary of Shell Oil Company. Mr. Hickman has been a member of the Board since July 1999 and served nine years as Executive Vice President.

TERRIS HUGHES, Director and Executive Vice President                                                     Age 64

Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in police science. He was employed by Belridge/Shell Oil for twenty-three years, from 1973 to 1997, holding the position of senior training technician for the last ten years of that time. He is currently employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties are to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. Mr. Hughes has been a member of the Board since January 1996, has served one year as Vice President – Policy, and is currently serving as Executive Vice President.

GARRY NELSON, Director                                                                                                  Age 63

Garry Nelson is the General Manager of Vintage Nurseries, which specializes in grapevines. A graduate of Cal Poly San Luis Obispo, Mr. Nelson has been involved in agriculture for more than thirty-eight years. Prior to his employment at Vintage Nurseries, he was vice president and chief operating officer for Belridge Farms for many years. Mr. Nelson has served on the Shafter City Council for the past twenty-one years, serving as mayor for eight of those years. He also serves on the board of Bakersfield Memorial Hospital Foundation and on numerous agricultural industry boards. Mr. Nelson has served on the Board since November 2008.

RONALD NUNLIST, Director and President                                                                          Age 75

Ronald Nunlist was employed in the oil business for many years. From 1995 to 1997, he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. From 1997 until his retirement in 1999, Mr. Nunlist was employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations. Mr. Nunlist presently serves as a planning commissioner for the City of Shafter, California. He has been a member of the Board since January 1986, serving five years as President (1992 to 1997), ten years as Vice President – Operations, and is currently serving a second year as President.

GEORGE PAPPI, JR., Director                                                                                          Age 51

Mr. Pappi’s current occupation is as a fire claims representative for The Hartford Insurance. Other positions held during his more than twenty years of employment include office manager, property and bodily injury adjustor, fire and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California, and is actively involved in a local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004.

JERALD PETTIBONE, Director                                                                                          Age 87

Jerry Pettibone sold and retired from his company, Pettibone Signs, in Santa Cruz in 1988. He started the company, which operated statewide, in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985 and 1986. He served on the board of directors of the California Electric Sign Association for twenty-two years, including four years as state president, and was elected a director emeritus. He was active in Rotary International for forty years, serving as district governor for District 5170 with 4,500 members that included the Silicon Valley. A life member of the Disabled American Veterans, he served in the Navy in the South Pacific during World War II. Mr. Pettibone is also a fifty-year life member of the Elks. He has been a member of the Board since January 1993, including serving three years as Chief Financial Officer, and served fifteen years as President of the Company.

DWIGHT PLUMLEY, Director and Vice President - Operations                                             Age 60

Dwight Plumley attended College of the Sequoias studying electronic engineering and construction real estate. In 1973, he started in the produce equipment industry working for Packers Manufacturing Inc. as a service and installation supervisor. In 1979, he became employed by Pennwalt Corporation, an international equipment producer, as a project manager and supervisor. Mr. Plumley purchased Packers Manufacturing Inc. in 1987, and, as President, produces fruit and vegetable packing and processing systems, from small to multimillion dollar projects, nationwide and internationally. He has also served on the board of directors for Yosemite Bible Camp, a 60-acre facility for up to 350 campers and staff from 1994 to 2006, and served as church Deacon from 1984 to 2004. Mr. Plumley has been a member of the Board of Directors since January 2010, and is currently serving a second year as Vice President – Operations.

JERRY ROBERTS, Director                                                                                                 Age 60

Jerry Roberts has an associate of arts degree in math and science from the College of the Sequoias, Visalia, California; a bachelor’s degree in biological sciences from the University of the Pacific, Stockton, California; an MBA degree from the Santa Clara University Graduate School of Business, Santa Clara California; and is licensed by the California State Board of Accountancy as a Certified Public Accountant. He was first licensed in 1982 after fulfilling experience requirements while in the employment of the international accounting firm of Arthur Andersen & Co., and has been a member of the American Institute Certified Public Accountants since 1988 and the California Society of Certified Public Accountants since 1982. Mr. Roberts is currently a partner in the accounting, tax and consulting firm of Lampros & Roberts, established in 1985, and is Chief Executive Officer of Maximum Living, Inc., a national brand dietary supplement company. Mr. Roberts has been married to his wife Denise since 1978. They have three sons and currently reside in Los Gatos, California. He was duly nominated and elected by the Board on March 16, 2013, to fill a vacancy created by the resignation of Louis Benedict.

GARY WILLEMS, Director and Vice President - Secretary                                                     Age 59

Gary Willems holds a B.A. degree in music education and a California life teaching credential from Fresno Pacific University, as well as a professional clear administrative services credential. Since July 1, 2007, Mr. Willems has been employed as the Visual and Performing Arts Coordinator and is also the Administrator at the Dunlap Leadership Academy Charter School (an on-line High School) at Kings Canyon Unified School District. Prior to that, he was a Band Director for thirty years in the Dinuba/Reedley area, and was also Head Marching Band Director of the Reedley High School Band from 1985 to 2007. He is an active member of the California Band Directors’ Association and is the past president of Fresno and Madera Counties’ Music Educators Association. Mr. Willems has served on the Board of Directors since January 2001, and is currently serving a second year as Vice President – Secretary.

JACK WILLIAMS, Director                                                                                                   Age 63

Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. He was employed as a financial analyst by Texaco Oil Corporation in the Bakersfield area from 1997 until 1999, and as Chief Financial Officer for Goodwill Industries of South-Central California from March 2000 to November 2004. Mr. Williams was an interim-controller for Diversified Utilities Services, a position he held from April 2005 to December 2005. He established his own C.P.A. practice in 1983, which he continues to own and operate. Mr. Williams has been a member of the Board since January 1995, and served sixteen years as Chief Financial Officer and Vice President – Finance.

b.            OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

JAY JAMISON, Chief Executive Officer/General Manager and

Assistant Corporate Secretary                                                                                           Age 60

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

f.             CODE OF ETHICS

On November 8, 2003, the Company's Board of Directors adopted the introduction to our code of ethical conduct. After further review, consideration was given to adopting a more comprehensive and detailed Code. At the meeting of the Executive Committee held June 19, 2009, the committee approved a recommendation to present a revised Code of Ethics to the full Board for adoption. At the Board of Directors’ meeting held July 18, 2009, the Board unanimously approved the revised and complete Code of Ethics that applies to all the Company's employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

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

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach CA 93449

g.            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers, and persons who beneficially own more than ten percent of a registered class of our equity securities within specified time periods to file with the SEC initial reports (“Form 3”) of beneficial ownership and reports of changes (“Form 4” and “Form 5”) in beneficial ownership of Common Stock of the Company. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all of the Company’s officers, directors and beneficial owners of greater than ten percent of the outstanding Common Stock complied with the Section 16(a) filing requirements for the fiscal year ending September 30, 2013.

ITEM 11.  EXECUTIVE COMPENSATION

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTED DURING THE LAST FISCAL YEAR

This information required by Item 11 is incorporated by reference in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 18, 2014, under the caption “Compensation of Directors and Executive Officers”. The Definitive Proxy Statement is expected to be filed with the Commission on or before December 18, 2013.

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

b.            SECURITY OWNERSHIP OF MANAGEMENT.

The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2013

Board Member

	Title of Class	*Amount of Ownership

Percent of Class

Kurt Brittain 12105 Center Avenue San Martin CA 95046	Common Stock	2 Shares	0.111%
Harry Buchaklian 1361 East Ticonderoga Drive Fresno CA 93720	Common Stock	1 Share	0.056%
Rodney Enns 2577 Sandell Avenue Kingsburg CA 93631	Common Stock	1 Share	0.056%
Douglas Eudaly 3918 North Carruth Avenue Fresno CA 93705	Common Stock	6 Shares	0.333%
William Fischer 1947 Sienna Lane Simi Valley CA 93065	Common Stock	1 Share	0.056%
Wayne Hardesty 8651 Foothill Boulevard #110 Rancho Cucamonga CA 91730	Common Stock	1 Share	0.056%
R. Elaine Harris 3418 El Potrero Lane Bakersfield CA 93304	Common Stock	2 Shares	0.111%
Dennis Hearne 45075 Merritt Street King City CA 93930	Common Stock	2 Shares	0.111%
Glenn Hickman 3584 West Wathen Avenue Fresno CA 93711	Common Stock	1 Share	0.056%

Board Member

	Title of Class	*Amount of Ownership

Percent of Class

Terris Hughes 2426 Sunset Street Wasco CA 93280	Common Stock	1 Share	0.056%
Garry Nelson 727 Acacia Street Shafter CA 93263	Common Stock	1 Share	0.056%
Ronald Nunlist 1105 Minter Avenue Shafter CA 93263	Common Stock	4 Shares	0.222%
George Pappi, Jr. 5728 Via De Mansion La Verne CA 91750	Common Stock	1 Share	0.056%
Jerald Pettibone 4179 Court Drive Santa Cruz CA 95062	Common Stock	3 Shares	0.166%
Dwight Plumley 30467 Road 158 Visalia CA 93292	Common Stock	3 Shares	0.166%
Jerry Roberts 16230Camino Del Sol Los Gatos CA 95032	Common Stock	1 Share	0.056%
Gary Willems 11003 East Egret Point Clovis CA 93619	Common Stock	2 Shares	0.111%
Jack Williams 7801 Revelstoke Way Bakersfield CA 93309	Common Stock	1 Share	0.056%
All Officers and Directors as a Group	Common Stock	34 Shares	1.888%

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

OTHER ARRANGEMENTS

During the fiscal years 2013 and 2012, Pismo Coast Village, Inc. paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Pismo Coast Village, Inc.'s benefit.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The shareholders will vote on the independent audit firm for year ending September 30, 2014 at the annual shareholders meeting held on January 18, 2014.

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm, Brown Armstrong Accountancy Corporation, in each of the last two fiscal years.

	Years ended
	September 30,
	2013	2012
Audit fees (1)	$50,249	$51,910
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	1,600	2,200
Total	$51,849	$54,110

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

(5)   AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES

For the fiscal years ending September 30, 2013 and September 30, 2012, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

(6)   No effort expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year was attributed to work performed by persons other than the accountant's full-time, permanent employees.

(7)

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

Registrant :              PISMO COAST VILLAGE, INC.

By:          /s/ RONALD NUNLIST                                                           Date: NOVEMBER 8, 2013

               Ronald Nunlist, President

               and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:          /s/ JAY JAMISON                                                                 Date: NOVEMBER 8, 2013

               Jay Jamison, Chief Executive Officer,

               General Manager and Assistant Corporate Secretary

               (principal executive officer)

By:          /s/ WAYNE HARDESTY                                                        Date: NOVEMBER 8, 2013

               Wayne Hardesty, Chief Financial Officer,

               Vice President - Finance and Director

               (principal financial officer and

               principal accounting officer)

By:          /s/ RONALD NUNLIST                                                           Date: NOVEMBER 8, 2013

               Ronald Nunlist, President

               and Chairman of the Board and Director

By:          /s/ TERRIS HUGHES                                                             Date: NOVEMBER 8, 2013

               Terris Hughes, Executive Vice President

               and Director

By:          /s/ GARY WILLEMS                                                              Date: NOVEMBER 8, 2013

               Gary Willems, Vice President - Secretary

               and Director

By:          /s/ DWIGHT PLUMLEY                                                          Date: NOVEMBER 8, 2013

               Dwight Plumley, Vice President - Operations

               and Director

By:          /s/ KURT BRITTAIN                                                               Date: NOVEMBER 8, 2013

               Kurt Brittain, Director

By:          /s/ HARRY BUCHAKLIAN                                                      Date: NOVEMBER 8, 2013

               Harry Buchaklian, Director

By:          /s/ RODNEY ENNS                                                               Date: NOVEMBER 8, 2013

               Rodney Enns, Director

By:          /s/ DOUGLAS EUDALY                                                         Date: NOVEMBER 8, 2013

               Douglas Eudaly, Director

By:          /s/ WILLIAM FISCHER                                                           Date: NOVEMBER 8, 2013

               William Fischer, Director

By:          /s/ R. ELAINE HARRIS                                                          Date: NOVEMBER 8, 2013

               R. Elaine Harris, Director

By:          /s/ DENNIS HEARNE                                                            Date: NOVEMBER 8, 2013

               Dennis Hearne, Director

By:          /s/ GLENN HICKMAN                                                            Date: NOVEMBER 8, 2013

               Glenn Hickman, Director

By:          /s/ GARRY NELSON                                                             Date: NOVEMBER 8, 2013

               Garry Nelson, Director

By:          /s/ GEORGE PAPPI, JR.                                                       Date: NOVEMBER 8, 2013

               George Pappi, Jr., Director

By:          /s/ JERALD PETTIBONE                                                       Date: NOVEMBER 8, 2013

               Jerald Pettibone, Director

By:          /s/ JERRY ROBERTS                                                            Date: NOVEMBER 8, 2013

               Jerry Roberts, Director

By:          /s/ JACK WILLIAMS                                                              Date: NOVEMBER 8, 2013

               Jack Williams, Director