Form 10-Q
period 2013-12-31
PISMO COAST VILLAGE INC
filed 2014-02-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.            1,783

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

The Company has been fortunate not to have significant impact due to the current economy.The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Fiscal year-to-date site occupancy is up 7.8%, or 1919 nights. Based on advanced reservation deposits, occupancy projections are up 9% compared to this time last year. However, prime time reservations are equal to last year. Revenues from ancillary operations such as the General Store, RV Service, arcade, laundromat, and bike rental are up 21.6% year-to-date, and management feels this trend will continue throughout the remainder of the fiscal year unless there is a setback to the overall economy.

RV storage and towing continues to be a primary source of revenue for the Company. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience. Revenues for RV storage and towing are up 13.9% and 25.1%, compared to the previous year due to a 12.8% increase in storage customers and greater site occupancy for storage customers.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in a national “My Favorite Campground” contest sponsored by Woodall’s, Pismo Coast Village was voted as one of the top ten favorite campgrounds for 2011. Also, Pismo Coast Village was one of twenty-seven parks nationally to receive an industry rated “A” park from over 33,000 surveys for customer satisfaction in 2013.

The Company’s commitment to quality, value, and enjoyment is underscored by the business’s success due to word of mouth and referrals from guests. In addition, investment for online marketing, ads in the leading national directory, and trade magazine advertising formulates most of the business-marketing plan.

RESULTS OF OPERATIONS

The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from laundry, restaurant, and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from General Store operations and from RV parts and service operations.

Income from Resort Operations for the three-month period ended December 31, 2013, increased $85,078, or 7.9%, from the same period in 2012. This increase is primarily due to a $31,864, or 4.3%, increase in year-to-date site revenue as a result of a rate increase and a 9.9% increase in paid site occupancy. An increase of $49,083, or 16.0%, in storage and towing revenue is due to a 12.8% in storage occupancy, opening a self-access storage lot and efforts to increase storage following previous year’s loss of storage customers due to the economy and personal finances.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations increased by $46,941 for the three-month period ended December 31, 2013, 21.6% above the same period in 2012. The General Store showed an $18,178, or 16.4%, increase in revenue, while RV Service and Repair increased revenue 26.8%, or $28,763. Management feels the retail operation’s increase in revenue reflects increased resort occupancy and resort guest’s becoming more confident in the overall economy.

The Company anticipates slight to moderate increase in both income from resort operations and in retail operations as the fiscal year progresses.

Operating expenses for the three-month period ending December 31, 2013, increased $102,963, or 10.3%, above the same period ended December 31, 2012. This reflects an increase in labor and labor related expenses, workers’ compensation, tree trimming, water and sewer, electricity, stockholders’ expense, and property taxes. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of goods sold expenses for the three-month period ended December 31, 2013, are 44.9% compared to 47.9% for the same period in 2012, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 2013, was $40,295, compared to $48,763 for the same period ending 2012. The current balance reflects the notes payable as a result of purchasing property in May 2008, as well as property purchased February and April of 2006 to increase RV storage. The Company has also maintained a $500,000 line of credit that currently has no outstanding balance as of December 31, 2013.

Income before provisions for income taxes for the three-month period ended December 31, 2013, increased by $14,767 above the same period in 2012. This increase in income is a result of increased total income.

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

LIQUIDITY

The Company's current cash position, as of December 31, 2013, is $1,825,511, which is 9.9% more than the same position in 2012. This increase is primarily due to the Company's increase in rental deposits and timing of capital expenditures. The cash balance decreased $280,328 from the fiscal year ended September 30, 2013 due to operations expenses and income tax payments. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities decreased $21,273 below the same period last year and increased $38,106 since the 2013 fiscal year end, which reflects a timing of capital projects and accrued property taxes. All undisputed payables have been paid in full according to the Company's policy.

Working capital decreased to $699,989 at the end of the first quarter of fiscal year 2014, compared with $766,552 at the end of fiscal year 2013.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of approximately $550,000 in fiscal year 2014 to further enhance the resort facilities and services. These projects include replacement of a restroom, playground upgrade, road paving, and replacement of the security patrol vehicle.  Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10‑K for the year ended September 30, 2013.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three-months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 5.       OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting for the shareholders of Pismo Coast Village, Inc. was held Saturday, January 18, 2014 at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting, the following Directors were elected to serve until the annual meeting in January 2015 or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

Brittain, Kurt	703
Buchaklian, Harry	731
Enns, Rodney	672
Eudaly, Douglas	1,040
Fischer, William	677
Hardesty, Wayne	662
Harris, R. Elaine	842
Hearne, Dennis	702
Hickman, Glenn	672
Hughes, Terris	686
Nelson, Garry	669
Nunlist, Ronald	805
Pappi, Jr., George	696
Pettibone, Jerald	699
Plumley, Dwight	1,065
Roberts, Jerry	670
Willems, Gary	697
Williams, Jack	682

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matter is set forth below:

Proposal to approve the selection of Brown Armstrong Accountancy Corporation to serve as independent certified public accountants for the Company for Fiscal Year 2013 - 2014:

Affirmative Votes	723
Negative Votes	5
Abstains	30

Proposal to approve a non-binding advisory vote to approve the compensation of the Company’s named executive officer:

Affirmative Votes	622
Negative Votes	43
Abstains	73

Proposal to approve a non-binding advisory vote to recommend whether the advisory shareholder vote on executive compensation should occur every one, two or three years :

One Year	167
Two Years	112
Three Years	358
Abstains	103

ITEM 5.       OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held Saturday, January 18, 2014, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Shareholders' Meeting:

President	Ronald Nunlist
Executive Vice President	Terris Hughes
V. P. – Finance/Chief Financial Officer	Wayne Hardesty
V. P. – Operations	Dwight Plumley
V. P. – Secretary	George Pappi, Jr.
Assistant Corporate Secretary	Jay Jamison

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

PISMO COAST VILLAGE, INC.

(Registrant)

Date:	February 10, 2014

Signature:	/s/ RONALD NUNLIST
Ronald Nunlist, President and Chairman of the Board

Date:	February 10, 2014

Signature:	/s/ WAYNE HARDESTY
Wayne Hardesty, V.P. - Finance/Chief Financial Officer
(principal financial officer and principal accounting officer)

Date:	February 10, 2014

Signature:	/s/ JAY JAMISON
Jay Jamison, General Manager/Chief Executive Officer
(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc., (Company) as of December 31, 2013 and 2012 and the related statements of operations and retained earnings and cash flows for the three-month periods ended December 31, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of September 30, 2013, and the related statements of operations and retained earnings, and cash flow for the year then ended, and in our report dated November 12, 2013, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2013, is fairly stated, in all material respects.

                                                                  BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

February 10, 2014

PISMO COAST VILLAGE, INC.
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012 AND SEPTEMBER 30, 2013

	December 31, 2013	September 30, 2013	December 31, 2012

	(Unaudited)	(Audited)	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,825,511	$2,105,839	$1,661,455
Accounts receivable	16,505	27,385	20,252
Inventory	165,722	161,853	157,709
Current deferred taxes	82,400	82,800	73,200
Prepaid income taxes	-	-	73,000
Prepaid expenses	159,808	48,136	123,728
Total current assets	2,249,946	2,426,013	2,109,344

Pismo Coast Village Recreational Vehicle Resort and Related Assets – Net of accumulated depreciation	14,308,689	14,369,564	14,277,579
Other Assets	17,176	18,274	21,569
Total Assets	$16,575,811	$16,813,851	$16,408,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$225,066	$186,960	$246,339
Accrued salaries and vacation	64,741	214,361	61,793
Rental deposits	1,012,425	934,229	850,670
Income taxes payable	42,400	121,100	-
Current portion of long-term debt	205,416	202,811	170,235
Total current liabilities	1,550,048	1,659,461	1,329,037
Long-Term Liabilities
Long-term deferred taxes	889,200	893,900	793,000
N/P Donahue Trans	69,600	74,080	87,086
N/P Mission Community Bank	2,900,797	2,948,768	3,600,461
Total Liabilities	5,409,645	5,576,209	5,809,584

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued 1,783 and 1.787 shares outstanding at December 31, 2013 and 2012, respectively	5,594,369	5,606,919	5,606,919
Retained earnings	5,571,797	5,630,723	4,991,989
Total stockholders’ equity	11,166,166	11,237,642	10,598,908

Total Liabilities and Stockholders’ Equity	$16,575,811	$16,813,851	$16,408,492

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

	Three Months Ended December 31,

	2013	2012
Income
Resort operations	$1,163,950	$1,078,872
Retail operations	264,374	217,433
Total income	1,428,324	1,296,305

Costs and Expenses
Operating expenses	1,105,223	1,002,260
Cost of goods sold	118,874	104,297
Depreciation	90,346	82,091
Total costs and expenses	1,314,443	1,188,648

Income from operations	113,881	107,657

Other Income (Expense)
Interest/dividend income	1,038	963
Interest expense	(40,295)	(48,763)
Total other income (expense)	(39,257)	(47,800)

Income Before Provision for Income Taxes	74,624	59,857

Income Tax Expense	38,100	27,400

Net Income	36,524	32,457

Retained Earnings – Beginning of Period	5,630,723	4,959,532

Redemption of Stock	(95,450)	-

Retained Earnings – End of Period	$5,571,797	$4,991,989

Net Income Per Share	$20.48	$18.16

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Cash Flows From Operating Activities
Net Income	$36,524	$32,457
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	$90,346	$82,091
Decrease in accounts receivable	10,880	295
(Increase) Decrease in inventory	(3,869)	86
Decrease in deferred taxes	(4,300)	(3,400)
Decrease in prepaid income taxes	-	30,800
(Increase) in prepaid expenses	(111,672)	(83,552)
Increase in accounts payable and
Accrued liabilities	38,106	95,823
Decrease in accrued salaries and vacation	(149,620)	(121,529)
Increase (Decrease) in rental deposits	78,196	(31,900)
(Decrease) in Income taxes payable	(78,700)	-
Total adjustments	(130,633)	(31,286)

Net cash provided by (used in) operating activities	(94,109)	1,171

Cash Flows From Investing Activities
Capital expenditures	(28,373)	(131,272)
Net cash used in investing activities	(28,373)	(131,272)

Cash Flows from Financing Activities
Redemption of stock	(108,000)	-
Principal repayments of note payable	(49,846)	(41,379)
Net cash used in financing activities	(157,846)	(41,379)

Net decrease in cash and cash equivalents	(280,328)	(171,480)

Cash and Cash Equivalents – Beginning of Period	2,105,839	1,832,935

Cash and Cash Equivalents – End of Period	$1,825,511	$1,661,455

Schedule of Payments of Interest and Taxes
Payments for income tax	$121,124	$-
Cash paid for interest	$40,295	$48,763

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012 AND SEPTEMBER 30, 2013

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

Property and Equipment – Pismo Coast Village

All property and equipment are recorded at cost. Depreciation of property and equipment is computed using straight-line method based on the cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:

Building and park improvements	5 to 40 years
Furniture, fixtures, equipment and leasehold improvements	3 to 31.5 years
Transportation equipment	5 to 10 years

Earnings (Loss) Per Share

The earnings (loss) per share for 2013 and 2012 are based on the 1,783 and 1,787 shares issued and outstanding. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Advertising

The Company follows the policy of charging the costs of non-direct response advertising as incurred. Advertising expense was $5,557 and $8,670 for the three months ended December 31, 2013 and 2012, respectively. There was no advertising expense capitalized in prepaid expense.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012 AND SEPTEMBER 30, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

At December 31, 2013 and 2012, the Company had deposits of $0 and $1,356,538, respectively, in excess of the federally insured limit with Mission Community Bank. Mission Community Bank is a member of CDARS, the Certificate of Deposit Account Registry Service. Large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire investment is eligible for FDIC insurance.

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic 740. ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of December 31, 2013, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. The company does not expect any material changes during the next quarter.  Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2010 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2009.

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and does not believe the adoption of such pronouncements have an impact on the Company’s financial condition or results of their operations. Various accounting standards and interpretations were issued with effective dates subsequent to December 31, 2013. The Company has evaluated the recently issued accounting pronouncements that are effective in the current period and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows when adopted.

Subsequent Events

Subsequent events have been evaluated through February 10, 2014, which is the date the financial statements were available to be issued.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012 AND SEPTEMBER 30, 2013

NOTE 3 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At December 31, 2013, September 30, 2013 and December 31, 2012, property and equipment included the following:

	December 31, 2013	September 30, 2013	December 31, 2012
Land	$9,957,263	$9,957,263	$9,957,263
Building and resort improvements	10,691,168	10,691,168	10,275,009
Furniture, fixtures, equipment and leasehold improvements	476,623	476,623	459,976
Transportation equipment	480,881	459,718	457,989
Construction in progress	76,450	69,240	179,889
	21,682,385	21,654,012	21,330,126
Less: accumulated depreciation	(7,373,696)	(7,284,448)	(7,052,547)
Total	$14,308,689	$14,369,564	$14,277,579

Depreciation expense for December 31, 2013 and 2012 were $90,346 and $82,091 respectively.

NOTE 4 - LINE OF CREDIT

The Company has a revolving line of credit for $500,000 with Mission Community Bank which expires March 2014 The interest rate is variable, at one percent over West Coast Prime with an initial rate of 4.25 percent at December 31, 2013.  The purpose of the line of credit is to augment operating cash needs in off-season months. There were no outstanding amounts on the line of credit as of December 31, 2013 and 2012 and September 30, 2013.

NOTE 5 - NOTE PAYABLE

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande, California, with Mission Community Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano, California. The total loan currently outstanding is $347,633 and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande, California with Mission Community Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,741,093 and financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $28,033 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal. The Company secured a lease which has been classified as a capital lease and included with notes payable. The capital lease is with Donahue Transportation Services Corp on a 2013 Hino Truck. The lease originated on May 10, 2012. The total balance currently outstanding is $59,054 and is financed over a period of seven years at an interest rate of 4.751%. The payments are currently $1,046 per month interest and principal.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012 AND SEPTEMBER 30, 2013

NOTE 5 - NOTE PAYABLE (continued)

At December 31, 2013, future minimum payments are as follows:

Period Ending December 31,
2014	$205,416
2015	216,185
2016	136,459
2017	71,899
2018	2,541,705
Thereafter	4,149
Total	$3,175,813

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

The Company redeemed four shares of Common stock from two shareholders in the current quarter for $108,000. At this time the stock has not been retired.

NOTE 7 - INCOME TAXES

The provision for income taxes is as follows:

	December 31, 2013	December 31, 2012

Income tax provision	$38,100	$27,400

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of federal tax benefit, and non-deductible variable cost of shareholder usage.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012 AND SEPTEMBER 30, 2013

NOTE 8 - OPERATING LEASES

The Company leases a lot in Oceano, California, to use as storage lot, at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

At December 31, 2013, future minimum lease payments under the copier lease were as follows:

For the Year Ended December 31,
2014	$4,965
2015	4,965
2016	4,965
2017	1,241
2018	-
Thereafter	-
Total	$16,136

Rent expense under these agreements was $8,995 and $23,319 for the three-month period ended December 31, 2013 and 2012, respectively.

NOTE 9 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $15,890 and $14,979 for the three months ended December 31, 2013 and 2012, respectively.