Form 10-Q
period 2014-03-31
PISMO COAST VILLAGE INC
filed 2014-05-15
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total site occupancy is up 5.9% compared to this time last year due primarily to good weather. Occupancy projections look equal to last year throughout the remainder of the fiscal year. Revenues from ancillary operations such as the General Store, arcade, laundromat, and bike rental are flat due to the timing of spring break.  The RV Service Department is up 29.4% due to sales efforts and additional new services.

RV storage and towing continue to be a primary source of revenue for the Company, and has enjoyed growth of 15.3% for the quarter. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

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

Income from resort operations for the three‑month period ended March 31, 2014, increased $90,335, or 8.4%, above the same period in 2013. This increase in income reflects a $40,642, or 5.5%, increase in site revenue due to paid occupancy increasing 5.9%. Also reflected in this increase is a $47,828, or 15.3%, increase in RV storage activity. Resort Operations Income for the six‑months ended March 31, 2014, increased $175,413, or 8.2%, from the same period ended March 31, 2013. This increase is due primarily to an increase of $72,505, or 4.9%, in site revenue as a result of a 7.9% increase in paid site occupancy and a rate increase effective January 1, 2013. RV storage activity contributed to this increase with a 15.6%, or $96,910, increase in revenue.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations for the three‑month period ended March 31, 2014, increased $30,784, or 13.2%, above the same period in 2013. The General Store revenue was down $1,620, or 1.3%, and RV Service revenue increased $32,404, or 29.4%, from the previous year. Income from Retail Operations for the six‑month period ending March 31, 2014, increased by $77,725, or 17.2%, above the same period ended March 31, 2013. The General Store was up $16,558, or 7.1%, and RV Service was up $61,169, or 28.1%. Management recognizes this economy is impacting the ancillary revenue areas within the resort. The RV Service operation is marketed to off‑resort customers, and, therefore, is not as impacted by resort occupancy. Management continues to place importance upon ongoing review of retail product mix, attention to service, and staff training. The Company anticipates positive performance in income from retail operations through the remainder of fiscal year 2014.

Operating expenses for the three‑month period ending March 31, 2014, increased $39,596, or 4.0%, above the same period ended March 31, 2013. This increase in expenses primarily reflects labor, workers’ compensation insurance, property tax, and water and sewer. For the six‑month period ending March 31, 2014, operating expenses increased by $142,559, or 7.2%, above the same period in 2013. This increase reflects labor, workers' compensation insurance, payroll taxes, pool repair, storage lot security, accounting, business insurance, water and sewer, electricity, and repairs and maintenance. Management continues to review and scrutinize expenses in order to maximize efficiency and profitability. Due to the age of the Resort, the Company is undertaking maintenance activity that is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, utility improvements, landscaping, and building repair.

Cost of Goods Sold expenses, as a percentage of retail income for the three‑months ended March 31, 2014, are 46.0% compared to 44.7% for the same period in 2013. For the six‑months ended March 31, 2014, Cost of Goods Sold expenses were 45.5% compared to 46.3% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three‑months ended March 31, 2014, is $39,287, compared to $47,744 for the same period in 2013. For the six‑month period ended March 31, 2014, compared to the same period in 2013, interest expense was $79,582 and $96,507, respectively. This expense reflects financing for the purchase of additional RV storage properties that closed escrow January 11, 2006, April 6, 2006, and March 5, 2008.

Income before provision for income tax for the three‑month period ended March 31, 2014, increased by $68,215, reflecting increased income in resort and retail operations compared to the previous year. For the six‑months ended March 31, 2014, income before provisions for income tax increased by $82,982, reflecting increased income from resort and retail operations and a decrease in interest expenses. Revenues during this period are directly attributed to and are consistent with seasonal occupancy of a tourist‑oriented business.

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

LIQUIDITY

The Company's current cash position as of March 31, 2014, is $2,412,441, which is 13.4% more than the same position in 2013.  This increase is primarily due to the Company’s increase in rental deposits and timing of capital expenditures.  The cash balance increased $306,602 from fiscal year ended September 30, 2013 due to operations expenses and tax payments. The present level of cash is being maintained in anticipation of large capital expenditures. Management is planning and implementing long‑term renovations to the Resort property, which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles and replacing restroom buildings.

Accounts payable and accrued liabilities decreased $50,875 below the same period last year and increased $8,878 since the 2013 fiscal year end, which reflects a timing of capital projects and accrued property taxes. All undisputed payables have been paid in full according to the Company's policy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a‑15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of March 31, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10‑K for the year ended September 30, 2013.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) promulgated by the SEC under the 1934 Act) during the six‑months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PISMO COAST VILLAGE, INC.

(Registrant)

Date:	May 14, 2014

Signature:	/s/ RONALD NUNLIST
Ronald Nunlist, President and Chairman of the Board

Date:	May 14, 2014

Signature:	/s/ WAYNE HARDESTY
Wayne Hardesty, V.P. - Finance/Chief Financial Officer
(principal financial officer and principal accounting officer)

Date:	May 14, 2014

Signature:	/s/ JAY JAMISON
Jay Jamison, General Manager/Chief Executive Officer
(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. (Company) as of March 31, 2014 and 2013 and the related statements of operations and retained earnings and cash flows for the three and six-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

May 12, 2014

PISMO COAST VILLAGE, INC.
BALANCE SHEETS
MARCH 31, 2014 AND 2013 AND SEPTEMBER 30, 2013

	March 31, 2014 (Unaudited)	September 30, 2013 (Audited)	March 31, 2013 (Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$2,412,441	$2,105,839	$2,127,293
Accounts receivable	15,202	27,385	16,114
Inventory	181,946	161,853	192,734
Current deferred taxes	81,400	82,800	74,700
Prepaid income taxes	126,100	-	122,800
Prepaid expenses	79,521	48,136	48,542
Total current assets	2,896,610	2,426,013	2,582,183

Pismo Coast Village Recreational Vehicle Resort and Related Assets – Net of accumulated depreciation	14,311,207	14,369,564	14,533,532

Other Assets	16,078	18,274	20,471
Total Assets	$17,223,895	$16,813,851	$17,136,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$195,838	$186,960	$246,713
Accrued salaries and vacation	66,398	214,361	65,258
Rental deposits	1,693,041	934,229	1,537,403
Income taxes payable	-	121,100	-
Current portion of long-term debt	208,024	202,811	172,403
Total current liabilities	2,163,301	1,659,461	2,021,777

Long-Term Liabilities
Long-term deferred taxes	877,700	893,900	811,700
N/P Donahue Trans	65,053	74,080	82,817
N/P Heritage Oaks Bank	2,851,839	2,948,768	3,560,163
Total Liabilities	5,957,893	5,576,209	6,476,457

Stockholders’ Equity
Common stock – no par value, 1,800 shares Issued, 1,783 and 1,787 shares outstanding at March 31, 2014 and 2013, respectively	5,594,369	5,606,919	5,606,919
Retained earnings	5,671,633	5,630,723	5,052,810
Total stockholders’ equity	11,266,002	11,237,642	10,659,729

Total Liabilities and Stockholders’ Equity	$17,223,895	$16,813,851	$17,136,186

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(UNAUDITED)
THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2014	2013	2014	2013
Income
Resort operations	$1,161,405	$1,071,070	$2,325,355	$2,149,942
Retail operations	263,950	233,166	528,324	450,599
Total income	1,425,355	1,304,236	2,853,679	2,600,541

Cost and Expenses
Operating expenses	1,006,228	966,632	2,111,451	1,968,892
Cost of goods sold	121,486	104,177	240,360	208,474
Depreciation and amortization	91,506	87,026	181,852	169,117
Total cost and expenses	1,219,220	1,157,835	2,533,663	2,346,483

Income from Operations	206,135	146,401	320,016	254,058

Other Income (Expense)
Interest and dividend income	988	964	2,026	1,927
Interest expense	(39,287)	(47,744)	(79,582)	(96,507)
Total other income (expense)	(38,299)	(46,780)	(77,556)	(94,580)

Income Before Provision for Income Tax	167,836	99,621	242,460	159,478

Income Tax Expense (benefit)	68,000	(60,700)	106,100	66,200

Net Income	$99,836	$160,321	136,360	93,278

Retained Earnings – Beginning of Period			5,630,723	4,959,532

Redemption of Stock			(95,450)	-

Retained Earnings – End of Period			$5,671,633	$5,052,810

Net Income Per Share	$55.99	$89.72	$76.31	$52.20

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED MARCH 31, 2014 AND 2013

	2014	2013
Cash Flows From Operating Activities
Net Income	$136,360	$93,278
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	$181,852	$169,117
Decrease in accounts receivable	12,183	4,433
Increase in inventory	(20,093)	(34,939)
(Increase) Decrease in current deferred taxes	1,400	(1,100)
Increase in prepaid income taxes	(126,100)	(19,000)
Increase in prepaid expenses	(31,385)	(8,366)
Decrease in other assets	2,196	2,195
Increase in accounts payable and accrued expenses	8,879	96,198
Decrease in accrued salaries and vacation	(147,963)	(118,064)
Increase in rental deposits	758,812	654,833
Income taxes payable	(121,100)	-
Increase (decrease) in deferred taxes	(16,200)	14,900
Total adjustments	502,481	760,207

Net cash provided by operating activities	638,841	853,485

Cash Flows Used in Investing Activities
Capital expenditures	(123,495)	(475,350)
Net cash used in investing activities	(123,495)	(475,350)

Cash Flows from Financing Activities
Redemption of Stock	(108,000)	-
Principal payments on notes payable	(100,744)	(83,777)
Net cash (used in) financing activities	(208,744)	(83,777)

Net increase in cash and cash equivalents	306,602	294,358

Cash and Cash Equivalents – Beginning of Period	2,105,839	1,832,935

Cash and Cash Equivalents – End of Period	$2,412,441	$2,127,293

Schedule of Payments of Interest and Taxes
Payments for interest	$79,582	$96,507
Payments for income tax	$247,000	$71,387

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (Unaudited) AND SEPTEMBER 30, 2013 (Audited)

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

Earnings (Loss) Per Share

The earnings (loss) per share for 2014 and 2013 are based on the 1,783 and 1,787 shares issued and outstanding.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments, including certificates of deposit with maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

At March 31, 2014, the Company had cash deposits in excess of the $250,000 federally insured limit with Heritage Oaks Bank of $528,147; however, in the past the Company has used Excess Deposit Insurance Bond which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. Heritage Oaks Bank is a member of CDARS, the Certificate of Deposit Account Registry Service.Large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issued CDs in amounts under $250,000, so that the entire investment is eligible for FDIC insurance.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 AND 2013 (Unaudited) AND SEPTEMBER 30, 2013 (Audited)

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

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of March 31, 2014, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the internal Revenue Service for fiscal years ending on or after September 30, 2010 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2009.

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

Advertising

The Company follows the policy of charging the costs of non-direct response advertising as incurred. Advertising expense was $13,966 and $21,362 for the six months ended March 31, 2014 and 2013, respectively. There was no advertising expense capitalized in prepaid expense.

Subsequent Events

Subsequent events have been evaluated May 12, 2014, which is the date the financial statements were available to be issued.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 AND 2013 (Unaudited) AND SEPTEMBER 30, 2013 (Audited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and does not believe the adoption of such pronouncements have an impact on the Company’s financial condition or results of their operations. Various accounting standards and interpretations were issued with effective dates subsequent to March 31, 2014. The Company has evaluated the recently issued accounting pronouncements that are effective in the current period and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows when adopted.

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At March 31, 2014, September 30, 2013, and March 31, 2013, property and equipment included the following:

	March 31, 2014	September 30, 2013	March 31, 2013
Land	$9,957,263	$9,957,263	$9,957,263
Building and resort improvements	10,691,168	10,691,168	10,730,285
Furniture, fixtures, equipment and leasehold improvements	500,931	476,623	463,486
Transportation equipment	480,881	459,718	457,989
Construction in progress	145,068	69,240	62,984
Property and Equipment, Gross	21,775,311	21,654,012	21,672,007
Less: accumulated depreciation	(7,464,104)	(7,284,448)	(7,138,475)
Total	$14,311,207	$14,369,564	$14,533,532

Depreciation expense for March 31, 2014 and 2013 were $179,656 and $166,921, respectively.

NOTE 3 - LINE OF CREDIT

The Company has a revolving line of credit with Heritage Oaks Bank for $500,000, Bank which expires March 23, 2015. There were no outstanding amounts on the line of credit as of March 31, 2014 and 2013 and September 30, 2013.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 AND 2013 (Unaudited) AND SEPTEMBER 30, 2013 (Audited)

NOTE 4 - NOTE PAYABLE

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande, California, with Heritage Oaks Bank. The loan was refinanced on April 6, 2006 and consolidated with a note for the purchase of another storage lot in Oceano, California. The total loan currently outstanding is $313,505 and was financed over a period of ten years at a variable interest rate currently at 5.00%. The lot in Oceano was formerly leased for $4,800 per month and was purchased for $925,000. The payments are currently $12,760 per month interest and principal. The Company also secured permanent financing on the purchase of another storage lot in Arroyo Grande with Heritage Oaks Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,728,594 and financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $26,211 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal. The Company secured a lease, which has been classified as a capital lease and included with notes payable. The capital lease is with Donahue Transportation Service Corp on a 2013 Hino Truck. The lease originated on May 10, 2012. The balance currently outstanding is $56,606 and is financed over a period of seven years at an interest rate of 4.751%. The payments are currently $1,046 per month interest and principal.

At March 31, 2014, future minimum payments are as follows:

For the Periods Ending March 31,
2014	$208,024
2015	218,566
2016	101,250
2017	69,295
2018	2,527,781
Thereafter	-
Total	$3,124,916

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 AND 2013 (Unaudited) AND SEPTEMBER 30, 2013 (Audited)

NOTE 6 - INCOME TAXES

The provision for income taxes is as follows:

	March 31, 2014	March 31, 2013

Income tax expense	$106,100	$66,200

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of federal tax benefit, and nondeductible variable costs of shareholder usage.

NOTE 7 - OPERATING LEASES

The Company leases a lot in Oceano, California, to use as storage lot at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

At March 31, 2014, future minimum lease payments to lease equipment are as follows:

For the Period Ended March 31,
2015	$4,965
2016	4,965
2017	4,965
2018	-
2019	-
Thereafter	-
Total	$14,895

Rent expense under these agreements was $17,990 and $41,837 for the six-month period ended March 31, 2014 and 2013, respectively.

NOTE 8 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.Employer contributions are discretionary and are determined on an annual basis.The Company’s matching portion of the 401(k) safe harbor plan was $27,282 for the six months ended March 31, 2014. The contribution to the pension plan for the six months ended March 31, 2013 was $25,724.