Form 10-Q
period 2014-06-30
PISMO COAST VILLAGE INC
filed 2014-08-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total site occupancy is up 5.0% compared to this time last year due to good weather conditions and a high Spring occupancy.  Occupancy projections look equal to last year throughout the remainder of the fiscal year. Revenues from ancillary operations such as the store, arcade, laundromat, and bike rental are slightly improved year-to-date, and management feels this is directly related to the economy, and this trend will continue throughout the remainder of the fiscal year.

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

Income from resort operations for the three‑month period ended June 30, 2014, increased $157,960, or 10.7%, above the same period in 2013. Resort Income for the nine months ended June 30, 2014, increased $333,373, or 9.2%, above the same period ended June 30, 2013. This increase in the quarter ending June 30, 2014, is due primarily to a $89,751, or 8.3%, increase in paid site revenue, reflecting a 2.6% increase in paid site occupancy, and a site rental rate increase effective January 1, 2014. The quarterly increase also reflects a 17.4%, or $60,053, increase in the Company’s RV storage program due to new storage customers and increased towing activity. The increase in Resort Operations Income for the nine-month period reflects increases in site rental of $162,256, or 6.3%, and $156,964, or 16.3%, in storage activity for the reasons mentioned above. Management feels these increases in revenue reflect ongoing loyalty from return customers that appreciate the Resort’s location and commitment to quality guest services.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from Retail Operations, for the three-month period ending June 30, 2014, increased $27,631, or 8.3%, above the same period in 2013. This increase reflects a $23,493, or 11.9%, increase in the General Store.  The RV Service revenue increased by $4,138, or 3.1%, over the previous year. Income from Retail Operations for the nine-month period ending June 30, 2014, increased by $105,356, or 13.5%, above the same period ended June 30, 2013. This reflects a $65,307, or 18.5%, increase in RV Service income and a $40,051, or 9.3%, increase in General Store income. Management feels this increase in revenue from retail operations reflects current emphasis on logo apparel, and customers’ capability and willingness to spend more money on the resort.  The increase in RV Service reflects staff efforts to up-sell service items such as wash and waxes, and roof repair. The Company anticipates similar activity in both income from resort operations and retail operations through the remainder of fiscal year 2014.

Operating expenses for the quarter ended June 30, 2014, increased $88,681 or 8.8%, from the same period in 2013. This increase in expense is primarily a result of labor and labor related expenses, worker’s compensation insurance, liability insurance, electricity, and water/sewer. Operating expenses for the nine-month period ended June 30, 2014, increased $231,240, or 7.8%, from the same period in 2013. This increase is primarily due to labor and labor related expenses, workers’ compensation, pool service, RV corporate property tax, storage lot security, accounting, liability insurance, water/sewer, and electricity. Also, reflected in this nine-month increase is savings of $23,767 due to the termination of a storage property lease, and the reduction of interest on Company notes payable of $23,196.

Cost of Goods Sold for 2014 are within projected levels at 44.6% of retail sales for the quarter and 45.1% year-to-date. Cost of Goods Sold for 2013 was 45.1% and 45.8%, respectively.

Interest Expense for the three‑month and nine-month periods ended June 30, 2014, is $39,484 and $119,066, respectively, compared to $46,429 and $142,936 the previous year. This decrease in interest expense reflects the current interest rate, and the Company’s decision to make an accelerated payment of $400,000 towards the notes.

Net Income for the quarter ending June 30, 2014, increased by $58,106, or 20.7%, compared with the same period ending June 30, 2013. This quarterly increase in Net Income is primarily due to increased resort and retail operations income.  Net Income for the nine-months ending June 30, 2014, increased by $101,188, or 27.1%, compared with the same period ending June 30, 2013. This increase in Net Income is a result of an increase in resort and retail operations income, and a decrease in interest expense. The last quarter of 2014 is expected to provide adequate resources for continuing business and provide for planned capital expenditures.

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

LIQUIDITY

The Company planned capital expenditures of approximately $550,000 in fiscal year 2014 to further enhance the resort facilities and services. These projects include replacement of a restroom, playground upgrade, road paving, and replacement of the security patrol vehicle. Funding for these projects was, as expected, from normal operating cash flows. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

The Company's current cash position, as of June 30, 2014, is $2,199,201, which is 4.4% more than the position on September 30, 2013. This increase in cash on hand reflects the current year to date increase in income of $438,729, and a $400,000 principal payment towards the Company’s notes payable.  The present level of cash is being maintained in anticipation of large capital expenditures in the upcoming fiscal year.

Capital projects are designed to enhance the marketability of the camping sites and enhance support facilities. Recognizing the age of the Resort and increased demands resulting from modern recreational vehicles, the Board has directed management to provide plans to update and improve accommodations of the Resort.

Accounts Receivable for the period ending June 30, 2014 decreased $3,645 below June 30, 2013, and reflects efforts by staff to collect overdue accounts.

Accounts Payable and accrued liabilities decreased $15,570 to an amount of $151,771 for June 30, 2014, compared to the same period ending 2013. This decrease was primarily due to timing of payment of monthly liabilities. All undisputed payables have been paid in full according to the Company's policy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a‑15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10‑K for the year ended September 30, 2013.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) promulgated by the SEC under the 1934 Act) during the nine‑months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PISMO COAST VILLAGE, INC.

(Registrant)

Date:	August 12, 2014

Signature:	/s/ RONALD NUNLIST
Ronald Nunlist, President and Chairman of the Board

Date:	August 12, 2014

Signature:	/s/ WAYNE HARDESTY
Wayne Hardesty, V.P. - Finance/Chief Financial Officer
(principal financial officer and principal accounting officer)

Date:	August 12, 2014

Signature:	/s/ JAY JAMISON
Jay Jamison, General Manager/Chief Executive Officer
(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. (Company) as of June 30, 2014 and 2013, and the related statements of income and retained earnings and cash flows for the three and nine-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of September 30, 2013, and the related statements of income and retained earnings, and cash flow for the year then ended, and in our report dated November 12, 2013, we expressed an unmodified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2013, is fairly stated, in all material respects.

                                                                  BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

August 12, 2014

PISMO COAST VILLAGE, INC. BALANCE SHEETS JUNE 30, 2014 AND 2013 AND SEPTEMBER 30, 2013
	June 30 2014 (Unaudited)	September 30, 2013 (Audited)	June 30, 2013 (Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$2,199,201	$2,105,839	$2,340,251
Accounts receivable	15,503	27,385	19,148
Inventory	202,820	161,853	187,021
Current deferred income taxes	77,700	82,800	70,800
Prepaid income taxes	-	-	4,900
Prepaid expenses	67,443	48,136	5,475
Total current assets	2,562,667	2,426,013	2,627,595

Pismo Coast Village Recreational Vehicle Resort and Related Assets –
Net of accumulated depreciation	14,464,039	14,369,564	14,463,341

Other Assets	14,980	18,274	19,372
Total Assets	$17,041,686	$16,813,851	$17,110,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$151,771	$186,960	$167,341
Accrued salaries and vacation	73,533	214,361	68,091
Rental deposits	1,592,587	934,229	1,494,545
Income taxes payable	93,600	121,100	-
Current portion of notes payable	73,506	202,811	184,986
Total current liabilities	1,984,997	1,659,461	1,914,963

Long-Term Liabilities
Long-term deferred income taxes	838,700	893,900	868,500
Note payable Donahue Transportation, net of current portion	60,434	74,080	78,481
Note payable Heritage Oaks Bank, net of current portion	2,553,017	2,948,768	3,308,205
Total Liabilities	5,437,148	5,576,209	6,170,149

Stockholders’ Equity
Common stock – no par value, 1,800 shares Issued, 1,783 and 1,787 shares outstanding at June 30, 2014 and 2013, respectively	5,594,369	5,606,919	5,606,919
Retained earnings	6,010,169	5,630,723	5,333,240
Total stockholders’ equity	11,604,538	11,237,642	10,940,159

Total Liabilities and Stockholders’ Equity	$17,041,686	$16,813,851	$17,110,308

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED) THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013
	Three Months Ended June 30,		Nine Months Ended June 30,

	2014	2013	2014	2013
Income
Resort operations	$1,634,749	$1,476,789	$3,960,104	$3,626,731
Retail operations	358,639	331,008	886,963	781,607
Total income	1,993,388	1,807,797	4,847,067	4,408,338

Cost and Expenses
Operating expenses	1,100,348	1,011,667	3,211,799	2,980,559
Cost of goods sold	159,904	149,285	400,264	357,759
Depreciation and amortization	91,215	87,368	273,067	256,485
Total cost and expenses	1,351,467	1,248,320	3,885,130	3,594,803

Income from Operations	641,921	559,477	961,937	813,535

Other Income (Expense)
Interest and dividend income	499	982	2,525	2,909
Interest expense	(39,484)	(46,429)	(119,066)	(142,936)
Total other (expense)	(38,985)	(45,447)	(116,541)	(140,027)

Net Income Before Provision for Income Tax	602,936	514,030	845,396	673,508

Provision for Income Tax Expense	264,400	233,600	370,500	299,800

Net Income	$338,536	$280,430	474,896	373,708

Retained Earnings – Beginning of Period			5,630,723	4,959,532

Redemption of Stock			(95,450)

Retained Earnings – End of Period			$6,010,169	$5,333,240

Net Income Per Share	$189.87	$156.93	$266.35	$209.13

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (UNAUDITED) NINE MONTHS ENDED JUNE 30, 2014 AND 2013
	2014		2013
Cash Flows From Operating Activities
Net Income		$474,896		$373,708
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	$273,067		$256,485
Changes in operating assets and liabilities
Decrease in accounts receivable	11,882		1,399
Increase in inventory	(40,967)		(29,226)
Decrease (Increase) in current deferred income taxes	5,100		2,800
Decrease (Increase) in prepaid income taxes	-		98,900
(Increase) Decrease in prepaid expenses	(19,307)		34,701
Decrease (Increase) in accounts payable and accrued expenses	(35,189)		16,825
Decrease in accrued salaries and vacation	(140,828)		(115,231)
Increase in rental deposits	658,358		611,975
Income taxes payable	(27,500)		-
Increase (decrease) in long term deferred income taxes	(55,200)		71,700
Total adjustments		629,416		950,328

Net cash provided by operating activities		1,104,312		1,324,036

Cash Flows Used in Investing Activities
Capital expenditures	(364,248)		(489,235)
Net cash used in investing activities		(364,248)		(489,235)

Cash Flows from Financing Activities
Redemption of Stock	(108,000)		-
Principal payments on notes payable	(538,702)		(327,485)
Net cash (used in) financing activities		(646,702)		(327,485)

Net increase (decrease) in cash and cash equivalents		93,362		507,316

Cash and Cash Equivalents – Beginning of Period		2,105,839		1,832,935

Cash and Cash Equivalents – End of Period		$2,199,201		$2,340,251

Schedule of Payments of Interest and Taxes
Cash paid for interest during the period		$119,066		$142,936
Cash paid for income taxes during the period		$327,000		$126,387

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (Unaudited) AND SEPTEMBER 30, 2013 (Audited)

NOTE 1 – NATURE OF BUSINESS

Nature of Business

Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND 2013 (Unaudited) AND SEPTEMBER 30, 2013 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic 740. ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of June 30, 2014, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. The Company’s policy is to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. Interest or penalties associated with income taxes have been included in this provision for income taxes. The Company does not expect any material changes through June 30, 2015.  Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2010 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2009.

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $25,520 and $28,812 for the nine months ended June 30, 2014 and 2013, respectively. There was no advertising expense capitalized in prepaid expense.

Concentrations of Credit Risk:

At June 30, 2014, the Company had cash deposits in excess of the $250,000 federally insured limit with Heritage Oaks Bank of $455,800; however, in the past the Company has used an Excess Deposit Insurance Bond, which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. Heritage Oaks Bank is a member of CDARS, the Certificate of Deposit Account Registry Service. Large deposits are divided into smaller amounts and placed with other FDIC insured banks, which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire investment is eligible for FDIC insurance.

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and does not believe the adoption of such pronouncements have an impact on the Company’s financial condition or results of their operations. Various accounting standards and interpretations were issued with effective dates subsequent to June 30, 2014. The Company has evaluated the recently issued accounting pronouncements that are effective in the current period and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows when adopted.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND 2013 (Unaudited) AND SEPTEMBER 30, 2012 (Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

Events subsequent to June 30, 2014 have been evaluated through August 12, 2014, which is the date the financial statements were available to be issued.

NOTE 3 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At June 30, 2014, September 30, 2013 and June 30, 2013, property and equipment included the following:

	June 30, 2014	September 30, 2013	June 30, 2013

Land	$9,957,263	$9,957,263	$9,957,263
Building and resort improvements	10,691,168	10,691,168	10,731,575
Furniture, fixtures, equipment and leasehold improvements	515,487	476,623	470,894
Transportation equipment	480,881	459,718	459,718
Construction in progress	373,460	69,240	68,636
	22,018,259	21,654,012	21,688,086
Less: accumulated depreciation	(7,554,220)	(7,284,448)	(7,224,745)
	$14,464,039	$14,369,564	$14,463,341

Depreciation expense for June 30, 2014 and 2013 were $269,773 and $253,191, respectively.

NOTE 4- LINE OF CREDIT

The Company has a revolving line of credit with Heritage Oaks Bank for $500,000, expiring March 23, 2015. There is no outstanding amount for the line of credit at June 30, 2014, September 30, 2013 and June 30, 2013.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND 2013 (Unaudited) AND SEPTEMBER 30, 2013 (Audited)

NOTE 5- NOTES PAYABLE

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande, California, with Heritage Oaks Bank. The loan was originated on May 8, 2008. The total loan currently outstanding is $2,608,476 and was financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal.  The Company secured a note payable with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $24,351 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal. The Company secured a lease which has been classified as a capital lease and included with notes payable. The capital lease is with Donahue Transportation Services Corp on a 2013 Hino Truck. The lease originated on May 10, 2012. The total balance currently outstanding is $54,130 and is financed over a period of seven years at an interest rate of 4.751%. The payments are currently $1,046 per month interest and principal.

At June 30, 2014, minimum payments are as follows:

For the Year Ending June 30,
2015	$73,506
2016	77,605
2017	80,917
2018	2,443,569
2019	11,360
Thereafter	-
Total	$2,686,957

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND 2013 (Unaudited) AND SEPTEMBER 30, 2012 (Audited)

NOTE 7 - INCOME TAXES

The provision for income taxes is as follows:

	June 30, 2014	June 30, 2013

Income tax expense	$370,500	$299,800

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of federal tax benefit and nondeductible variable costs of shareholder usage.

NOTE 8- OPERATING LEASES

The Company leases a lot in Oceano, California, to use as storage lot, at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

At June 30, 2014, future minimum lease payments under these leases were as follows:

For the Year Ended June 30,
2015	$4,965
2016	4,965
2017	3,724
2018	-
2019	-
Total	$13,654

Rent expense under these agreements were $26,984 and $50,751 for the nine-month period ended June 30, 2014 and 2013, respectively.

NOTE 9 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $39,882 and $36,862 for the nine months ended June 30, 2014 and 2013, respectively.