Form 10-K
period 2014-09-30
PISMO COAST VILLAGE INC
filed 2014-12-09
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

[  ] Large accelerated filer                                        [  ] Accelerated filer

               [  ] Non-accelerated filer                                          [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES [  ]            NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.        $50,692,000

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES [  ]          NO [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.           1,783

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2015 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 17, 2015, are incorporated by reference into Part III.

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

COMPETITION

The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities, which include 54 Channels of Satellite TV, high-speed wireless Internet service throughout the property, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service, which includes RV storage and RV repair and service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In November 2007, Pismo Coast Village RV Resort was awarded the designation of 2007/2008 RV Park of the Year, Large Park Category, by the National Association of RV Parks and Campgrounds (ARVC), which has a membership of more than 3,900 properties. Pismo Coast Village RV Resort also received national Park of the Year honors in 1999, 1997, and 1995. In fiscal year 2004, Pismo Coast Village RV Resort was awarded the designation of RV Park of the Year - Mega Park Category 2004 by the California Travel Parks Association (CTPA), now known as the California Association of RV Parks and Campgrounds (CalARVC). These factors allow the Resort to price its site rental fees above most of its competition based on perceived value received.

Competition for the tourist market is strong between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's Internet web page and social media to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $48,874 for fiscal year 2014, which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

EMPLOYEES

As of September 30, 2014, the Company employed approximately 62 people with 29 of these on a part-time basis and 33 on a full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 53 employees to 67 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION

The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing operational expenses and conducting a local comparative rate study, the Board voted to increase the base rate for RV storage $5 per month effective January 1, 2015. The Board also voted to increase the Summer Prime time rate $2 per night and all other nightly rates $1 per night effective January 1, 2015. It is anticipated the proposed rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

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

In 1980, the Company purchased a 2.1-acre parcel of real property located at 2250 22nd Street, Oceano, California, at a price of $66,564. The property is being used by the Company as a storage facility for recreational vehicles. On October 20, 2014, the Company entered into a long-term lease with Verizon Wireless for the installation of a cell tower. The lease term is for five (5) years with up to four (4) additional five (5) year terms unless lessee terminates the lease at the end of then current term. The storage capacity of this lot is approximately 121 units.

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

Funding for these acquisitions was obtained through a local lending institution with a balance owed as of September 30, 2014, of $2,395,036.

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

Associated with the previously mentioned property, and included within the fenced storage perimeter, is the lease of a ten-foot by 960-foot section belonging to Union Pacific Railroad. This lease also allows for the Company's fence to encroach upon the lessor's property. This annual lease is currently $6,000, with a 3% automatic annual increase.

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

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 per month for the second year, and continuing years are tied to the "CPI" index. During fiscal year 2014, lease payments were made in the amount of $36,123. Current rent payments are $3046 and may be impacted in the future by the flood district assessment.

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

4.   VERIZON WIRELESS

The Company entered into a lease with GTE Mobilnet of Santa Barbara Limited Partnership, d/b/a Verizon Wireless, for a 42-foot by 37-foot portion of the RV storage lot located at 2180 Arriba Place, Arroyo Grande, California, for the construction and operation of a cell tower communications facility. The term of the lease is for five years commencing on January 21, 2013, and ending on January 20, 2018. Continued renewal is expected without significant impact. The Lessee, upon the annual anniversary date of the agreement, may terminate provided that three (3) months prior notice is given to Lessor.

On October 20, 2014 the Company entered into a second lease with GTE Mobilnet of Santa Barbara Limited Partnership, d/b/a Verizon Wireless, for a 40-foot by 40-foot portion of the RV storage lot located at 2250 22nd Street, Oceano, California, for the construction and operation of a cell tower communications facility. The term of the lease is for five years commencing on October 20, 2014, and ending on October 19, 2019. Continued renewal is expected without significant impact. The Lessee, upon the annual anniversary date of the agreement, may terminate provided that three (3) months prior notice is given to Lessor.

5.     ROCK AND ROLL DINER OF OCEANO INC. d/b/a PISMO COAST VILLAGE GRILL

The Company entered into a lease with Mr. Marios Pouyioukkas, owner/operator or Rock and Roll Diner of Oceano Inc., for the lease of a 708-square foot space at the Resort from which the concessionaire operates the restaurant facilities as an independent food service operation. The term of the initial lease was for two years commencing November 1, 2012 and ending December 31, 2013. The lease was renewed January 1, 2014 for a three-year period, and the current lease will expire December 31, 2016. Continued renewal is expected without significant impact. Termination or cancellation may be made by either Lessor or Lessee by giving the other party thirty (30) days written notice.

ITEM 3.       LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 4.       (REMOVED AND RESERVED).

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES.

a.   MARKET INFORMATION

There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company shares as Pismo Coast Investments. The last transaction the Company is aware of occurred August 26, 2014, at a price of $29,000 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

b.   HOLDERS

The approximate number of holders of the Company's common stock on September 30, 2014, was 1,531.

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

f.    COMPANY PURCHASES OF EQUITY SECURITIES

The Company redeemed four shares from two shareholders in December 2013 for $27,000 each. At this time the stock has not been retired.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies. See Management’s Discussion and Analysis.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses the Company's financial condition as of September 30, 2014, compared with September 30, 2013. The discussion should be read in conjunction with the audited consolidated financial statement and the related notes to the financial statement and the other financial information included elsewhere in this Form 10-K.

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

The Company has been fortunate not to have significant impact due to the recent economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Site occupancy for fiscal year 2014 was up 3.8% due to good weather and the improving economy. Revenues from ancillary operations such as the General Store, RV service, laundromat, arcade, and bike rental, are up 6.5-13% at year-end.

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

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007 - 2008. In addition, in 2008 the resort was the only industry rated "A" park in California for customer satisfaction based on Internet visitor surveys collected nationally by Guest Reviews. The resort also received the Guest Reviews “A” rated park recognition for the years 2011, 2012, 2013, and 2014.

The Company's commitment to quality, value, and enjoyment is underscored by the business's success due to word of mouth and referrals from guests. In addition, investment for online marketing, ads in the two leading national directories, and trade magazine advertising formulates most of the business-marketing plan.

CURRENT OPERATING PLANS

The Board of Directors continues its previously established policy by adopting a stringent conservative budget for fiscal year 2015, which projects a positive cash flow of approximately $1,430,181 from operations. This projection is based on paid site occupancy remaining even with fiscal year 2014 and receiving new storage customers at a moderate rate. The 2015 budget plan also includes a $2 per night site rental rate increase for Prime Time nights and a $1 per night increase for all other nightly rates effective January 1, 2015. The RV storage base rate has also been increased by $5 per month effective January 1, 2015. While the Company projects a positive cash flow, this cannot be assured for fiscal year 2015.

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

Net cash provided by operating activities totaled $1.4 million in 2014, consistent with the 2013 fiscal year.

During fiscal year 2014, capital investment of $696,811 was made that included replacement of Restroom #2, road paving, new security vehicle, and replacement of a playground. These projects were completed on time and within budget. During fiscal year 2013, capital expenditures of $499,957 were made that included renovating 50 campsites, adding four high definition channels to the resort’s television system, replacing the control panel for sewer system, playground repair, new cabinets in the Clubhouse, and a new server. As of September 30, 2014, the Company carried a debt of $2,395,036 as a result of acquiring the three RV storage properties.

With the possibility of requiring additional funds for planned capital improvements and the winter season, the Company maintains a $500,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal year 2014's current ratio (current assets to current liabilities) of 1.30 decreased from fiscal year 2013's current ratio of 1.46. The decrease in current ratio is the result of cash being used for capital improvements and payments on long-term debt.

Working Capital decreased to $548,486 at the end of fiscal year 2014, compared with $766,552 at the end of fiscal year 2013. This decrease is primarily a result of cash being used for capital improvements and payment on long-term debt.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures up to $500,000 in fiscal year 2015 to further enhance the Resort facilities and services. This would include demolition and replacement of the fence along Highway 1 in front of the resort, road paving, security systems for RV storage lots, 32 foot by 50 foot metal building for RV service, General Store walk-in cooler upgrade and new ice machine, and new website. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR-TO-YEAR COMPARISON

Revenue: Operating revenue, interest and other income increased above the prior fiscal year ended September 30, 2013, by $562,103, or 8.57%.

REVENUE BY SEGMENT

	2014	2013
OCCUPANCY
% of Shareholder Site Use	23.6%	23.1%
% of Paid Site Rental	54.8%	52.4%
% Total Site Occupancy	78.5%	75.6%
% of Storage Rental	98.0%	85.0%
Average Paid Site	$51.71	$51.01

RESORT OPERATIONS
Site Rental	$4,138,859	$3,908,048
Storage Operations	1,538,894	1,330,456
Support Operations	177,568	162,466
Total	5,855,321	5,400,970

RETAIL OPERATIONS
Store	704,982	662,157
RV Repair/Parts Store	558,719	494,172
Total	1,263,701	1,156,329

INTEREST INCOME	4,281	3,901

TOTAL REVENUE	$7,123,303	$6,561,200

Occupancy rates on the previous table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, laundromat, recreational activities, and other less significant sources.

2014 COMPARED WITH 2013

Resort operations income increased $454,351, or 8.4%, primarily due to a $230,811, or 5.9%, increase in site rental revenue. This increase reflects a 4.4% increase in paid site occupancy and rate increases effective January 1, 2014. RV storage and spotting activity increased $208,438, or 15.6%, above the previous year. This increase in storage activity was primarily due to new storage customers and trailer spotting activity.

Retail operations income increased $107,372, or 9.3%, due to a $42,825, or 6.4%, increase in the General Store operation and a $64,547, or 13.0%, increase in the RV Service department. This increase is attributed to the increase in total site occupancy and overall improvement in the economy. In an effort to maximize revenue, management continues to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service. In addition, management has actively promoted the RV service and retail operation locally compared to previous years.

Interest/Dividend Income increased $380, or 9.7%, above the previous year. Loss on Disposal of Assets increased $16,225, or 118%, above the previous year due to writing off of assets that had been disposed of or no longer in service to the Company. In addition, Interest Expense decreased $29,013, or 15.5%, due to accelerating the payments and interest adjustments on financing the RV storage properties.

Operating Expenses increased $348,719, or 8.1%, as a result of labor and labor related expenses, workers’ compensation, business insurance, credit card processing, RV storage lot maintenance, resort repairs and maintenance, contributions, and utilities, specifically water, sewer, and electricity.

Maintaining a conservative approach, most expense items were managed well below plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Income before provision for income taxes of $1,344,886, a 12.6% increase above last year, is reflective of increased income from operations, and, decreased interest expense in 2014.

Net income of $749,086 for fiscal year 2014 shows an increase of $77,895, or 11.6%, above a net income of $671,191 in 2013. This increase in net income is a reflection of increased resort and retail income, and a decrease in interest expense.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Pismo Coast Village, Inc.

Pismo Beach, California

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (a California corporation) as of September 30, 2014 and 2013, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                  BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 7, 2014

PISMO COAST VILLAGE, INC. BALANCE SHEETS SEPTEMBER 30, 2014 AND 2013

	2014	2013
ASSETS

Current Assets
Cash and cash equivalents	$2,029,094	$2,105,839
Accounts receivable	17,990	27,385
Inventory	177,409	161,853
Current deferred taxes	92,600	82,800
Prepaid expenses	53,021	48,136
Total current assets	2,370,114	2,426,013

Pismo Coast Village Recreational Vehicle Resort and Related Assets – Net	14,657,454	14,369,564
Other Assets	8,347	18,274
Total Assets	$17,035,915	$16,813,851

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$203,915	$186,960
Accrued salaries and vacation	245,106	214,361
Rental deposits	1,133,015	934,229
Income taxes payable	139,100	121,100
Current portion of long-term debt	100,492	202,811
Total current liabilities	1,821,628	1,659,461

Long-Term Liabilities
Long-term deferred taxes	918,400	893,900
N/P Donahue Transportation Service	55,740	74,080
N/P RLC Funding	38,994	-
N/P Heritage Oaks Bank	2,322,425	2,948,768
Total Liabilities	5,157,187	5,576,209

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued, 1,783 and 1,787 shares outstanding at September 30, 2014 and 2013, respectively	5,594,369	5,606,919
Retained earnings	6,284,359	5,630,723
Total shareholders’ equity	11,878,728	11,237,642

Total Liabilities and Shareholders’ Equity	$17,035,915	$16,813,851

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME AND RETAINED EARNINGS YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013
Income
Resort operations	$5,855,321	$5,400,970
Retail operations	1,263,701	1,156,329
Total income	7,119,022	6,557,299

Costs and Expenses
Operating expenses	4,647,072	4,298,353
Cost of goods sold	564,374	523,699
Depreciation and amortization	378,932	343,930
Total costs and expenses	5,590,378	5,165,982

Income from operations	1,528,644	1,391,317

Other Income (Expense)
Interest/dividend income	4,281	3,901
Interest expense	(158,050)	(187,063)
Loss on disposal of assets	(29,989)	(13,764)
Total other income (expense)	(183,758)	(196,926)

Income Before Provision for Income Taxes	1,344,886	1,194,391

Income Tax Expense	595,800	523,200

Net Income	749,086	671,191

Retained Earnings – Beginning of Year	5,630,723	4,959,532

Redemption of stock	(95,450)	-

Retained Earnings – End of Year	$6,284,359	$5,630,723

Net Income Per Share	$420.13	$375.60

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013
Cash Flows From Operating Activities
Net income	$749,086	$671,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	378,932	343,930
Decrease in deferred income tax	14,700	87,900
Loss on disposal of fixed assets	29,989	13,764
(Increase) Decrease in accounts receivable	9,395	(6,838)
(Increase) in inventory	(15,556)	(4,058)
(Increase) in prepaid expenses	(4,885)	(7,960)
Decrease in prepaid income taxes	-	103,800
Decrease in other assets	9,927	4,392
Increase in accounts payable and accrued liabilities	16,955	36,444
Increase in accrued salaries and vacation	30,745	31,039
Increase in rental deposits	198,786	51,659
Increase in income taxes payable	18,000	121,100
Total adjustments	686,988	775,172

Net cash provided by operating activities	1,436,074	1,446,363

Cash Flows From Investing Activities
Capital expenditures	(696,811)	(499,957)
Net cash used in investing activities	(696,811)	(499,957)

Cash Flows from Financing Activities
Redemption of stock	(108,000)	-
Principal payments of notes payable	(708,008)	(673,502)
Net cash used in financing activities	(816,008)	(673,502)
Net increase (Decrease) in cash and cash equivalents	(76,745)	272,904

Cash and Cash Equivalents – Beginning of Year	2,105,839	1,832,935

Cash and Cash Equivalents – End of Year	$2,029,094	$2,105,839
Schedule of Payments of Interest and Taxes
Cash paid for income tax	$442,000	$281,255
Cash paid for interest	$158,050	$212,300

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

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

Earnings Per Share

The earnings per share are based on the 1,783 and 1,787 shares issued and outstanding at September 30, 2014 and 2013, respectively. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 2- Summary of Significant Accounting Policies (Continued)

Advertising

The Company follows the policy of charging the costs of non-direct response advertising to expense as incurred. Advertising expense was $48,874 and $50,511 for the years ended September 30, 2014 and 2013, respectively.

Concentration of Credit Risk

At September 30, 2014, the Company had cash deposits in excess of the $250,000 federally insured limit with Heritage Oaks Bank of $190,386; however, in the past the Company has used an Excess Deposit Insurance Bond, which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. Heritage Oaks Bank is a member of the Certificate of Deposit Account Registry Service (CDARS). Large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire investment is eligible for FDIC insurance.

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and does not believe the adoption of such pronouncements have an impact on the Company’s financial condition or results of their operations. Various accounting standard updates were issued with effective dates subsequent to September 30, 2014 and 2013. The Company has evaluated the recently issued accounting pronouncements that are effective in the current period and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows when adopted.

Subsequent Events

Subsequent events have been evaluated through November 7, 2014, which is the date the financial statements were available to be issued.

NOTE 3 – Pismo Coast Village Recreational Vehicle Resort and Related Assets

At September 30, 2014 and 2013, property and equipment included the following:

	2014	2013
Land	$9,957,263	$9,957,263
Building and park improvements	11,073,714	10,691,168
Furniture, fixtures, equipment and leasehold improvements	534,546	476,623
Transportation equipment	484,607	459,718
Construction in progress	102,346	69,240
	22,152,476	21,654,012
Less: accumulated depreciation	(7,495,022)	(7,284,448)
	$14,657,454	$14,369,564

Depreciation expense for the years ended September 30, 2014 and 2013 was $378,932 and $343,930, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 4 – Line of Credit

The Company has a revolving line of credit with Heritage Oaks Bank for $500,000, expiring March 23, 2015. There were no outstanding amounts as of September 30, 2014 or 2013.

NOTE 5 – Notes Payable

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande, California, with Heritage Oaks Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,395,036, and was financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principle. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $22,451 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal. The Company secured a lease which has been classified as a capital lease and included with notes payable. The capital lease is with Donahue Transportation Service Corp on a 2013 Hino Truck. The lease originated on May 10, 2012. The total balance currently outstanding is $51,624 and is financed over a period of seven years at an interest rate of 4.751%. The payments are currently $1,046 per month interest and principal. The Company secured a lease which has been classified as a capital lease and included with notes payable. The capital lease is with RLC Funding on a security system for Lot-K. The lease originated on November 8, 2013. The total balance currently outstanding is $48,540 and is financed over a period of five years at an interest rate of 13.537%. The payments are currently $1,294.93 per month interest and principal.

Principal payments of the note payable are as follows:

Year Ending September 30,
2015	$100,492
2016	100,621
2017	103,665
2018	2,204,386
2019	8,487
Thereafter	-
$2,517,651

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

During the year ended September 30, 2014, the Company repurchased 4 shares of stock for a total of $108,000 in cash. The repurchase was recorded as a decrease in Common Stock of $12,550 equal to the original sale price of the shares and a reduction of the remaining $95,450 was recorded in retained earnings.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 7 – Income Taxes

The provision for income taxes is as follows:

	2014	2013
Current:
Federal	$450,000	$319,100
State	131,100	116,200
	581,100	435,300

Deferred:
Federal	13,100	87,500
State	1,600	400
	$595,800	$523,200

The deferred tax assets (liabilities) are comprised of the following:

	2014		2013
	Current	Long-Term	Current	Long-term
Deferred tax assets:
Federal	$86,100	$-	$77,200	$-
State	6,500	-	5,600	-
Deferred tax liabilities
Federal	-	(862,900)	-	(840,900)
State	-	(55,500)	-	(53,000)
	$92,600	$(918,400)	$82,800	$(893,900)

The deferred tax assets (liabilities) consist of the following temporary differences:

	2014	2013
Depreciation	$(918,400)	$(893,900)
Total gross deferred tax liabilities	(918,400)	(893,900)
Vacation accrual	31,400	27,200
Federal benefit of state taxes	61,200	55,600
Total gross deferred tax assets	92,600	82,800
	$(825,800)	$(811,100)

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 7 – Income Taxes (continued)

The effective income tax rate varies from the statutory federal income tax rate as follows:

	2014	2013
Statutory federal income tax rate	34.0%	34.0%
Increase (decrease):
State income taxes, net of federal benefit	5.8%	5.8%
Nondeductible variable costs of shareholder usage	4.7%	5.1%
Other miscellaneous adjustments	(0.2)%	(1.1)%
Effective Income Tax Rate	44.3%	43.8%

The Company uses the asset-liability method of computing deferred taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 (previously Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”). The difference between the effective tax rate and statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

ASC Topic 740 requires, among other things, the recognition and measurement of tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of September 30, 2014, the Company did not maintain any tax positions that did not meet the “more likely than not” threshold and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Income and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns generally remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2011 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2010.

NOTE 8 – Operating Leases

The Company leases a second lot in Oceano, California, and is leased at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

Future minimum lease payments under the first property lease and the obligation to lease equipment are as follows:

Year Ended September 30,
2015	$4,965
2016	4,965
$9,930

Rent expense under these agreements was $42,123 and $61,646 for the years ended September 30, 2014 and 2013, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 9 – Employee Retirement Plans

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan, for the years ended September 30, 2014 and 2013, is $53,275 and $48,968, respectively.

NOTE 10 – Operating Expenses

Operating expenses for the years ended September 30, 2014 and 2013, consisted of the following:

	2014	2013
Administrative salaries	$465,552	$434,709
Advertising and promotion	48,874	50,511
Auto and truck expense	140,295	131,162
Bad debts	13	175
Contract services	69,111	72,694
Corporation expense	49,163	49,848
Custodial supplies	32,299	30,122
Direct labor	1,523,031	1,437,279
Employee travel and training	20,339	32,131
Equipment lease	5,415	5,098
Insurance	659,110	568,028
Miscellaneous	79,773	59,395
Office supplies and expense	52,167	46,951
Payroll tax expense	168,545	157,718
Payroll service	35,691	35,277
Pension plan match	53,275	48,968
Professional services	91,001	88,269
Property taxes	191,131	172,726
Recreational supplies	9,174	8,280
Rent - storage lots	42,123	61,646
Repairs and maintenance	163,182	148,076
Retail operating supplies	4,777	4,880
Security	10,954	6,678
Service charges	121,828	109,958
Taxes and licenses	16,432	8,429
Telephone	40,143	39,304
Uniforms	23,691	26,189
Utilities	529,983	463,852
Total Operating Expenses	$4,647,072	$4,298,353

INDEPENDENT AUDITOR'S REPORT

ON ADDITIONAL INFORMATION

To the Board of Directors and

Shareholders of Pismo Coast Village, Inc.

Pismo Beach, California

Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2014 and 2013, appears on page 16. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of income (unaudited) for the three months ended September 30, 2014 and 2013, are presented for purposes of additional analysis and are not a required part of the basic financial statements. These statements are the responsibility of management and were derived from, and relate directly to, the underlying accounting and other records used to prepare the financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.

                                                             BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 7, 2014

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME (UNAUDITED) THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013

Income
Resort operations	$1,895,217	$1,774,239
Retail operations	376,738	374,722
Total income	2,271,955	2,148,961

Costs and Expenses
Operating expenses	1,435,273	1,317,794
Cost of goods sold	164,110	165,940
Depreciation and Amortization	105,865	87,445
Total costs and expenses	1,705,248	1,571,179

Income from operations	566,707	577,782

Other Income (Expenses)
Interest income	1,756	992
Interest expense	(38,984)	(44,127)
Gain (Loss) on sale of fixed assets	(29,989)	(13,764)
Total other income (expense)	(67,217)	(56,899)

Income Before Provision for Income Taxes	499,490	520,883

Provision for Tax Expense	225,300	223,400

Net Income	$274,190	$297,483

Earnings Per Share	$153.78	$166.47

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer (who is our principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2014 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures were effective as of such date.

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

As of September 30, 2014 management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of September 30, 2014.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

No disclosure is required under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

a.                         The Company's Directors were chosen at the Shareholders’ Annual Meeting held January 18,

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

KURT BRITTAIN, Director                                                                                                     Age 84

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

HARRY BUCHAKLIAN, Director                                                                                           Age 82

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

RODNEY ENNS, Director                                                                                                    Age 61

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

DOUGLAS EUDALY, Director                                                                                              Age 83

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

WILLIAM FISCHER, Director                                                                                               Age 81

William (Bill) Fischer and his spouse Joy reside in Simi Valley, California. They have four children and five grandchildren. He served four years in the U.S. Air Force during the Korean War, attaining the rank of staff sergeant. He is a graduate of California State University, Northridge, with a B.S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company’s corporate office in Los Angeles, California, as an accounting supervisor. Texaco, Inc. acquired Getty Oil in 1985, and he was promoted to Manager of Benefits Plan’s Accounting and transferred to Houston, Texas. Mr. Fischer was responsible for the Savings/Thrift, 401(k), and ESOP Plans administration until 1989 when he elected early retirement. He was an independent financial consultant to various companies until 2006. Mr. Fischer also was active in residential real estate from 1989 to 1997, and, since 1980, has had an active real estate broker’s license. He is a member of the Veterans of Foreign Wars, Elks, Moose, and Knights of Columbus organizations. He looks forward to contributing his financial background to the Board. Mr. Fischer served two years as Executive Vice President and five years as Nominating Committee Chairman. He has been on the Board since January 2002.

WAYNE HARDESTY, Director, Chief Financial Officer                                                           Age 81

and Vice President - Finance

Wayne Hardesty graduated from Arizona State University in 1955. He was commissioned an Ensign from the Naval Office Candidate School in Newport, Rhode Island, in 1956, and was immediately assigned to the Navy Area Audit Office in Los Angeles, California, for duty at U.S.C. and General Dynamics-Pomona. He entered civil service in 1959, and remained with the Audit Office until 1973, at which time he became a price analyst for the U.S. Air Force at Norton Air Force Base working on the Minuteman Project. Mr. Hardesty received his MBA from Southern Illinois University in 1980. He retired from civil service in 1988 and became self-employed, primarily in tax preparation for both individual and business returns. He became a licensed Enrolled Agent in 1989 and currently operates Hardesty Financial Services in Rancho Cucamonga, California. Mr. Hardesty has been a member of the Board since September 2008, has served three years as Chairman of the Audit Committee, and is currently serving a second year as Chief Financial Officer and Vice President – Finance.

R. ELAINE HARRIS, Director                                                                                               Age 76

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

DENNIS HEARNE, Director                                                                                                  Age 76

Dennis Hearne holds an A.A. degree in business administration from Hartnell Junior College. He served two years in the Navy. Prior to retirement, he was employed in a family agriculture business, L.A. Hearne Company, located in the Salinas Valley in California for thirty-seven years, and presently serves as a director of the company’s board. Mr. Hearne has also served on the board of directors of the California Feed and Grain Association in Sacramento and the California Crop Improvement Association in Davis. He is a member of Knights of Columbus, serving as treasurer and financial secretary for fifteen years. Mr. Hearne is a volunteer fireman with thirty-nine years service in King City, California, and is the fire department’s treasurer. He has been a member of the Board of Directors since September 2006, and is currently serving a fourth year as Chairman of the Nominating Committee.

GLENN HICKMAN, Director                                                                                                 Age 81

Glenn Hickman has a B.A. in business and a secondary teaching credential from Fresno State University. His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal Resources, a subsidiary of Shell Oil Company. Mr. Hickman has been a member of the Board since July 1999 and served nine years as Executive Vice President.

TERRIS HUGHES, Director and Executive Vice President                                                      Age 65

Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in police science. He was employed by Belridge/Shell Oil for twenty-three years, from 1973 to 1997, holding the position of senior training technician for the last ten years of that time. He is currently employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties are to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. Mr. Hughes has been a member of the Board since January 1996, has served one year as Vice President – Policy, and is currently serving a second year as Executive Vice President.

GARRY NELSON, Director                                                                                                  Age 64

Garry Nelson is a graduate of Cal Poly University, San Luis Obispo, California, and has been involved in agriculture for more than forty years. From 2003 until his retirement in 2014, he was employed as the General Manager of Vintage Nurseries in Wasco, California, a company that specializes in grapevines. Prior to his employment at Vintage Nurseries, he was vice president and chief operating officer for Belridge Farms for many years. Mr. Nelson was a member of the Shafter City Council for twenty years, serving as mayor for eight of those years. He also serves on the board of Bakersfield Memorial Hospital Foundation and has served on numerous agricultural industry boards. Mr. Nelson has been a member of the Company's Board of Directors since November 2008.

RONALD NUNLIST, Director and President                                                                            Age 76

Ronald Nunlist was employed in the oil business for many years. From 1995 to 1997, he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. From 1997 until his retirement in 1999, Mr. Nunlist was employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations. Mr. Nunlist presently serves as a planning commissioner for the City of Shafter, California. He has been a member of the Board since January 1986, serving five years as President (1992 to 1997), ten years as Vice President – Operations, and is currently serving a third year as President.

GEORGE PAPPI, JR., Director Vice President - Secretary                                                     Age 52

Mr. Pappi’s current occupation is as a fire claims representative for The Hartford Insurance. Other positions held during his more than twenty years of employment include office manager, property and bodily injury adjustor, fire and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California, and is actively involved in a local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004, and is currently serving as Vice President – Secretary.

JERALD PETTIBONE, Director                                                                                             Age 88

Jerry Pettibone sold and retired from his company, Pettibone Signs, in Santa Cruz, California, in 1988. He started the company, which operated statewide, in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985 and 1986. He served on the board of directors of the California Electric Sign Association for twenty-two years, including four years as state president, and was elected a director emeritus. He was active in Rotary International for forty years, serving as district governor for District 5170 with 4,500 members that included the Silicon Valley. A life member of the Disabled American Veterans, he served in the Navy in the South Pacific during World War II. Mr. Pettibone is also a fifty-year life member of the Elks. He has been a member of the Board since January 1993, including serving three years as Chief Financial Officer, and served fifteen years as President of the Company.

DWIGHT PLUMLEY, Director and Vice President - Operations                        Age 62

Dwight Plumley attended College of the Sequoias studying electronic engineering and construction real estate. In 1973, he started in the produce equipment industry working for Packers Manufacturing, Inc. as a service and installation supervisor. In 1979, he became employed by Pennwalt Corporation, an international equipment producer, as a project manager and supervisor. Mr. Plumley purchased Packers Manufacturing, Inc. in 1987, and, as President, produces fruit and vegetable packing and processing systems, from small to multimillion dollar projects, nationwide and internationally. He has also served on the board of directors for Yosemite Bible Camp, a 60-acre facility for up to 350 campers and staff from 1994 to 2006, and served as church Deacon from 1984 to 2004. Mr. Plumley has been a member of the Board of Directors since January 2010, and is currently serving a third year as Vice President – Operations.

JERRY ROBERTS, Director                                                                                                 Age 61

Jerry Roberts has an associate of arts degree in math and science from the College of the Sequoias, Visalia, California; a bachelor’s degree in biological sciences from the University of the Pacific, Stockton, California; an MBA degree from the Santa Clara University Graduate School of Business, Santa Clara, California; and is licensed by the California State Board of Accountancy as a Certified Public Accountant. He was first licensed in 1982 after fulfilling experience requirements while in the employment of the international accounting firm of Arthur Andersen & Co., and has been a member of the California Society of Certified Public Accountants since 1982. Mr. Roberts is currently a partner in the accounting, tax and consulting firm of Lampros & Roberts, established in 1985, and is Chief Executive Officer of Maximum Living, Inc., a national brand dietary supplement company. Mr. Roberts has been married to his wife Denise since 1978. They have three sons and currently reside in Los Gatos, California. He was duly nominated and elected by the Board on March 16, 2013.

GARY WILLEMS, Director                                                                                                   Age 60

Gary Willems holds a B.A. degree in music education and a California life teaching credential from Fresno Pacific University, as well as a professional clear administrative services credential. Mr. Willems started teaching in 1977 and was a Band Director for thirty years in the Dinuba/Reedley area. He was also Head Marching Band Director of the Reedley High School Band from 1985 to 2007. Mr. Willems is an active member of the California Band Directors’ Association and is the past president of Fresno and Madera Counties Music Educators’ Association. In 2007, he moved into school administration where he was employed as the Visual and Performing Arts Coordinator and the Administrator of the Dunlap Leadership Academy Charter School (an on-line High School) at Kings Canyon Unified School District. In 2014, Mr. Willems retired from education, and he is now enjoying time with his wife, children and grandchildren. Mr. Willems has served on the Board of Directors since January 2001, and served two years as Vice President – Secretary.

JACK WILLIAMS, Director                                                                                                   Age 64

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

b.            OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

JAY JAMISON, Chief Executive Officer/General Manager and                                                 Age 60

Assistant Corporate Secretary

Jay Jamison has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. In March 2007, the Board changed his title to Chief Executive Officer/General Manager. He has a B.S. degree in Agricultural Management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family’s guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed Thousand Trails resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. Mr. Jamison was appointed to and served as a commissioner on the Pismo Beach Conference and Visitors Bureau from February 1998 to January 2010, serving as Chair from August 1999 until February 2009. At the 1999 National Association of RV Parks and Campgrounds Annual Convention, he was elected to serve on the Board of Directors representing the ten western states. During his two terms on the Board, he served four years as Treasurer of the National Association, a position he held until he termed out December 2005. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross, and served until June 2011, including from June 2006 until July 2008 as Board Chairman. In February 2006, Mr. Jamison was elected to serve as a commissioner on the California Travel and Tourism Commission, which markets California to potential domestic and international visitors. During his two four-year terms he served on the Audit Committee, two years as committee Chairman, and one year on the Executive Committee. He termed out as a commissioner in June 2014; however, he still remains a member of the Audit Committee. Mr. Jamison was installed as a member of the Board of Directors for the San Luis Obispo County Conference and Visitors Bureau in 2012, and currently serves on the Executive Committee.

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
Pismo Coast Village, Inc.
165 South Dolliver Street
Pismo Beach CA 93449

g.            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers, and persons who beneficially own more than ten percent of a registered class of our equity securities within specified time periods to file with the SEC initial reports (“Form 3”) of beneficial ownership and reports of changes (“Form 4” and “Form 5”) in beneficial ownership of Common Stock of the Company. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all of the Company’s officers, directors and beneficial owners of greater than ten percent of the outstanding Common Stock complied with the Section 16(a) filing requirements for the fiscal year ending September 30, 2014.

ITEM 11.  EXECUTIVE COMPENSATION

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTED DURING THE LAST FISCAL YEAR

This information required by Item 11 is incorporated by reference in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 17, 2015, under the caption “Compensation of Directors and Executive Officers”. The Definitive Proxy Statement is expected to be filed with the Commission on or before December 17, 2014.

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

b.            SECURITY OWNERSHIP OF MANAGEMENT.

The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2014

Board Member

	Title of Class	*Amount of Ownership

Percent of Class

Kurt Brittain 12105 Center Avenue San Martin CA 95046	Common Stock	2 Shares	0.111%
Harry Buchaklian 1361 East Ticonderoga Drive Fresno CA 93720	Common Stock	1 Share	0.056%
Rodney Enns 2577 Sandell Avenue Kingsburg CA 93631	Common Stock	1 Share	0.056%
Douglas Eudaly 3918 North Carruth Avenue Fresno CA 93705	Common Stock	6 Shares	0.333%
William Fischer 1947 Sienna Lane Simi Valley CA 93065	Common Stock	1 Share	0.056%
Wayne Hardesty 8651 Foothill Boulevard #110 Rancho Cucamonga CA 91730	Common Stock	1 Share	0.056%
R. Elaine Harris 3418 El Potrero Lane Bakersfield CA 93304	Common Stock	2 Shares	0.111%
Dennis Hearne 45075 Merritt Street King City CA 93930	Common Stock	2 Shares	0.111%
Glenn Hickman 3584 West Wathen Avenue Fresno CA 93711	Common Stock	1 Share	0.056%
Terris Hughes 2426 Sunset Street Wasco CA 93280	Common Stock	1 Share	0.056%
Garry Nelson 727 Acacia Street Shafter CA 93263	Common Stock	1 Share	0.056%
Ronald Nunlist 1105 Minter Avenue Shafter CA 93263	Common Stock	4 Shares	0.222%
George Pappi, Jr. 5728 Via De Mansion La Verne CA 91750	Common Stock	1 Share	0.056%
Jerald Pettibone 4179 Court Drive Santa Cruz CA 95062	Common Stock	3 Shares	0.166%
Dwight Plumley 30467 Road 158 Visalia CA 93292	Common Stock	3 Shares	0.166%
Jerry Roberts 16230 Camino Del Sol Los Gatos CA 95032	Common Stock	2 Shares	0.111%
Gary Willems 6320 Caldwell Road Gladstone OR 97027	Common Stock	2 Shares	0.111%
Jack Williams 7801 Revelstoke Way Bakersfield CA 93309	Common Stock	1 Share	0.056%
All Officers and Directors as a Group	Common Stock	35 Shares	1.944%

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

OTHER ARRANGEMENTS

During the fiscal years 2014 and 2013, Pismo Coast Village, Inc. paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Pismo Coast Village, Inc.'s benefit.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The shareholders will vote on the independent audit firm for year ending September 30, 2015 at the annual shareholders meeting held on January 17, 2015.

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm, Brown Armstrong Accountancy Corporation, in each of the last two fiscal years.

	Years ended September 30,

	2014	2013
Audit fees (1)	$51,549	$50,249
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	1,475	1,600
Total	$53,024	$51,849

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

(5)   AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES

For the fiscal years ending September 30, 2014 and September 30, 2013, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

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

Registrant :	PISMO COAST VILLAGE, INC.

By:	/s/ RONALD NUNLIST	Date: November 8, 2014
Ronald Nunlist, President
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAY JAMISON	Date: November 8, 2014
Jay Jamison, Chief Executive Officer,
General Manager and Assistant Corporate Secretary
(principal executive officer)

By:	/s/ WAYNE HARDESTY	Date: November 8, 2014
Wayne Hardesty, Chief Financial Officer,
Vice President - Finance and Director
(principal financial officer and
principal accounting officer)

By:	/s/ RONALD NUNLIST	Date: November 8, 2014
Ronald Nunlist, President
and Chairman of the Board and Directors

By:	/s/ TERRIS HUGHES	Date: November 8, 2014
Terris Hughes, Executive Vice President
and Director

By:	/s/ GEORGE PAPPI, JR.	Date: November 8, 2014
George Pappi, Jr., Vice President - Secretary
and Director

By:	/s/ DWIGHT PLUMLEY	Date: November 8, 2014
Dwight Plumley, Vice President - Operations
and Director

By:	/s/ KURT BRITTAIN	Date: November 8, 2014
Kurt Brittain, Director

By:	/s/ HARRY BUCHAKLIAN	Date: November 8, 2014
Harry Buchaklian, Director

By:	/s/ RODNEY ENNS	Date: November 8, 2014
Rodney Enns, Director

By:	/s/ DOUGLAS EUDALY	Date: November 8, 2014
Douglas Eudaly, Director

By:	/s/ WILLIAM FISCHER	Date: November 8, 2014
William Fischer, Director

By:	/s/ R. ELAINE HARRIS	Date: November 8, 2014
R. Elaine Harris, Director

By:	/s/ DENNIS HEARNE	Date: November 8, 2014
Dennis Hearne, Director

By:	/s/ GLENN HICKMAN	Date: November 8, 2014
Glenn Hickman, Director

By:	/s/ GARRY NELSON	Date: November 8, 2014
Garry Nelson, Director

By:	/s/ JERALD PETTIBONE	Date: November 8, 2014
Jerald Pettibone, Director

By:	/s/ JERRY ROBERTS	Date: November 8, 2014
Jerry Roberts, Director

By:	/s/ GARY WILLEMS	Date: November 8, 2014
Gary Willems, Director

By:	/s/ JACK WILLIAMS	Date: November 8, 2014
Jack Williams, Director

