Form 10-Q
period 2014-12-31
PISMO COAST VILLAGE INC
filed 2015-02-13
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014
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

The Company has been fortunate not to have significant impact due to the recent economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Fiscal year-to-date site occupancy is up 4.8%, or 1293 nights. Based on advanced reservation deposits, occupancy projections are up 5% compared to this time last year. However, prime time reservations are equal to last year. Revenues from ancillary operations such as the General Store, RV Service, arcade, laundromat, and bike rental are down 2.4% year-to-date, and management feels this trend will improve as business moves into the primary camping season. Industry projections anticipate positive business trends and reasonable fuel prices as the summer season approaches.

RV storage and towing continues to be a primary source of revenue for the Company. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience. Revenues for RV storage and towing are up 11.7% and 13.0%, respectively, compared to the previous year due to a 13.3% increase in storage customers and greater site occupancy for storage customers.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in a national “My Favorite Campground” contest sponsored by Woodall’s, Pismo Coast Village was voted as one of the top ten favorite campgrounds for 2011. Also, Pismo Coast Village was one of thirty-four parks nationally to receive an industry rated “A” park from over 33,000 surveys for customer satisfaction in 2014.

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

Income from Resort Operations for the three-month period ended December 31, 2014, increased $124,364, or 10.7%, from the same period in 2013. This increase is primarily due to an $83,030, or 10.6%, increase in year-to-date site revenue as a result of a rate increase, and a 5.9% increase in paid site occupancy. An increase of $42,588, or 11.9%, in storage and towing revenue is due to a 13.3% increase in storage occupancy.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations decreased by $5,465 for the three-month period ended December 31, 2014, 2.1% below the same period in 2013. The General Store showed a $3,806, or 2.9%, increase in revenue, while RV Service and Repair decreased revenue 6.8%, or $9,271. Management feels the retail operation’s decrease in revenue reflects the temporary loss of an RV repair technician during a majority of the quarter.

The Company anticipates slight to moderate increase in both income from resort operations and in retail operations as the fiscal year progresses.

Operating expenses for the three-month period ending December 31, 2014, increased $41,078, or 3.7%, above the same period ended December 31, 2013. This reflects an increase in labor and labor related expenses, insurance benefits, credit card processing, electricity, television, and advertising. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of goods sold expenses for the three-month period ended December 31, 2014, are 42.0% compared to 45.0% for the same period in 2013, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 2014, was $33,078, compared to $40,295 for the same period ending 2013. The current balance reflects the notes payable as a result of purchasing property in May 2008, as well as property purchased February and April of 2006 to increase RV storage. The Company has also maintained a $500,000 line of credit that currently has no outstanding balance as of December 31, 2014.

Income before provisions for income taxes for the three-month period ended December 31, 2014, increased by $85,509 above the same period in 2013. This increase in income before provision for income taxes is a result of increased total income.

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

LIQUIDITY

The Company's current cash position, as of December 31, 2014, is $1,823,141, which is 0.13% less than the same position in 2013. The cash balance decreased $205,953 from the fiscal year ended September 30, 2014 due to operations expenses and income tax payments. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities increased $21,372 above the same period last year and increased $42,523 since the 2014 fiscal year end, which reflects a timing of capital projects and accrued property taxes. All undisputed payables have been paid in full according to the Company's policy.

Working capital increased to $654,580 at the end of the first quarter of fiscal year 2015, compared with $548,486 at the end of fiscal year 2014.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of approximately $500,000 in fiscal year 2015 to further enhance the resort facilities and services. These projects include replacement of the fence along the front of the resort, road paving, RV storage security system, metal building at RV Service, General Store walk-in cooler repair, ice machine, and website design.  Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2014.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three-months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 5.

OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting for the shareholders of Pismo Coast Village, Inc. was held Saturday, January 17, 2015, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting, the following Directors were elected to serve until the annual meeting in January 2016 or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

Brittain, Kurt	731
Buchaklian, Harry	740
Enns, Rodney	696
Eudaly, Douglas	789
Fischer, William	696
Hardesty, Wayne	696
Harris, R. Elaine	851
Hearne, Dennis	711
Hickman, Glenn	697
Hughes, Terris	718
Nelson, Garry	696
Nunlist, Ronald	765
Pappi, Jr., George	720
Pettibone, Jerald	724
Plumley, Dwight	943
Roberts, Jerry	702
Willems, Gary	715
Williams, Jack	709

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matter is set forth below:

Proposal to approve the selection of Brown Armstrong Accountancy Corporation to serve as independent certified public accountants for the Company for Fiscal Year 2014 - 2015:

Affirmative Votes	709
Negative Votes	164
Abstains	175

ITEM 5.

 OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held Saturday, January 17, 2015, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Shareholders’ Meeting:

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

February 13, 2015

Signature:

/s/ RONALD NUNLIST

Ronald Nunlist, President and Chairman of the Board

Date:

February 13, 2015

Signature:

/s/ WAYNE HARDESTY

Wayne Hardesty, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:

February 13, 2015

Signature:

/s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc., (Company) as of December 31, 2014 and 2013 and the related statements of operations and retained earnings and cash flows for the three-month periods ended December 31, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of September 30, 2014, and the related statements of operations and retained earnings, and cash flow for the year then ended, and in our report dated November 11, 2014, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2014, is fairly stated, in all material respects.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

February 13, 2015

PISMO COAST VILLAGE, INC. BALANCE SHEETS DECEMBER 31, 2014 AND 2013 AND SEPTEMBER 30, 2014
	December 31, 2014 (Unaudited)	September 30, 2014 (Audited)	December 31, 2013 (Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,823,141	$2,029,094	$1,825,511
Accounts receivable	24,762	17,990	16,505
Inventory	193,658	177,409	165,722
Current deferred taxes	92,000	92,600	82,400
Prepaid expenses	146,471	53,021	159,808
Total current assets	2,280,032	2,370,114	2,249,946

Pismo Coast Village Recreational Vehicle Resort and Related Assets – Net of accumulated depreciation	14,616,015	14,657,454	14,308,689

Other Assets	7,765	8,347	17,176

Total Assets	$16,903,812	$17,035,915	$16,575,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$246,438	$203,915	$225,066
Accrued salaries and vacation	69,902	245,106	64,741
Rental deposits	1,135,891	1,133,015	1,012,425
Income taxes payable	76,800	139,100	42,400
Current portion of long-term debt	96,421	100,492	205,416
Total current liabilities	1,625,452	1,821,628	1,550,048

Long-Term Liabilities
Long-term deferred taxes	912,500	918,400	889,200
N/P Donahue Trans	50,973	55,740	69,600
N/P RLC Funding	36,400	38,994	-
N/P Heritage Oaks Bank	2,311,126	2,322,425	2,900,797
Total Liabilities	4,936,451	5,157,187	5,409,645

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued 1,783 shares outstanding at December 31, 2014 and 2013, respectively	5,594,369	5,594,369	5,594,369
Retained earnings	6,372,992	6,284,359	5,571,797
Total stockholders’ equity	11,967,361	11,878,728	11,166,166

Total Liabilities and Stockholders’ Equity	$16,903,812	$17,035,915	$16,575,811

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED) THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013
	Three Months Ended December 31,
	2014		2013
Income
Resort operations		$$1,288,314		$$1,163,950
Retail operations		258,909		264,374
Total income		1,547,223		1,428,324

Costs and Expenses
Operating expenses		1,146,301		1,105,223
Cost of goods sold		108,702		118,874
Depreciation		99,513		90,346
Total costs and expenses		1,354,516		1,314,443

Income from operations		192,707		113,881

Other Income (Expense)
Interest/dividend income		504		1,038
Interest expense		(33,078)		(40,295)
Total other income (expense)		(32,574)		(39,257)

Income Before Provision for Income Taxes		160,133		74,624

Income Tax Expense		71,500		38,100

Net Income		88,633		36,524

Retained Earnings – Beginning of Period		6,284,359		5,630,723

Redemption of Stock		-		(95,450)

Retained Earnings – End of Period		$$6,372,992		$$5,571,797

Net Income Per Share	$	$ 49.71	$	$ 20.48

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (UNAUDITED) THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013
	2014		2013
Cash Flows From Operating Activities
Net Income		$88,633		$36,524
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	$99,513		$90,346
(Increase) Decrease in accounts receivable	(6,772)		10,880
(Increase) in inventory	(16,249)		(3,869)
(Decrease) in deferred tax liability	(5,300)		(4,300)
(Increase) in prepaid expenses	(93,450)		(111,672)
Increase in accounts payable and accrued liabilities	42,523		38,106
(Decrease) in accrued salaries and vacation	(175,204)		(149,620)
Increase in rental deposits	2,876		78,196
(Decrease) in Income taxes payable	(62,300)		(78,700)
Total adjustments		(214,363)		(130,633)

Net cash used in operating activities		(125,730)		(94,109)

Cash Flows From Investing Activities
Capital expenditures	(57,492)		(28,373)
Net cash used in investing activities		(57,492)		(28,373)

Cash Flows from Financing Activities
Redemption of stock	-		(108,000)
Principal repayments of note payable	(22,731)		(49,846)
Net cash used in financing activities		(22,731)		(157,846)

Net decrease in cash and cash equivalents		(205,953)		(280,328)

Cash and Cash Equivalents – Beginning of Period		2,029,094		2,105,839

Cash and Cash Equivalents – End of Period		$1,823,141		$1,825,511

Schedule of Payments of Interest and Taxes
Payments for income tax		$137,423		$121,124
Cash paid for interest		$33,078		$40,295

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013 AND SEPTEMBER 30, 2014

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

Earnings (Loss) Per Share

The earnings (loss) per share are based on the 1,783 shares issued and outstanding. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Advertising

The Company follows the policy of charging the costs of non-direct response advertising as incurred. Advertising expense was $11,071 and $5,457 for the three months ended December 31, 2014 and 2013, respectively. There was no advertising expense capitalized in prepaid expense.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 AND 2013 AND SEPTEMBER 30, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

At December 31, 2014, the Company had no cash deposits in excess of the $250,000 federally insured limit with Heritage Oaks Bank. Heritage Oaks Bank is a member of CDARS, the Certificate of Deposit Account Registry Service. Large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Those member banks then issue CDs in amounts under $250,000, so that the entire investment is eligible for FDIC insurance.

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic 740. ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of December 31, 2014, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. The Company’s policy is to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. The Company does not expect any material changes in the next year. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2011 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2010.

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and does not believe the adoption of such pronouncements have an impact on the Company’s financial condition or results of their operations. Various accounting standards and interpretations were issued with effective dates subsequent to December 31, 2014. The Company has evaluated the recently issued accounting pronouncements that are effective in the current period and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows when adopted.

Subsequent Events

Subsequent events have been evaluated through February 13, 2015, which is the date the financial statements were available to be issued.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 AND 2013 AND SEPTEMBER 30, 2014

NOTE 3 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At December 31, 2014, September 30, 2014 and December 31, 2013, property and equipment included the following:

	December 31, 2014	September 30, 2014	December 31, 2013
Land	$9,957,263	$9,957,263	$9,957,263
Building and resort improvements	11,073,714	11,073,714	10,691,168
Furniture, fixtures, equipment and leasehold improvements	600,764	534,546	476,623
Transportation equipment	484,607	484,607	480,881
Construction in progress	93,620	102,346	76,450
	22,209,968	22,152,476	21,682,385
Less: accumulated depreciation	(7,593,953)	(7,495,022)	(7,373,696)
Total	$14,616,015	$14,657,454	$14,308,689

Depreciation expense for December 31, 2014 and 2013 were $99,513 and $90,346 respectively.

NOTE 4 - LINE OF CREDIT

The Company has a revolving line of credit with Heritage Oaks Bank for $500,000, expiring March 23, 2015. There were no outstanding amounts on the line of credit as of December 31, 2014 and 2013 and September 30, 2014.

NOTE 5 - NOTES PAYABLE

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande, California, with Heritage Oaks Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,379,047 and was financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $20,512 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal. The Company secured a lease which has been classified as a capital lease and included with notes payable. The capital lease is with Donahue Transportation Services Corp on a 2013 Hino Truck. The lease originated on May 10, 2012. The total balance currently outstanding is $49,088 and is financed over a period of seven years at an interest rate of 4.751%. The payments are currently $1,046 per month interest and principal. The Company secured a lease which has been classified as a capital lease and included with notes payable. The capital lease is with RLC Funding on a security system for Lot-K. The lease originated on Nov. 8, 2013. The total balance currently outstanding is $46,273 and is financed over a period of five years at an interest rate of 13.537% The payments are currently $1,295 per month interest and principal.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 AND 2013 AND SEPTEMBER 30, 2014

NOTE 5 - NOTE PAYABLE (continued)

At December 31, 2014, future minimum payments are as follows:

Period Ending December 31,
2015	$96,421
2016	101,875
2017	102,536
2018	2,189,945
2019	4,143
Thereafter	-
Total	$2,494,920

NOTE 6 - COMMON STOCK

Each share of stock is intended to provide the shareholder with a free use of the resort for a maximum of 45 days per year. If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

A shareholder is entitled to a pro rata share of any dividends as well as a pro rata share of the assets of the Company in the event of its liquidation or sale. The shares are personal property and do not constitute an interest in real property. The ownership of a share does not entitle the owner to any interest in any particular site or camping period.

NOTE 7 - INCOME TAXES

The provision for income taxes is as follows:

	December 31, 2014	December 31, 2013

Income tax provision	$71,500	$38,100

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of federal tax benefit, and non-deductible variable cost of shareholder usage.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 AND 2013 AND SEPTEMBER 30, 2014

NOTE 8 - OPERATING LEASES

The Company leases a lot in Oceano, California, to use as storage lot, at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

At December 31, 2014, future minimum lease payments under the copier lease were as follows:

For the Year Ended December 31,
2015	$4,965
2016	3,724
2017	-
2018	-
2019	-
Thereafter	-
Total	$8,689

Rent expense under these agreements was $9,139 and $8,995 for the three-month period ended December 31, 2014 and 2013, respectively.

NOTE 9 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $18,500 and $15,890 for the three months ended December 31, 2014 and 2013, respectively.