Form 10-Q
period 2015-03-31
PISMO COAST VILLAGE INC
filed 2015-05-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

YES [  ]            NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.            1,783

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

The following financial statements and related information are included in this Form 10-Q, Quarterly Report.

1	Accountant’s Review Report

2	Balance Sheets

3	Statements of Operations and Retained Earnings

4	Statements of Cash Flows

5	Notes to Financial Statements (Unaudited)

The financial information included in Part I of this Form 10-Q has been reviewed by Brown Armstrong Accountancy Corporation, the Company's Certified Public Accountants, and all adjustments and disclosures proposed by said firm have been reflected in the data presented. The information furnished reflects all adjustments, which, in the opinion of management, are necessary to a fair statement of the results for the interim periods.

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

The Company has been fortunate not to have significant impact due to the recent economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total site occupancy is up 9.5% compared to this time last year due primarily to good weather. Occupancy projections look equal to last year throughout the remainder of the fiscal year. Revenues from ancillary operations such as the General Store, arcade, laundromat, and bike rental are slightly up, with growth expected during Spring Break. The RV Service Department is down 18.3% due to lack of service staff.

RV storage and towing continue to be a primary source of revenue for the Company, and has enjoyed growth of 11.9% for the quarter. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in a national “My Favorite Campground” contest sponsored by Woodalls, Pismo Coast Village was voted as one of the top ten favorite campgrounds for 2011. Also, Pismo Coast Village was one of thirty-four parks nationally to receive an industry rated “A” park from over 30,000 surveys for customer satisfaction in 2014.

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

Income from resort operations for the three-month period ended March 31, 2015, increased $207,355, or 17.9%, above the same period in 2014. This increase in income reflects a $156,995, or 20.2%, increase in site revenue due to paid occupancy increasing 16.1%. Also reflected in this increase is a $42,836, or 11.9%, increase in RV storage activity. Resort Operations Income for the six-months ended March 31, 2015, increased $331,719, or 14.3%, from the same period ended March 31, 2015. This increase is due primarily to an increase of $240,025, or 15.4%, in site revenue as a result of a 10.9% increase in paid site occupancy and a rate increase effective January 1, 2015. RV storage activity contributed to this increase with an 11.9%, or $85,424, increase in revenue.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations for the three-month period ended March 31, 2015, decreased $13,192, or 5.0%, below the same period in 2014. The General Store revenue was up $28,637, or 23.6%, and RV Service revenue decreased $41,828, or 29.3%, from the previous year. Income from Retail Operations for the six-month period ending March 31, 2015, decreased by $18,657, or 3.5%, below the same period ended March 31, 2014. The General Store was up $32,443, or 13.0%, and RV Service was down $51,100, or 18.3%. This increase in revenue in General Store reflects increased occupancy while the decrease in revenue in RV Service reflects the lack of service staff, which have now been replaced. The RV Service operation is marketed to off-resort customers, and, therefore, is not as impacted by resort occupancy. Management continues to place importance upon ongoing review of retail product mix, attention to service, and staff training. The Company anticipates positive performance in income from retail operations through the remainder of fiscal year 2015.

Operating expenses for the three-month period ending March 31, 2015, increased $89,006, or 8.8%, above the same period ended March 31, 2014. This increase in expenses primarily reflects labor and labor related expenses, landscaping, repairs and maintenance, electricity, and garbage. For the six-month period ending March 31, 2015, operating expenses increased by $130,084, or 6.2%, above the same period in 2014. This increase reflects labor and labor related expenses, travel and training, landscaping, credit card processing, electricity, garbage, television, advertising, and repairs and maintenance. Management continues to review and scrutinize expenses in order to maximize efficiency and profitability. Due to the age of the Resort, the Company is undertaking maintenance activity that is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, utility improvements, landscaping, and building repair.

Cost of Goods Sold expenses, as a percentage of retail income for the three-months ended March 31, 2015, are 47.6% compared to 46.0% for the same period in 2014. For the six-months ended March 31, 2015, Cost of Goods Sold expenses were 44.7% compared to 45.5% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three-months ended March 31, 2015, is $31,937, compared to $39,287 for the same period in 2014. For the six-month period ended March 31, 2015, compared to the same period in 2014, interest expense was $65,015 and $79,582, respectively. This expense reflects financing for the purchase of additional RV storage properties that closed escrow January 11, 2006, April 6, 2006, and March 5, 2008.

Income before provision for income tax for the three-month period ended March 31, 2015, increased by $106,826, reflecting increased income in resort operations compared to the previous year. For the six-months ended March 31, 2015, income before provisions for income tax increased by $192,335, reflecting increased income from resort operations and a decrease in interest expenses. Revenues during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

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

LIQUIDITY

The Company's current cash position as of March 31, 2015, is $2,623,043, which is 8.7% more than the same position in 2014. This increase is primarily due to the Company’s increase in rental deposits and timing of capital expenditures. The cash balance increased $593,949 from fiscal year ended September 30, 2014, due to net cash increase in operating activities and decreased cash used in investing activities. The present level of cash is being maintained in anticipation of large capital expenditures. Management is planning and implementing long-term renovations to the Resort property, which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles and replacing restroom buildings.

Accounts payable and accrued liabilities increased $53,647 above the same period last year and increased $45,570 since the 2014 fiscal year end, which reflects a timing of capital projects and accrued property taxes. All undisputed payables have been paid in full according to the Company's policy.

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

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of approximately $525,000 in fiscal year 2015 to further enhance the resort facilities and services. These projects include fencing along the resort frontage, road paving, RV storage security, new website, and a new cooling unit for the General Store walk-in refrigerator. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of March 31, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2014

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six-months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.OTHER INFORMATION

Not Applicable

ITEM 6.EXHIBITS

Sequential
Exhibit No.	Description of Exhibit	Page Number

27	Financial Data Schedule

99	Accountant’s Review Report

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ronald Nunlist, President and Chairman of the Board)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Jay Jamison, Chief Executive Officer and principal executive officer)

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Wayne Hardesty, Chief Financial Officer, principal financial officer and principal accounting officer)

32.1	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Ronald Nunlist, President and Chairman of the Board)

32.2	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Jay Jamison, Chief Executive Officer and principal executive officer)

32.3	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Wayne Hardesty, Chief Financial Officer, principal financial officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.

(Registrant)

Date:	May 14, 2015

Signature:	/s/ RONALD NUNLIST
Ronald Nunlist, President and Chairman of the Board

Date:	May 14, 2015

Signature:	/s/ WAYNE HARDESTY
Wayne Hardesty, V.P. - Finance/Chief Financial Officer
(principal financial officer and principal accounting officer)

Date:	May 14, 2015

Signature:	/s/ JAY JAMISON
Jay Jamison, General Manager/Chief Executive Officer
(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. (Company) as of March 31, 2015 and 2014 and the related statements of operations and retained earnings and cash flows for the three and six-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of September 30, 2014, and the related statements of operations and retained earnings, and cash flow for the year then ended, and in our report dated November 7, 2014, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2014, is fairly stated, in all material respects.

                                                                  BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

May 14, 2015

PISMO COAST VILLAGE, INC.

BALANCE SHEETS

MARCH 31, 2015 AND 2014 AND SEPTEMBER 30, 2014

	March 31,	September 30,	March 31,
	2015	2014	2014
	(Unaudited)	(Audited)	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,623,043	$2,029,094	$2,412,441
Accounts receivable	21,800	17,990	15,202
Inventory	204,520	177,409	181,946
Current deferred taxes	90,100	92,600	81,400
Prepaid income taxes	34,500	-	126,100
Prepaid expenses	40,439	53,021	79,521
Total current assets	3,014,402	2,370,114	2,896,610

Pismo Coast Village Recreational Vehicle Resort and Related Assets –
Net of accumulated depreciation	14,587,941	14,657,454	14,311,207

Other Assets	7,183	8,347	16,078

Total Assets	$17,609,526	$17,035,915	$17,223,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$249,485	$203,915	$195,838
Accrued salaries and vacation	71,207	245,106	66,398
Rental deposits	1,903,863	1,133,015	1,693,041
Income taxes payable	-	139,100	-
Current portion of long-term debt	97,237	100,492	208,024
Total current liabilities	2,321,792	1,821,628	2,163,301

Long-Term Liabilities
Long-term deferred taxes	893,800	918,400	877,700
N/P Donahue Trans	46,129	55,740	65,053
N/P RLC Funding	33,717	38,994	-
N/P Heritage Oaks Bank	2,293,965	2,322,425	2,851,839
Total Liabilities	5,589,403	5,157,187	5,957,893

Stockholders’ Equity
Common stock – no par value, 1,800 shares Issued, 1,783 shares outstanding at March 31, 2015 and 2014, respectively	5,594,369	5,594,369	5,594,369
Retained earnings	6,425,754	6,284,359	5,671,633
Total stockholders’ equity	12,020,123	11,878,728	11,266,002

Total Liabilities and Stockholders’ Equity	$17,609,526	$17,035,915	$17,223,895

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC.

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(UNAUDITED)

THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2015	2014	2015	2014
Income
Resort operations	$1,368,760	$1,161,405	$2,657,074	$2,325,355
Retail operations	250,758	263,950	509,667	528,324
Total income	1,619,518	1,425,355	3,166,741	2,853,679

Cost and Expenses
Operating expenses	1,095,234	1,006,228	2,241,535	2,111,451
Cost of goods sold	119,334	121,486	228,036	240,360
Depreciation and amortization	99,490	91,506	199,003	181,852
Total cost and expenses	1,314,058	1,219,220	2,668,574	2,533,663

Income from Operations	305,460	206,135	498,167	320,016

Other Income (Expense)
Interest and dividend income	1,139	988	1,643	2,026
Interest expense	(31,937)	(39,287)	(65,015)	(79,582)
Total other income (expense)	(30,798)	(38,299)	(63,372)	(77,556)

Income Before Provision for Income Tax	274,662	167,836	434,795	242,460

Income Tax Expense (benefit)	221,900	68,000	293,400	106,100

Net Income	$52,762	$99,836	141,395	136,360

Retained Earnings – Beginning of Period			6,284,359	5,630,723

Redemption of Stock			-	(95,450)

Retained Earnings – End of Period			$6,425,754	$5,671,633

Net Income Per Share	$29.59	$55.99	$79.30	$76.31

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

SIX MONTHS ENDED MARCH 31, 2015 AND 2014

	2015		2014
Cash Flows From Operating Activities
Net Income		$141,395		$136,360
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	$199,003		$181,852
(Increase) Decrease in accounts receivable	(3,810)		12,183
(Increase) in inventory	(27,111)		(20,093)
Decrease in current deferred taxes	2,500		1,400
(Increase) in prepaid income taxes	(34,500)		(126,100)
Increase (Decrease) in prepaid expenses	12,582		(31,385)
Decrease in other assets	1,164		2,196
Increase in accounts payable and accrued expenses	45,571		8,879
(Decrease) in accrued salaries and vacation	(173,899)		(147,963)
Increase in rental deposits	770,848		758,812
Income taxes payable	(139,100)		(121,100)
(Decrease) in deferred taxes	(24,600)		(16,200)
Total adjustments		628,648		502,481

Net cash provided by operating activities		770,043		638,841

Cash Flows Used in Investing Activities
Capital expenditures	(129,490)		(123,495)
Net cash used in investing activities		(129,490)		(123,495)

Cash Flows from Financing Activities
Redemption of Stock	-		(108,000)
Principal payments on notes payable	(46,604)		(100,744)
Net cash (used in) financing activities		(46,604)		(208,744)

Net increase in cash and cash equivalents		593,949		306,602

Cash and Cash Equivalents – Beginning of Period		2,029,094		2,105,839

Cash and Cash Equivalents – End of Period		$2,623,043		$2,412,441

Schedule of Payments of Interest and Taxes
Payments for interest		$65,015		$79,582
Payments for income tax		$350,000		$247,000

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014 (Unaudited) AND SEPTEMBER 30, 2014 (Audited)

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

Earnings (Loss) Per Share
The earnings (loss) per share reported on the financial statements are based on the 1,783 shares outstanding.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments, including certificates of deposit with maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

At March 31, 2015, the Company had cash deposits in excess of the $250,000 federally insured limit with Heritage Oaks Bank of $741,142; however, in the past the Company has used Excess Deposit Insurance Bond, which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. Heritage Oaks Bank is a member of CDARS, the Certificate of Deposit Account Registry Service. Large deposits are divided into smaller amounts and placed with other FDIC insured banks, which are also members of the CDARS network. Then, those member banks issued CDs in amounts under $250,000, so that the entire investment is eligible for FDIC insurance.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 AND 2014 (Unaudited) AND SEPTEMBER 30, 2014 (Audited)

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

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of March 31, 2015, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the internal Revenue Service for fiscal years ending on or after September 30, 2011 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2010.

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

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $18,166 and $13,966 for the six months ended March 31, 2015 and 2014, respectively. There was no advertising expense capitalized in prepaid expense.

Subsequent Events

Subsequent events have been evaluated May 14, 2015, which is the date the financial statements were available to be issued.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 AND 2014 (Unaudited) AND SEPTEMBER 30, 2014 (Audited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and does not believe the adoption of such pronouncements have an impact on the Company’s financial condition or results of their operations. Various accounting standards and interpretations were issued with effective dates subsequent to March 31, 2015. The Company has evaluated the recently issued accounting pronouncements that are effective in the current period and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows when adopted.

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At March 31, 2015, September 30, 2014, and March 31, 2014, property and equipment included the following:

	March 31,	September 30,	March 31,
	2015	2014	2014
Land	$9,957,263	$9,957,263	$9,957,263
Building and resort improvements	11,073,714	11,073,714	10,691,168
Furniture, fixtures, equipment and leasehold improvements	600,764	534,546	500,931
Transportation equipment	484,607	484,607	480,881
Construction in progress	164,454	102,346	145,068
	22,280,802	22,152,476	21,775,311
Less: accumulated depreciation	(7,692,861)	(7,495,022)	(7,464,104)
	$14,587,941	$14,657,454	$14,311,207

NOTE 3 - LINE OF CREDIT

The Company has a revolving line of credit with Heritage Oaks Bank for $500,000, which expires March 22, 2016. There were no outstanding amounts on the line of credit as of March 31, 2015 and 2014 and September 30, 2014.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 AND 2014 (Unaudited) AND SEPTEMBER 30, 2014 (Audited)

NOTE 4 - NOTE PAYABLE

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande, California, with Heritage Oaks Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $2,362,069 and financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $18,531 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal. The Company secured a lease, which has been classified as a capital lease and included with notes payable. The capital lease is with Donahue Transportation Service Corp on a 2013 Hino Truck. The lease originated on May 10, 2012. The total balance currently outstanding is $46,522 and is financed over a period of seven years at an interest rate of 4.751%. The payments are currently $1,046 per month interest and principal. The Company secured a lease, which has been classified as a capital lease and included with notes payable. The capital lease is with RLC Funding on a security system for Lot-K. The lease originated on November 8, 2013. The total balance currently outstanding is $43,928 and is financed over a period of five years at an interest rate of 13.537%. The payments are currently $1,295 per month interest and principal.

At March 31, 2015, future minimum payments are as follows:

For the Periods Ending March 31,
2015	$97,237
2016	104,857
2017	2,247,053
2018	20,860
2019	1,041
Thereafter	-
Total	$2,471,048

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 AND 2014 (Unaudited) AND SEPTEMBER 30, 2014 (Audited)

NOTE 6 - INCOME TAXES

The provision for income taxes is as follows:

	March 31,	March 31,
	2015	2014
Income tax expense	$293,400	$106,100

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

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

At March 31, 2015, future minimum lease payments to lease equipment are as follows:

For the Period Ended March 31,
2016	$4,965
2017	2,483
2018	-
2019	-
2020	-
Thereafter	-
Total	$7,448

Rent expense under these agreements was $18,277 and $17,990 for the six-month period ended March 31, 2015 and 2014, respectively.

NOTE 8 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $30,919 for the six months ended March 31, 2015. The contribution to the pension plan for the six months ended March 31, 2014 was $27,282.