Form 10-Q
period 2015-06-30
PISMO COAST VILLAGE INC
filed 2015-08-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total site occupancy is up 8.0% compared to this time last year due to good weather conditions. Occupancy projections look equal to last year throughout the remainder of the fiscal year. Revenues from ancillary operations such as the store, arcade, laundromat, and bike rental are slightly improved year-to-date, and management feels this is directly related to the economy, and this trend will continue throughout the remainder of the fiscal year.

RV storage continues to be a major source of revenue for the Company, and has enjoyed growth of 7.0% for the quarter. At this time, RV Storage is considered at maximum capacity with a substantial waiting list. RV storage provides numerous benefits to the customer, including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

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

Income from resort operations for the three-month period ended June 30, 2015, increased $100,341, or 6.1%, above the same period in 2014. Resort Income for the nine months ended June 30, 2015, increased $432,060, or 10.9%, above the same period ended June 30, 2014. This increase in the quarter ending June 30, 2015, is due primarily to a $94,200, or 8.0%, increase in paid site revenue, reflecting a 5.5% increase in paid site occupancy, and a site rental rate increase effective January 1, 2015. The quarterly increase also reflects a 7.0%, or $21,390, increase in the Company’s RV storage program due to new storage customers. The increase in Resort Operations Income for the nine-month period reflects increases in site rental of $334,226, or 12.2%, and $88,718, or 10.0%, in storage activity for the reasons mentioned above. Management feels these increases in revenue reflect ongoing loyalty from return customers that appreciate the Resort’s location and commitment to quality guest services.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from Retail Operations, for the three-month period ending June 30, 2015, increased $9271, or 2.6%, above the same period in 2014. This increase reflects a $7,068, or 3.2%, increase in the General Store. The RV Service revenue increased by $2,203, or 1.6%, over the previous year. Income from Retail Operations for the nine-month period ending June 30, 2015, decreased by $9,386, or 1.0%, below the same period ended June 30, 2014. This reflects a $39,511, or 8.4%, increase in the General Store income and a $48,898, or 11.7%, decrease in RV Service income. Management feels this increase in revenue from General Store operations reflects current emphasis on logo apparel, and customers’ capability and willingness to spend more money on the resort. The decrease in RV Service reflects operating four months with only one RV technician. The Company anticipates similar activity in both income from resort operations and retail operations through the remainder of fiscal year 2015.

Operating expenses for the quarter ended June 30, 2015, increased $57,406, or 5.2%, from the same period in 2014. This increase in expense is primarily a result of labor and labor related expenses, electricity, and water/sewer, and uniforms. Operating expenses for the nine-month period ended June 30, 2015, increased $187,490, or 5.8%, from the same period in 2014. This increase is primarily due to labor and labor related expenses, credit card processing fees, repairs and maintenance, garbage, and electricity.

Cost of Goods Sold for 2015 are within projected levels at 44.2% of retail sales for the quarter and 44.5% year-to-date. Cost of Goods Sold for 2014 was 44.6% and 45.1%, respectively.

Interest Expense for the three-month and nine-month periods ended June 30, 2015, is $32,215 and $97,230, respectively, compared to $39,484 and $119,066 the previous year. This decrease in interest expense reflects the current interest rate, and the Company’s decision to make an accelerated payment of $200,000 towards the note.

Net Income for the quarter ending June 30, 2014, increased by $78,984, or 23.3%, compared with the same period ending June 30, 2014. This quarterly increase in Net Income is primarily due to increased resort and retail operations income and a decrease in provision for income tax expense. Net Income for the nine-months ending June 30, 2015, increased by $84,019, or 17.7%, compared with the same period ending June 30, 2014. This increase in Net Income is a result of an increase in resort and retail operations income, and a decrease in interest expense. The last quarter of 2015 is expected to provide adequate resources for continuing business and provide for planned capital expenditures.

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

LIQUIDITY

The Company's current cash position, as of June 30, 2015, is $2,698,517, which is 33.0% more than the position on September 30, 2014. This increase in cash on hand reflects the current year to date increase in income of $422,674. The present level of cash is being maintained in anticipation of large capital expenditures in the upcoming fiscal year.

Accounts Payable and accrued liabilities increased $58,132 to an amount of $209,903 for June 30, 2015, compared to the same period ending 2014. This increase was primarily due to timing of payment of monthly liabilities. All undisputed payables have been paid in full according to the Company's policy.

Accounts Receivable for the period ending June 30, 2015 increased $5,595 over June 30, 2014, and reflects overall increase in business activity.

The Company has consistently demonstrated an ability to optimize revenues developed from Resort and Retail Operations during the summer season. During other less revenue producing periods, RV storage space and site rentals are paid for in advance and used for Resort improvements and cash reserves. The Company has a revolving line of credit for $500,000 to augment operating or capital expenditure cash needs during off-season periods. The Company considers its financial position sufficient to meet its anticipated future financial requirements. The foregoing information is forward-looking, based upon certain assumptions of future performance, which may not come to fruition.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company planned capital expenditures of approximately $525,000 in fiscal year 2015 to further enhance the resort facilities and services. These projects include new fencing along the resort frontage, road paving, RV storage security, new website, and a new cooling unit for the General Store walk-in cooler. Funding for these projects was, as expected, from normal operating cash flows. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2014.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine-months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:           August 14, 2015

Signature:   /s/ RONALD NUNLIST

Ronald Nunlist, President and Chairman of the Board

Date:           August 14, 2015

Signature:   /s/ WAYNE HARDESTY

Wayne Hardesty, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:           August 14, 2015

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. (Company) as of June 30, 2015 and 2014, and the related statements of income and retained earnings and cash flows for the three and nine-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of September 30, 2014, and the related statements of income and retained earnings, and cash flow for the year then ended, and in our report dated November 7, 2014, we expressed an unmodified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2014, is fairly stated, in all material respects.

                                                                  BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

August 14, 2015

PISMO COAST VILLAGE, INC.
BALANCE SHEETS
JUNE 30, 2015 AND 2014 AND SEPTEMBER 30, 2014

	June 30 2015 (Unaudited)	September 30, 2014 (Audited)	June 30, 2014 (Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$2,698,517	$2,029,094	$2,199,201
Accounts receivable	21,098	17,990	15,503
Inventory	194,886	177,409	202,820
Current deferred income taxes	91,500	92,600	77,700
Prepaid expenses	59,745	53,021	67,443
Total current assets	3,065,746	2,370,114	2,562,667

Pismo Coast Village Recreational Vehicle Resort and Related Assets –
Net of accumulated depreciation	14,933,726	14,657,454	14,464,039

Other Assets	6,600	8,347	14,980

Total Assets	$18,006,072	$17,035,915	$17,041,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$209,903	$203,915	$151,771
Accrued salaries and vacation	71,039	245,106	73,533
Rental deposits	1,741,228	1,133,015	1,592,587
Income taxes payable	191,900	139,100	93,600
Current portion of notes payable	98,755	100,492	73,506
Total current liabilities	2,312,825	1,821,628	1,984,997

Long-Term Liabilities
Long-term deferred income taxes	906,900	918,400	838,700
Note payable Donahue Transportation, net of current portion	41,208	55,740	60,434
Note payable RLC Funding, net of current portion	30,942	38,994	-
Note payable Heritage Oaks Bank, net of current portion	2,276,554	2,322,425	2,553,017
Total Liabilities	5,568,429	5,157,187	5,437,148

Stockholders’ Equity
Common stock – no par value, 1,800 shares Issued, 1,783 shares outstanding at June 30, 2015 and 2014, respectively	5,594,369	5,594,369	5,594,369
Retained earnings	6,843,274	6,284,359	6,010,169
Total stockholders’ equity	12,437,643	11,878,728	11,604,538

Total Liabilities and Stockholders’ Equity	$18,006,072	$17,035,915	$17,041,686

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)
THREE AND NINE MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months Ended June 30,		Nine Months Ended June 30,

	2015	2014	2015	2014
Income
Resort operations	$1,735,090	$1,634,749	$4,392,164	$3,960,104
Retail operations	367,910	358,639	877,577	886,963
Total income	2,103,000	1,993,388	5,269,741	4,847,067

Cost and Expenses
Operating expenses	1,157,754	1,100,348	3,399,289	3,211,799
Cost of goods sold	162,832	159,904	390,868	400,264
Depreciation and amortization	95,556	91,215	294,559	273,067
Total cost and expenses	1,416,142	1,351,467	4,084,716	3,885,130

Income from Operations	686,858	641,921	1,185,025	961,937

Other Income (Expense)
Interest and dividend income	977	499	2,620	2,525
Interest expense	(32,215)	(39,484)	(97,230)	(119,066)
Total other (expense)	(31,238)	(38,985)	(94,610)	(116,541)

Net Income Before Provision for Income Tax	655,620	602,936	1,090,415	845,396

Provision for Income Tax Expense	238,100	264,400	531,500	370,500

Net Income	$417,520	$338,536	558,915	474,896

Retained Earnings – Beginning of Period			6,284,359	5,630,723

Redemption of Stock			-	(95,450)

Retained Earnings – End of Period			$6,843,274	$6,010,169

Net Income Per Share	$234.17	$189.87	$313.47	$266.35

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JUNE 30, 2015 AND 2014

	2015		2014
Cash Flows From Operating Activities
Net Income		$558,915		$474,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$294,559		$273,067
Changes in operating assets and liabilities
(Increase) Decrease in accounts receivable	(3,108)		11,882
(Increase) in inventory	(17,477)		(40,967)
Decrease in current deferred income taxes	1,100		5,100
(Decrease) in prepaid expenses	(6,724)		(19,307)
Decrease (Increase) in accounts payable and accrued expenses	5,988		(35,189)
Decrease in accrued salaries and vacation	(174,067)		(140,828)
Increase in rental deposits	608,213		658,358
(Decrease) Increase in Income taxes payable	52,800		(27,500)
(Decrease) in long term deferred income taxes	(11,500)		(55,200)
Total adjustments		749,784		629,416

Net cash provided by operating activities		1,308,699		1,104,312

Cash Flows Used in Investing Activities
Capital expenditures	(569,084)		(364,248)
Net cash used in investing activities		(569,084)		(364,248)

Cash Flows from Financing Activities
Redemption of Stock	-		(108,000)
Principal payments on notes payable	(70,192)		(538,702)
Net cash (used in) financing activities		(70,192)		(646,702)

Net increase (decrease) in cash and cash equivalents		669,423		93,362

Cash and Cash Equivalents – Beginning of Period		2,029,094		2,105,839

Cash and Cash Equivalents – End of Period		$2,698,517		$2,199,201

Schedule of Payments of Interest and Taxes
Cash paid for interest during the period		$97,230		$119,066
Cash paid for income taxes during the period		$350,000		$327,000

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014 (Unaudited) AND SEPTEMBER 30, 2014 (Audited)

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

Earnings (Loss) Per Share

The earnings (loss) per share for 2015 and 2014 are based on the 1,783 shares issued and outstanding. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND 2014 (Unaudited) AND SEPTEMBER 30, 2014 (Audited)

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

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of June 30, 2015, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. The Company’s policy is to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. Interest or penalties associated with income taxes have been included in this provision for income taxes. The Company does not expect any material changes through June 30, 2016. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2011, and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2010.

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $26,893 and $25,520 for the nine months ended June 30, 2015 and 2014, respectively. There was no advertising expense capitalized in prepaid expense.

Concentrations of Credit Risk:

At June 30, 2015, the Company had cash deposits in excess of the $250,000 federally insured limit with Heritage Oaks Bank of $900,836; however, in the past the Company has used an Excess Deposit Insurance Bond, which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. Heritage Oaks Bank is a member of CDARS, the Certificate of Deposit Account Registry Service. Large deposits are divided into smaller amounts and placed with other FDIC insured banks, which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire investment is eligible for FDIC insurance.

Subsequent Events

Events subsequent to June 30, 2015 have been evaluated through August 14, 2015, which is the date the financial statements were available to be issued.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND 2014 (Unaudited) AND SEPTEMBER 30, 2014 (Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and does not believe the adoption of such pronouncements have an impact on the Company’s financial condition or results of their operations. Various accounting standards and interpretations were issued with effective dates subsequent to June 30, 2015. The Company has evaluated the recently issued accounting pronouncements that are effective in the current period and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows when adopted.

NOTE 3 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At June 30, 2015, September 30, 2014 and June 30, 2014, property and equipment included the following:

	June 30, 2015	September 30, 2014	June 30, 2014

Land	$10,383,171	$9,957,263	$9,957,263
Building and resort improvements	11,169,548	11,073,714	10,691,168
Furniture, fixtures, equipment and leasehold improvements	613,234	534,546	515,487
Transportation equipment	484,607	484,607	480,881
Construction in progress	71,000	102,346	373,460
	22,721,560	22,152,476	22,018,259
Less: accumulated depreciation	(7,787,834)	(7,495,022)	(7,554,220)
	$14,933,726	$14,657,454	$14,464,039

NOTE 4 - LINE OF CREDIT

The Company has a revolving line of credit with Heritage Oaks Bank for $500,000, expiring March 22, 2016. There is no outstanding amount for the line of credit at June 30, 2015, September 30, 2014, and June 30, 2014.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND 2014 (Unaudited) AND SEPTEMBER 30, 2014 (Audited)

NOTE 5 - NOTES PAYABLE

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande, California, with Heritage Oaks Bank. The loan was originated on May 8, 2008. The total loan currently outstanding is $2,345,523 and was financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal. The Company secured a note payable with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $16,509 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal. The Company secured a lease, which has been classified as a capital lease and included with notes payable. The capital lease is with Donahue Transportation Services Corp on a 2013 Hino Truck. The lease originated on May 10, 2012. The total balance currently outstanding is $43,925 and is financed over a period of seven years at an interest rate of 4.751%. The payments are currently $1,046 per month interest and principal. The Company secured a lease, which has been classified as a capital lease and included with notes payable. The capital lease is with RLC Funding on a security system for Lot-K. The lease originated on November 8, 2013. The total balance currently outstanding is $41,502 and is financed over a period of five years at an interest rate of 13.537%. The payments are currently $1,295 per month interest and principal.

At June 30, 2015, minimum payments are as follows:

For the Year Ending June 30,
2016	$98,755
2017	104,100
2018	2,229,327
2019	15,277
2020	-
Thereafter	-
Total	$2,447,459

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND 2014 (Unaudited) AND SEPTEMBER 30, 2014 (Audited)

NOTE 7 - INCOME TAXES

The provision for income taxes is as follows:

	June 30, 2015	June 30, 2014

Income tax expense	$531,500	$370,500

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

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

At June 30, 2015, future minimum lease payments under these leases were as follows:

For the Year Ended June 30,
2016	$4,965
2017	-
2018	-
2019	-
2020	-
Total	$4,965

Rent expense under these agreements were $33,596 and $26,984 for the nine-month period ended June 30, 2015 and 2014, respectively.

NOTE 9 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $43,077 and $39,882 for the nine months ended June 30, 2015 and 2014, respectively.