Form 10-K
period 2015-09-30
PISMO COAST VILLAGE INC
filed 2015-12-17
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES [  ]            NO [X]

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

                  [  ] Large accelerated filer                                        [  ] Accelerated filer

                  [  ] Non-accelerated filer                                          [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES [  ]            NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.        $57,648,000

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2016 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 16, 2016, are incorporated by reference into Part III.

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

Competition for the tourist market is strong between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's Internet web page and social media to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $50,216 for fiscal year 2015, which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

EMPLOYEES

As of September 30, 2015, the Company employed approximately 62 people with 28 of these on a part-time basis and 34 on a full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 53 employees to 67 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION

The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing operational expenses and conducting a local comparative rate study, the Board of Directors (Board) voted to increase the base rate for RV storage $5 per month effective January 1, 2015. The Board also voted to increase the Summer Prime time rate $2 per night and all other nightly rates $1 per night effective January 1, 2015. The Board also voted at the July 2015 meeting to increase all nightly rates $2 per night effective January 1, 2016. It is anticipated the proposed rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

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

The public may read and copy any materials filed with the Securities and Exchange Commission, on official business days during the hours of 10:00 a.m. to 3:00 p.m., at the SEC's Public Reference Room located at 100 F Street, N. E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy statements, and other information that the Company files electronically with the SEC.

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

In 1980, the Company purchased a 2.1-acre parcel of real property located at 2250 22nd Street, Oceano, California, at a price of $66,564. The property is being used by the Company as a storage facility for recreational vehicles. On October 20, 2014, the Company entered into a long-term lease with Verizon Wireless for the installation of a cell tower. The lease term is for five (5) years with up to four (4) additional five (5) year terms unless lessee terminates the lease at the end of the current term. The storage capacity of this lot is approximately 121 units.

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

On May 20, 2015, the Company closed escrow on a one-acre property located at 2096 Nipomo Street in Oceano, California, to be developed as an RV Repair and Service facility. The purchase price was $425,000 and required the demolition of a two-story residence. The Company is currently seeking road abandonment and beginning the permit process with San Luis Obispo County.

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

Associated with the previously mentioned property, and included within the fenced storage perimeter, is the lease of a ten-foot by 960-foot section belonging to Union Pacific Railroad. This lease also allows for the Company's fence to encroach upon the lessor's property. This annual lease is currently $6,180, with a 3% automatic annual increase.

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

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 per month for the second year, and continuing years are tied to the "CPI" index. During fiscal year 2015, lease payments were made in the amount of $36,555. Current rent payments are $3,046 and may be impacted in the future by the flood district assessment.

The Resort leases out areas to other companies to insure that the best service and equipment are available for guest use or creates cash flow for the Company. These areas are leased from the Company pursuant to the herein below described leases.

1.   RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC.

This agreement is dated November 1, 2015, and pursuant to this agreement, the Company granted Coin Amusements, Inc. the concession to operate various coin-operated game units at the Resort. The one-year term expires on October 31, 2016, and continued renewal is expected without significant impact.

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

On October 20, 2014, the Company entered into a second lease with GTE Mobilnet of Santa Barbara Limited Partnership, d/b/a Verizon Wireless, for a 40-foot by 40-foot portion of the RV storage lot located at 2250 22nd Street, Oceano, California, for the construction and operation of a cell tower communications facility. The term of the lease is for five years commencing on October 20, 2014, and ending on October 19, 2019. Continued renewal is expected without significant impact. The Lessee, upon the annual anniversary date of the agreement, may terminate provided that three (3) months prior notice is given to Lessor.

5.       ROCK AND ROLL DINER OF OCEANO INC. d/b/a PISMO COAST VILLAGE GRILL

The Company entered into a lease with Mr. Marios Pouyioukkas, owner/operator of Rock and Roll Diner of Oceano Inc., for the lease of a 708-square foot space at the Resort from which the concessionaire operates the restaurant facilities as an independent food service operation. The term of the initial lease was for two years commencing November 1, 2012 and ending December 31, 2013. The lease was renewed January 1, 2014 for a three-year period, and the current lease will expire December 31, 2016. Continued renewal is expected without significant impact. Termination or cancellation may be made by either Lessor or Lessee by giving the other party thirty (30) days written notice.

ITEM 3.       LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 4.       (REMOVED AND RESERVED).

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a.   MARKET INFORMATION

There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company shares as Pismo Coast Investments. The last transaction the Company is aware of occurred September 28, 2015, at a price of $33,000 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

b.   HOLDERS

The approximate number of holders of the Company's common stock on September 30, 2015, was 1,528.

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses the Company's financial condition as of September 30, 2015, compared with September 30, 2014. The discussion should be read in conjunction with the audited financial statement and the related notes to the financial statement and the other financial information included elsewhere in this Form 10-K.

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

The Company continues to promote and depend upon recreational vehicle camping as the primary source of revenue. The rental of campsites to the general public provides income to cover expenses, complete capital improvements, and allow shareholders up to 45 free nights camping annually. Additional revenues come from RV storage and spotting, RV service and repair, on-site convenience store, and other ancillary activities such as laundromat, arcade, and bike rental.

The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Site occupancy for fiscal year 2015 was up 5.4% due to good weather and the improving economy. Revenues from ancillary operations such as the General Store, RV service, laundromat, arcade, and bike rental, are up 1% to 13% at year-end.

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

The Company's commitment to quality, value, and enjoyment is underscored by the business's success due to word of mouth and referrals from guests. In addition, investment for online marketing, ads in the leading national directories, and trade magazine advertising formulates most of the business-marketing plan.

CURRENT OPERATING PLANS

The Board of Directors continues its previously established policy by adopting a stringent conservative budget for fiscal year 2016, which projects a positive cash flow of approximately $1,529,653 from operations. This projection is based on paid site occupancy reflecting some influence from El Nino and decreasing 3% from what was a record occupancy year. The 2016 budget plan also includes a $2 per night site rental rate increase for all nightly rates effective January 1, 2016. While the Company projects a positive cash flow, this cannot be assured for fiscal year 2016.

FINANCIAL CONDITION

The business of the Company is seasonal and is concentrated on prime days of the year which are defined as follows: President's Day Weekend, Easter week, Memorial Day Weekend, summer vacation months, Labor Day, Thanksgiving Weekend, and Christmas vacation. There are no known trends that affect business or affect revenue.

The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from laundromat, arcade, restaurant operations and property leases for cell tower communications facilities by third party lessees; and (b) Retail Operations, consisting of revenues from general store operations and from RV parts and service operations.

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

Net cash provided by operating activities totaled $1,439,656 in 2015, consistent with the 2014 fiscal year.

During fiscal year 2015, capital investment of $688,066 was made that included replacement of the fence along the front of the resort, road paving, security system for RV storage lots, General Store walk-in cooler upgrade and new ice-making machine, and computer equipment. These projects were completed on time and within budget. During fiscal year 2014, capital expenditures of $696,811 were made that included replacement of Restroom #2, road paving, new security vehicle, and replacement of a playground. As of September 30, 2015, the Company carried a debt of $1,878,039 as a result of acquiring the three RV storage properties.

With the possibility of requiring additional funds for planned capital improvements and the winter season, the Company maintains a $500,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal year 2015's current ratio (current assets to current liabilities) of 1.34 increased from fiscal year 2014's current ratio of 1.30. The increase in current ratio is the result of increased cash and cash equivalents.

Working Capital increased to $654,282 at the end of fiscal year 2015, compared with $548,486 at the end of fiscal year 2014. This increase is primarily a result of cash and cash equivalents reflecting increased business revenues, accounts receivables, and inventory.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures up to $825,000 in fiscal year 2016 to further enhance the Resort facilities and services. This would include construction of a new RV service and repair facility, road paving, RV storage lot security, new trailer tow truck, forklift, Wi-Fi upgrade, and repairs to the Overlook structure. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR-TO-YEAR COMPARISON

Revenue: Operating revenue, interest and other income increased above the prior fiscal year ended September 30, 2014, by $524,743, or 7.36%.

REVENUE BY SEGMENT

	2015	2014
OCCUPANCY
% of Shareholder Site Use	24.8%	23.6%
% of Paid Site Rental	58.0%	54.8%
% Total Site Occupancy	82.8%	78.5%
% of Storage Rental	99.0%	98.0%
Average Paid Site	$53.34	$51.71

RESORT OPERATIONS
Site Rental	$4,515,635	$4,138,859
Storage Operations	1,631,372	1,538,894
Support Operations	183,173	177,568
Total	6,330,180	5,855,321

RETAIL OPERATIONS
Store	754,319	704,982
RV Repair/Parts Store	559,918	558,719
Total	1,314,237	1,263,701

INTEREST INCOME	3,629	4,281

TOTAL REVENUE	$7,648,046	$7,123,303

Occupancy rates on the previous table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, laundromat, recreational activities, and other less significant sources.

2015 COMPARED WITH 2014

Resort operations income increased $474,859, or 8.1%, primarily due to a $376,776, or 9.1%, increase in site rental revenue. This increase reflects a 5.7% increase in paid site occupancy and rate increases effective January 1, 2015. RV storage and spotting activity increased $92,478, or 6.0%, above the previous year. This increase in storage activity was primarily due to new storage customers and trailer spotting activity.

Retail operations income increased $50,536, or 4.0%, due to a $49,337, or 7.0%, increase in the General Store operation, and a $1,199, or 0.2%, increase in the RV Service Department. This increase is attributed to the increase in total site occupancy and overall improvement in the economy. The RV Service Department growth was less than expected due to extended periods without full staffing. In an effort to maximize revenue, management continues to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service. In addition, management has actively promoted the RV service and retail operation locally compared to previous years.

Interest/Dividend Income decreased $652, or 15.2%, below the previous year. Loss on Disposal of Assets decreased $28,442, or 94.8%, below the previous year due to fewer assets that had been disposed of or no longer in service to the Company. In addition, Interest Expense decreased $29,647, or 18.8%, due to accelerating the payments and interest adjustments on financing the RV storage properties.

Operating Expenses increased $209,223, or 4.5%, as a result of labor, payroll taxes, employee benefits, tree trimming, property tax, credit card processing, RV storage lot security, television, and electricity.

Maintaining a conservative approach, most expense items were managed well below plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Income before provision for income taxes of $1,706,422, a 26.9% increase above last year, is reflective of increased income from operations, and, decreased interest expense in 2015.

Net income of $961,322 for fiscal year 2015 shows an increase of $212,236, or 28.3%, above a net income of $749,086 in 2014. This increase in net income is a reflection of increased resort and retail income, and a decrease in interest expense.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Pismo Coast Village, Inc.

Pismo Beach, California

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (the Company) (a California corporation) as of September 30, 2015 and 2014, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 13, 2015

PISMO COAST VILLAGE, INC.
BALANCE SHEETS
SEPTEMBER 30, 2015 AND 2014

	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$2,235,807	$2,029,094
Accounts receivable	43,916	17,990
Inventory	190,442	177,409
Current deferred taxes	103,500	92,600
Prepaid expenses	29,034	53,021
Total current assets	2,602,699	2,370,114

Pismo Coast Village Recreational Vehicle Resort and Related Assets – Net	14,953,463	14,657,454

Other Assets	6,018	8,347
Total Assets	$17,562,180	$17,035,915

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$224,639	$203,915
Accrued salaries and vacation	284,426	245,106
Rental deposits	1,261,191	1,133,015
Income taxes payable	50,700	139,100
Current portion of long-term debt	127,461	100,492
Total current liabilities	1,948,417	1,821,628

Long-Term Liabilities
Long-term deferred taxes	928,400	918,400
N/P Donahue Transportation Service	36,207	55,740
N/P RLC Funding	28,072	38,994
N/P Heritage Oaks Bank	1,781,034	2,322,425
Total Liabilities	4,722,130	5,157,187

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued, 1,783 shares outstanding at September 30, 2015 and 2014	5,594,369	5,594,369
Retained earnings	7,245,681	6,284,359
Total shareholders’ equity	12,840,050	11,878,728

Total Liabilities and Shareholders’ Equity	$17,562,180	$17,035,915

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME AND RETAINED EARNINGS YEARS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014
Income
Resort operations	$6,330,180	$5,855,321
Retail operations	1,314,237	1,263,701
Total income	7,644,417	7,119,022

Costs and Expenses
Operating expenses	4,856,295	4,647,072
Cost of goods sold	564,869	564,374
Depreciation	390,510	378,932
Total costs and expenses	5,811,674	5,590,378

Income from operations	1,832,743	1,528,644

Other Income (Expense)
Interest/dividend income	3,629	4,281
Interest expense	(128,403)	(158,050)
Loss on disposal of assets	(1,547)	(29,989)
Total other income (expense)	(126,321)	(183,758)

Income Before Provision for Income Taxes	1,706,422	1,344,886

Income Tax Expense	745,100	595,800

Net Income	961,322	749,086

Retained Earnings – Beginning of Year	6,284,359	5,630,723

Redemption of Stock	-	(95,450)

Retained Earnings – End of Year	$7,245,681	$6,284,359

Net Income Per Share	$539.16	$420.13

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS YEARS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014
Cash Flows From Operating Activities
Net income	$961,322	$749,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	390,510	378,932
(Increase) Decrease in deferred income tax	(900)	14,700
Loss on disposal of capital assets	1,547	29,989
(Increase) Decrease in accounts receivable	(25,926)	9,395
(Increase) in inventory	(13,033)	(15,556)
(Increase) Decrease in prepaid expenses	23,987	(4,885)
Decrease in prepaid income taxes	-	-
Decrease in other assets	2,329	9,927
Increase in accounts payable and accrued liabilities	20,724	16,955
Increase in accrued salaries and vacation	39,320	30,745
Increase in rental deposits	128,176	198,786
Increase (Decrease) in income taxes payable	(88,400)	18,000
Total adjustments	478,334	686,988

Net cash provided by operating activities	1,439,656	1,436,074

Cash Flows From Investing Activities
Capital expenditures	(688,066)	(696,811)
Net cash used in investing activities	(688,066)	(696,811)

Cash Flows from Financing Activities
Redemption of stock	-	(108,000)
Principal payments of notes payable	(544,877)	(708,008)
Net cash used in financing activities	(544,877)	(816,008)
Net increase (decrease) in cash and cash equivalents	206,713	(76,745)

Cash and Cash Equivalents – Beginning of Year	2,029,094	2,105,839

Cash and Cash Equivalents – End of Year	$2,235,807	$2,029,094
Schedule of Payments of Interest and Taxes
Cash paid for income tax	$695,300	$442,000
Cash paid for interest	$128,403	$158,050

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 1 - Nature of Business

Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

NOTE 2- Summary of Significant Accounting Policies

Revenue and Cost Recognition

The Company's revenue is recognized on the accrual basis of accounting as earned based on the date of stay. Expenditures are recorded on the accrual basis of accounting whereby expenses are recorded when incurred, rather than when paid.

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

Earnings Per Share

The earnings per share are based on the 1,783 shares issued and outstanding at September 30, 2015 and 2014. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 2- Summary of Significant Accounting Policies (Continued)

Advertising

The Company follows the policy of charging the costs of non-direct response advertising to expense as incurred. Advertising expense was $50,216 and $48,874 for the years ended September 30, 2015 and 2014, respectively.

Concentration of Credit Risk

At September 30, 2015, the Company had cash deposits in excess of the $250,000 federally insured limit with Heritage Oaks Bank of $369,634; however, in the past the Company has used an Excess Deposit Insurance Bond, which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. Heritage Oaks Bank is a member of the Certificate of Deposit Account Registry Service (CDARS). Large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire investment is eligible for FDIC insurance.

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and does not believe the adoption of such pronouncements have an impact on the Company’s financial condition or results of operations. Various accounting standards and updates were issued with effective dates subsequent to September 30, 2014 and 2013. The Company has evaluated these recently issued accounting pronouncements and does not believe they will have a material effect on the Company’s financial position, results of operations, or cash flows when adopted.

Subsequent Events

Subsequent events have been evaluated through November 13, 2015, which is the date the financial statements were available to be issued.

NOTE 3 – Pismo Coast Village Recreational Vehicle Resort and Related Assets

At September 30, 2015 and 2014, property and equipment included the following:

	2015	2014
Land	$10,394,746	$9,957,263
Building and park improvements	11,227,437	11,073,714
Furniture, fixtures, equipment and leasehold improvements	599,355	534,546
Transportation equipment	479,592	484,607
Construction in progress	107,225	102,346
	22,808,355	22,152,476
Less: accumulated depreciation	(7,854,892)	(7,495,022)
	$14,953,463	$14,657,454

NOTE 4 – Line of Credit

The Company has a revolving line of credit with Heritage Oaks Bank for $500,000, expiring March 22, 2016. There were no outstanding amounts as of September 30, 2015 or 2014.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 5 – Notes Payable

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande, California, with Heritage Oaks Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $1,878,041, and was financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $14,444 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal. The Company secured a lease which has been classified as a capital lease and included with notes payable. The capital lease is with Donahue Transportation Service Corp on a 2013 Hino Truck. The lease originated on May 10, 2012. The total balance currently outstanding is $41,297 and is financed over a period of seven years at an interest rate of 4.751%. The payments are currently $1,046 per month interest and principal. The Company secured a lease which has been classified as a capital lease and included with notes payable. The capital lease is with RLC Funding on a security system for Lot-K. The lease originated on November 8, 2013. The total balance currently outstanding is $38,994 and is financed over a period of five years at an interest rate of 13.537%. The payments are currently $1,295 per month interest and principal.

Principal payments of the notes payable are as follows:

Year Ending September 30,
2016	$127,461
2017	127,774
2018	1,709,050
2019	8,489
2020	-
$1,972,774

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 7 – Income Taxes

The provision for income taxes is as follows:

	2015	2014
Current:
Federal	$584,500	$450,000
State	161,500	131,100
	746,000	581,100

Deferred:
Federal	(4,900)	13,100
State	4,000	1,600
	$745,100	$595,800

The deferred tax assets (liabilities) are comprised of the following:

	2015		2014
	Current	Long-Term	Current	Long-term
Deferred tax assets:
Federal	$97,200	$-	$86,100	$-
State	6,300	-	6,500	-
Deferred tax liabilities
Federal	-	(869,100)	-	(862,900)
State	-	(59,300)	-	(55,500)
	$103,500	$(928,400)	$92,600	$(918,400)

The deferred tax assets (liabilities) consist of the following temporary differences:

	2015	2014
Depreciation	$(928,400)	$(918,400)
Total gross deferred tax liabilities	(928,400)	(918,400)
Vacation accrual	30,600	31,400
Federal benefit of state taxes	72,900	61,200
Total gross deferred tax assets	103,500	92,600
	$(824,900)	$(825,800)

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 7 – Income Taxes (continued)

The effective income tax rate varies from the statutory federal income tax rate as follows:

	2015	2014
Statutory federal income tax rate	34.0%	34.0%
Increase (decrease):
State income taxes, net of federal benefit	5.8%	5.8%
Nondeductible variable costs of shareholder usage	3.8%	4.7%
Other miscellaneous adjustments	(0.0)%	(0.2)%
Effective Income Tax Rate	43.6%	44.3%

The Company uses the asset-liability method of computing deferred taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 (previously Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”). The difference between the effective tax rate and statutory tax rate is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

ASC Topic 740 requires, among other things, the recognition and measurement of tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of September 30, 2015, the Company did not maintain any tax positions that did not meet the “more likely than not” threshold and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statements of Income and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns generally remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2012, and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2011.

NOTE 8 – Operating Leases

The Company leases a lot in Oceano, California, and is leased at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

Future minimum lease payments under the property lease and the obligation to lease equipment are as follows:

Year Ended September 30,
2016	$3,724
$3,724

Rent expense under these agreements was $42,735 and $42,123 for the years ended September 30, 2015 and 2014, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 9 – Employee Retirement Plan

The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan, for the years ended September 30, 2015 and 2014, is $55,804 and $53,275, respectively.

NOTE 10 – Operating Expenses

Operating expenses for the years ended September 30, 2015 and 2014, consisted of the following:

	2015	2014
Administrative salaries	$502,163	$465,552
Advertising and promotion	50,216	48,874
Auto and truck expense	111,824	140,295
Bad debts	1,070	13
Contract services	94,808	69,111
Corporation expense	49,212	49,163
Custodial supplies	28,796	32,299
Direct labor	1,658,751	1,523,031
Employee travel and training	35,957	20,339
Equipment lease	5,363	5,415
Insurance	634,914	659,110
Miscellaneous	44,596	79,773
Office supplies and expense	51,389	52,167
Payroll tax expense	197,699	168,545
Payroll service	35,003	35,691
Pension plan match	55,804	53,275
Professional services	94,995	91,001
Property taxes	199,816	191,131
Recreational supplies	6,248	9,174
Rent - storage lots	42,735	42,123
Repairs and maintenance	146,773	163,182
Retail operating supplies	3,874	4,777
Security	15,506	10,954
Service charges	136,398	121,828
Taxes and licenses	7,448	16,432
Telephone	40,600	40,143
Uniforms	27,170	23,691
Utilities	577,167	529,983
Total Operating Expenses	$4,856,295	$4,647,072

INDEPENDENT AUDITOR'S REPORT

ON ADDITIONAL INFORMATION

To the Board of Directors and

Shareholders of Pismo Coast Village, Inc.

Pismo Beach, California

Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2015 and 2014 appears on page 16. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of income (unaudited) for the three months ended September 30, 2015 and 2014 are presented for purposes of additional analysis and are not a required part of the basic financial statements. These statements are the responsibility of management and were derived from, and relate directly to, the underlying accounting and other records used to prepare the financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 13, 2015

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME (UNAUDITED) THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014

Income
Resort operations	$1,938,016	$1,895,217
Retail operations	436,660	376,738
Total income	2,374,676	2,271,955

Costs and Expenses
Operating expenses	1,457,006	1,435,273
Cost of goods sold	174,001	164,110
Depreciation	95,951	105,865
Total costs and expenses	1,726,958	1,705,248

Income from operations	647,718	566,707

Other Income (Expense)
Interest income	1,009	1,756
Interest expense	(31,173)	(38,984)
(Loss) on sale of Capital Assets	(1,547)	(29,989)
Total other income (expense)	(31,711)	(67,217)

Income Before Provision for Income Taxes	616,007	499,490

Provision for Tax Expense	213,600	225,300

Net Income	$402,407	$274,190

Earnings Per Share	$225.69	$153.78

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer (who is our principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2015 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures were effective as of such date.

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

As of September 30, 2015, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of September 30, 2015.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

No disclosure is required under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

a.                    The Company's Directors were chosen at the Shareholders’ Annual Meeting held January 17,2015. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

KURT BRITTAIN, Director                                                                                                     Age 85

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

HARRY BUCHAKLIAN, Director                                                                                           Age 83

Harry Buchaklian has a B.A. degree from California State University, Fresno, in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College and technical supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He has been a member of the Board from March 1981 to January 1992 and from September 1995 to present, serving one year as Executive Vice President, and as a chairman of the Policy and Audit Committees. Mr. Buchaklian is currently chairman of the Environmental, Health and Safety Advisory Committee.

RODNEY ENNS, Director                                                                                                  Age 62

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

DOUGLAS EUDALY, Director                                                                                            Age 84

Douglas Eudaly has an associate of arts degree from Fresno City College in elementary education, and a bachelor’s degree in elementary education from Fresno State College in Fresno, California. He has done doctoral studies at Nova University in Ft. Lauderdale, Florida, and received a PhD from Clayton Theological Institute in Clayton, California. He holds life teaching credentials for elementary and junior high schools, and administrative credentials for preschool through adult school. In 1991, Dr. Eudaly retired from the Fresno Unified School District with thirty-one years of service credit—the last five years as program director for the Disability Awareness Program. He was president of the Fresno Teacher’s Association in 1970 – 1971, as well as chairman of the district’s negotiating council and served one term as chief negotiator. He served three years as president of the board of directors for Friendship Center for the Blind, and as chairman of several advisory committees for food banks and other nonprofit organizations. He served more than three years as the deacon chairman at the Evangelical Free Church of Fresno. Dr. Eudaly has served on the Board since January 2002.

WILLIAM FISCHER, Director                                                                                             Age 82

William (Bill) Fischer and his spouse Joy reside in Simi Valley, California. They have four children and five grandchildren. He served four years in the U.S. Air Force during the Korean War, attaining the rank of staff sergeant. He is a graduate of California State University, Northridge, with a B.S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company’s corporate office in Los Angeles, California, as an accounting supervisor. Texaco, Inc. acquired Getty Oil in 1985, and he was promoted to Manager of Benefits Plans Accounting and transferred to Houston, Texas. Mr. Fischer was responsible for the Savings/Thrift, 401(k), and ESOP Plans administration until 1989 when he elected early retirement. He was an independent financial consultant to various companies until 2006. Mr. Fischer also was active in residential real estate from 1989 to 1997, and, since 1980, has had an active real estate broker’s license. He is a member of the Veterans of Foreign Wars, Elks, Moose, and Knights of Columbus organizations. He looks forward to contributing his financial background to the Board. Mr. Fischer served two years as Executive Vice President and five years as Nominating Committee Chairman. He has been on the Board since January 2002.

WAYNE HARDESTY, Director, Chief Financial Officer                                                       Age 82

and Vice President - Finance

Wayne Hardesty graduated from Arizona State University in 1955. He was commissioned an Ensign from the Naval Office Candidate School in Newport, Rhode Island, in 1956, and was immediately assigned to the Navy Area Audit Office in Los Angeles, California, for duty at U.S.C. and General Dynamics-Pomona. He entered civil service in 1959, and remained with the Audit Office until 1973, at which time he became a price analyst for the U.S. Air Force at Norton Air Force Base working on the Minuteman Project. Mr. Hardesty received his MBA from Southern Illinois University in 1980. He retired from civil service in 1988 and became self-employed, primarily in tax preparation for both individual and business returns. He became a licensed Enrolled Agent in 1989 and currently operates Hardesty Financial Services in Rancho Cucamonga, California. Mr. Hardesty has been a member of the Board since September 2008, has served three years as Chairman of the Audit Committee, and is currently serving a third year as Chief Financial Officer and Vice President – Finance.

R. ELAINE HARRIS, Director                                                                                            Age 77

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

DENNIS HEARNE, Director                                                                                              Age 77

Dennis Hearne holds an A.A. degree in business administration from Hartnell Junior College in California. He served two years in the Navy. Prior to retirement, he was employed in a family agriculture business, L.A. Hearne Company, located in the Salinas Valley in California, for thirty-seven years, and presently serves as a director of the company’s board. Mr. Hearne has also served on the board of directors of the California Feed and Grain Association in Sacramento and the California Crop Improvement Association in Davis. He is a member of Knights of Columbus, serving as treasurer and financial secretary for fifteen years. Mr. Hearne is a volunteer fireman with forty years service, serving the rural area in King City, California. He has been a member of the Board of Directors since September 2006, and is currently serving a fifth year as Chairman of the Nominating Committee.

GLENN HICKMAN, Director                                                                                              Age 82

Glenn Hickman has a B.A. in business and a secondary teaching credential from Fresno State University in California. His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal Resources, a subsidiary of Shell Oil Company. Mr. Hickman has been a member of the Board since July 1999 and served nine years as Executive Vice President.

TERRIS HUGHES, Director and Executive Vice President                                               Age 66

Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in California in police science. He was employed by Belridge/Shell Oil for twenty-three years, from 1973 to 1997, holding the position of senior training technician for the last ten years of that time. He was employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties were to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. He retired from Aera Energy LLC on December 31, 2014. Mr. Hughes has been a member of the Board since January 1996, has served one year as Vice President – Policy, and is currently serving a third year as Executive Vice President.

GARRY NELSON, Director                                                                                               Age 65

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

RONALD NUNLIST, Director and President                                                                      Age 77

Ronald Nunlist was employed in the oil business for many years. From 1995 to 1997, he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. From 1997 until his retirement in 1999, Mr. Nunlist was employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations. Mr. Nunlist presently serves as a planning commissioner for the City of Shafter, California. He has been a member of the Board since January 1986, serving five years as President (1992 to 1997), ten years as Vice President – Operations, and is currently serving a fourth year as President.

GEORGE PAPPI, JR., Director Vice President - Secretary                                               Age 53

Mr. Pappi’s current occupation is as a property major case general adjuster for The Hartford Insurance. Other positions held during his more than thirty years of employment include office manager, property and bodily injury adjustor, fire and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California, and is actively involved in a local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004, and is currently serving a second year as Vice President – Secretary.

JERALD PETTIBONE, Director                                                                                        Age 89

Jerry Pettibone sold and retired from his company, Pettibone Signs, in Santa Cruz, California, in 1988. He started the company, which operated statewide, in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985 and 1986. He served on the board of directors of the California Electric Sign Association for twenty-two years, including four years as state president, and was elected a director emeritus. He was active in Rotary International for forty years, serving as district governor for District 5170 with 4,500 members that included the Silicon Valley. A life member of the Disabled American Veterans, he served in the Navy in the South Pacific during World War II. Mr. Pettibone is also a fifty-year life member of the Elks. He has been a member of the Board since January 1993, serving three years as Chief Financial Officer, in addition to serving fifteen years as President of the Company.

DWIGHT PLUMLEY, Director and Vice President - Operations                                       Age 63

Dwight Plumley attended College of the Sequoias in California, studying electronic engineering and construction real estate. In 1973, he started in the produce equipment industry working for Packers Manufacturing, Inc. as a service and installation supervisor. In 1979, he became employed by Pennwalt Corporation, an international equipment producer, as a project manager and supervisor. Mr. Plumley purchased Packers Manufacturing, Inc. in 1987, and, as President, produces fruit and vegetable packing and processing systems, from small to multimillion dollar projects, nationwide and internationally. He has also served on the board of directors for Yosemite Bible Camp, a 60-acre facility for up to 350 campers and staff from 1994 to 2006, and served as church deacon from 1984 to 2004. Mr. Plumley has been a member of the Board of Directors since January 2010, and is currently serving a fourth year as Vice President – Operations.

JERRY ROBERTS, Director                                                                                            Age 62

Jerry Roberts has an associate of arts degree in math and science from the College of the Sequoias, Visalia, California; a bachelor’s degree in biological sciences from the University of the Pacific, Stockton, California; an MBA degree from the Santa Clara University Graduate School of Business, Santa Clara, California; and is licensed by the California State Board of Accountancy as a Certified Public Accountant. He was first licensed in 1982 after fulfilling experience requirements while in the employment of the international accounting firm of Arthur Andersen & Co., and has been a member of the California Society of Certified Public Accountants since 1982. Mr. Roberts is currently a partner in the accounting, tax and consulting firm of Lampros & Roberts, established in 1985, and is Chief Executive Officer of Maximum Living, Inc., a national brand dietary supplement company. Mr. Roberts has been married to his wife Denise since 1978. They have three sons and currently reside in Los Gatos, California. Mr. Roberts has been a member of the Board since March 2013.

GARY WILLEMS, Director                                                                                                   Age 61

Gary Willems holds a B.A. degree in music education and a California life teaching credential from Fresno Pacific University, as well as a professional clear administrative services credential. Mr. Willems started teaching in 1977 and was a Band Director for thirty years in the Dinuba/Reedley area. He was also Head Marching Band Director of the Reedley High School Band from 1985 to 2007. Mr. Willems is an active member of the Music Educators’ Association and is the past president of Fresno and Madera Counties Music Educators’ Association. In 2007, he moved into school administration where he was employed as the Visual and Performing Arts Coordinator and the Administrator of the Dunlap Leadership Academy Charter School (an on-line high school) at Kings Canyon Unified School District. In 2014, Mr. Willems retired from education, and he is now enjoying time with his wife, children and grandchildren. Mr. Willems has served on the Board of Directors since January 2001, and served two years as Vice President – Secretary.

JACK WILLIAMS, Director                                                                                                   Age 65

Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. He was employed as a financial analyst by Texaco Oil Corporation in the Bakersfield, California, area from 1997 until 1999, and as Chief Financial Officer for Goodwill Industries of South-Central California from March 2000 to November 2004. Mr. Williams was an interim-controller for Diversified Utilities Services, a position he held from April 2005 to December 2005. He established his own C.P.A. practice in 1983, which he continues to own and operate. Mr. Williams has been a member of the Board since January 1995, and served sixteen years as Chief Financial Officer and Vice President – Finance.

b.            OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

JAY JAMISON, Chief Executive Officer/General Manager and                                           Age 61

Assistant Corporate Secretary

Jay Jamison has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. In March 2007, the Board changed his title to Chief Executive Officer/General Manager. He has a B.S. degree in Agricultural Management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family’s guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed Thousand Trails resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. Mr. Jamison was appointed to and served as a commissioner on the Pismo Beach Conference and Visitors Bureau from February 1998 to January 2010, serving as Chair from August 1999 until February 2009. At the 1999 National Association of RV Parks and Campgrounds Annual Convention, he was elected to serve on the Board of Directors representing the ten western states. During his two terms on the Board, he served four years as Treasurer of the National Association, a position he held until he termed out December 2005. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross, and served until June 2011, including from June 2006 until July 2008 as Board Chairman. In February 2006, Mr. Jamison was elected to serve as a commissioner on the California Travel and Tourism Commission, which markets California to potential domestic and international visitors. During his two four-year terms, he served on the Audit Committee, two years as committee Chairman, and one year on the Executive Committee. He termed out as a commissioner in June 2014; however, he still remains a member of the Audit Committee. Mr. Jamison was installed as a member of the Board of Directors for the San Luis Obispo County Conference and Visitors Bureau in 2012, and currently serves as Board Chair.

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

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach CA 93449

g.            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers, and persons who beneficially own more than ten percent of a registered class of our equity securities within specified time periods to file with the SEC initial reports (“Form 3”) of beneficial ownership and reports of changes (“Form 4” and “Form 5”) in beneficial ownership of Common Stock of the Company. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all of the Company’s officers, directors and beneficial owners of greater than ten percent of the outstanding Common Stock complied with the Section 16(a) filing requirements for the fiscal year ending September 30, 2015.

ITEM 11.  EXECUTIVE COMPENSATION

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTED DURING THE LAST FISCAL YEAR

This information required by Item 11 is incorporated by reference in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 16, 2016, under the caption “Compensation of Directors and Executive Officers.” The Definitive Proxy Statement is expected to be filed with the Commission on or before December 16, 2015.

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

b.            SECURITY OWNERSHIP OF MANAGEMENT.

The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2015:

Board Member	Title of Class	*Amount of Ownership	Percent of Class

Kurt Brittain	Common Stock	2 Shares	0.111%
12105 Center Avenue
San Martin CA 95046

Harry Buchaklian	Common Stock	1 Share	0.056%
1361 East Ticonderoga Drive
Fresno CA 93720

Rodney Enns	Common Stock	1 Share	0.056%
2577 Sandell Avenue
Kingsburg CA 93631

Douglas Eudaly	Common Stock	6 Shares	0.333%
3918 North Carruth Avenue
Fresno CA 93705

William Fischer	Common Stock	1 Share	0.056%
1947 Sienna Lane
Simi Valley CA 93065

Wayne Hardesty	Common Stock	1 Share	0.056%
8651 Foothill Boulevard Space 110
Rancho Cucamonga CA 91730

R. Elaine Harris	Common Stock	3 Shares	0.166%
3418 El Potrero Lane
Bakersfield CA 93304

Dennis Hearne	Common Stock	2 Shares	0.111%
45075 Merritt Street
King City CA 93930

Glenn Hickman	Common Stock	1 Share	0.056%
3584 West Wathen Avenue
Fresno CA 93711

Terris Hughes	Common Stock	1 Share	0.056%
2426 Sunset Street
Wasco CA 93280

Garry Nelson	Common Stock	1 Share	0.056%
727 Acacia Street
Shafter CA 93263

Ronald Nunlist	Common Stock	4 Shares	0.222%
1105 Minter Avenue
Shafter CA 93263

George Pappi, Jr.	Common Stock	1 Share	0.056%
5728 Via De Mansion
La Verne CA 91750

Jerald Pettibone	Common Stock	3 Shares	0.166%
4179 Court Drive
Santa Cruz CA 95062

Dwight Plumley	Common Stock	3 Shares	0.166%
2728 East Harter Court
Visalia CA 93292

Jerry Roberts	Common Stock	2 Shares	0.111%
16230 Camino Del Sol
Los Gatos CA 95032

Gary Willems	Common Stock	1 Share	0.056%
536 Woodgreen Way
Nipomo CA 93444

Jack Williams	Common Stock	1 Share	0.056%
7801 Revelstoke Way
Bakersfield CA 93309

All Officers and	Common Stock	35 Shares	1.944%
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

OTHER ARRANGEMENTS

During the fiscal years 2015 and 2014, Pismo Coast Village, Inc. paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Pismo Coast Village, Inc.'s benefit.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The shareholders will vote on the independent audit firm for the fiscal year ending September 30, 2016 at the annual shareholders’ meeting held on January 16, 2016.

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm, Brown Armstrong Accountancy Corporation, in each of the last two fiscal years.

	Years ended September 30,

	2015	2014
Audit fees (1)	$56,100	$51,549
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	1,600	1,475
Total	$57,700	$53,024

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

(5)    AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES

For the fiscal years ending September 30, 2015 and September 30, 2014, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

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

Registrant:	PISMO COAST VILLAGE, INC.

By:	/s/ RONALD NUNLIST	Date: November 14, 2015
Ronald Nunlist, President
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAY JAMISON	Date: November 14, 2015
Jay Jamison, Chief Executive Officer,
General Manager and Assistant Corporate Secretary
(principal executive officer)

By:	/s/ WAYNE HARDESTY	Date: November 14, 2015
Wayne Hardesty, Chief Financial Officer,
Vice President – Finance, and Director
(principal financial officer and
principal accounting officer)

By:	/s/ RONALD NUNLIST	Date: November 14, 2015
Ronald Nunlist, President
and Chairman of the Board, and Director

By:	/s/ TERRIS HUGHES	Date: November 14, 2015
Terris Hughes, Executive Vice President
and Director

By:	/s/ GEORGE PAPPI, JR.	Date: November 14, 2015
George Pappi, Jr., Vice President - Secretary
and Director

By:	/s/ DWIGHT PLUMLEY	Date: November 14, 2015
Dwight Plumley, Vice President - Operations
and Director

By:	/s/ KURT BRITTAIN	Date: November 14, 2015
Kurt Brittain, Director

By:	/s/ HARRY BUCHAKLIAN	Date: November 14, 2015
Harry Buchaklian, Director

By:	/s/ RODNEY ENNS	Date: November 14, 2015
Rodney Enns, Director

By:	/s/ DOUGLAS EUDALY	Date: November 14, 2015
Douglas Eudaly, Director

By:	/s/ WILLIAM FISCHER	Date: November 14, 2015
William Fischer, Director

By:	/s/ R. ELAINE HARRIS	Date: November 14, 2015
R. Elaine Harris, Director

By:	/s/ DENNIS HEARNE	Date: November 14, 2015
Dennis Hearne, Director

By:	/s/ GLENN HICKMAN	Date: November 14, 2015
Glenn Hickman, Director

By:	/s/ GARRY NELSON	Date: November 14, 2015
Garry Nelson, Director

By:	/s/ JERALD PETTIBONE	Date: November 14, 2015
Jerald Pettibone, Director

By:	/s/ JERRY ROBERTS	Date: November 14, 2015
Jerry Roberts, Director

By:	/s/ GARY WILLEMS	Date: November 14, 2015
Gary Willems, Director

By:	/s/ JACK WILLIAMS	Date: November 14, 2015
Jack Williams, Director