Form 10-Q
period 2015-12-31
PISMO COAST VILLAGE INC
filed 2016-02-16
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

                  [  ] Non-accelerated filer                                                [X] Smaller reporting compnay

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

The Company has been fortunate not to have significant impact due to the recent economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Fiscal year-to-date site occupancy is up 4.2%, or 1168 nights. Based on advanced reservation deposits, occupancy projections are down 3% compared to this time last year. However, prime time reservations are equal to last year. Revenues from ancillary operations such as the General Store, RV Service, arcade, laundromat, and bike rental are down 18.7% year-to-date, and management feels this trend will improve as business moves into the primary camping season. Industry projections anticipate positive business trends and reasonable fuel prices as the summer season approaches.

RV storage and towing continue to be a primary source of revenue for the Company. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience. Revenues for RV storage and towing are up 1.5% compared to the previous year due to a 5% increase in storage customers and greater site occupancy for storage customers.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in a national “My Favorite Campground” contest sponsored by Woodall’s, Pismo Coast Village was voted as one of the top ten favorite campgrounds for 2011. Also, Pismo Coast Village was one of thirty-four parks nationally to receive an industry rated “A” park from over 33,000 surveys for customer satisfaction in 2015.

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

Income from Resort Operations for the three-month period ended December 31, 2015, increased $95,937, or 7.4%, from the same period in 2014. This increase is primarily due to an $83,640, or 9.7%, increase in year-to-date site revenue as a result of a rate increase, and a 6.0% increase in paid site occupancy.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations increased by $46,963 for the three-month period ended December 31, 2015, 18.1% above the same period in 2014. The General Store showed a $6,655, or 5.0%, increase in revenue, while RV Service and Repair increased revenue 31.8%, or $40,308. Management feels the retail operation’s increase in revenue reflects last year’s temporary loss of an RV repair technician during a majority of the quarter and restructuring the shop’s staff this year.

The Company anticipates slight to moderate increases in both income from resort operations and in retail operations as the fiscal year progresses.

Operating expenses for the three-month period ending December 31, 2015, increased $98,520, or 8.6%, above the same period ended December 31, 2014. This reflects an increase in labor and labor related expenses, credit card processing, electricity, and Wi-Fi. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of goods sold expenses for the three-month period ended December 31, 2015, are 43.5% compared to 42.0% for the same period in 2014, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 2015, was $26,001, compared to $33,078 for the same period ending 2014. The current balance reflects the notes payable as a result of purchasing property in May 2008, as well as property purchased February and April of 2006 to increase RV storage. The Company has also maintained a $500,000 line of credit that currently has no outstanding balance as of December 31, 2015.

Income before provisions for income taxes for the three-month period ended December 31, 2015, increased by $25,255 above the same period in 2013. This increase in income before provision for income taxes is a result of increased total income.

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

LIQUIDITY

The Company's current cash position, as of December 31, 2015, is $2,075,173, which is 13.8% more than the same position in 2014. The cash balance decreased $160,634 from the fiscal year ended September 30, 2015 due to operations expenses and income tax payments. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities increased $12,847 above the same period last year and increased $34,646 since the 2015 fiscal year end, which reflects a timing of capital projects and accrued property taxes. All undisputed payables have been paid in full according to the Company's policy.

Working capital increased to $746,196 at the end of the first quarter of fiscal year 2016, compared with $654,282 at the end of fiscal year 2015.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of approximately $825,000 in fiscal year 2016 to further enhance the resort facilities and services. These projects include building a new RV Service and Repair facility, purchase a new RV storage tow vehicle, purchase a new fork lift, road paving, RV storage security, and repair the Overlook ramp.  Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2015.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three-months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting for the shareholders of Pismo Coast Village, Inc. was held Saturday, January 16, 2016, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting, the following Directors were elected to serve until the annual meeting in January 2017 or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

Brittain, Kurt	684
Buchaklian, Harry	702
Enns, Rodney	702
Eudaly, Douglas	799
Fischer, William	703
Hardesty, Wayne	700
Harris, R. Elaine	837
Hearne, Dennis	690
Hickman, Glenn	683
Hughes, Terris	687
Nelson, Garry	687
Nunlist, Ronald	724
Pappi, Jr., George	733
Pettibone, Jerald	721
Plumley, Dwight	885
Roberts, Jerry	684
Willems, Gary	704
Williams, Jack	698

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matter is set forth below:

Proposal to approve the selection of Brown Armstrong Accountancy Corporation to serve as independent certified public accountants for the Company for Fiscal Year 2015 - 2016:

Affirmative Votes	711
Negative Votes	3
Abstentions	22

ITEM 5.     OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held Saturday, January 16, 2016, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Shareholders’ Meeting:

President	Terris Hughes
Executive Vice President	Garry Nelson
V. P. – Finance/Chief Financial Officer	Wayne Hardesty
V. P. – Operations	Dwight Plumley
V. P. – Secretary	George Pappi, Jr.
Assistant Corporate Secretary	Jay Jamison

ITEM 6.

EXHIBITS

Exhibit No.	Description of Exhibit	Sequential Page Number

27	Financial Data Schedule

99	Accountant’s Review Report

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Terris Hughes, President and Chairman of the Board)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief Executive Officer and principal executive officer)

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Wayne Hardesty, Chief Financial Officer, principal financial officer and principal accounting officer)

32.1	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Terris Hughes, President and Chairman of the Board)

32.2	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief Executive Officer and principal executive officer)

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

PISMO COAST VILLAGE, INC.

(Registrant)

Date:

February 12, 2016

Signature:

/s/ TERRIS HUGHES

Terris Hughes, President and Chairman of the Board

Date:

February 12, 2016

Signature:

/s/ WAYNE HARDESTY

Wayne Hardesty, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:

February 12, 2016

Signature:

/s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc., (Company) as of December 31, 2015 and 2014, and the related statements of income and retained earnings and cash flows for the three-month periods ended December 31, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of September 30, 2015, and the related statements of income and retained earnings, and cash flow for the year then ended, and in our report dated November 13, 2015, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2015, is fairly stated, in all material respects.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

February 12, 2016

PISMO COAST VILLAGE, INC.
BALANCE SHEETS
DECEMBER 31, 2015 AND 2014 AND SEPTEMBER 30, 2015

	December 31,	September 30,	December 31,
	2015	2015	2014
	(Unaudited)	(Audited)	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,075,173	$2,235,807	$1,823,141
Accounts receivable	21,476	43,916	24,762
Inventory	192,571	190,442	193,658
Current deferred taxes	102,700	103,500	92,000
Prepaid expenses	134,010	29,034	146,471
Total current assets	2,525,930	2,602,699	2,280,032

Pismo Coast Village Recreational Vehicle Resort and Related Assets –

Net of accumulated depreciation	14,933,856	14,953,463	14,616,015

Other Assets	5,435	6,018	7,765

Total Assets	$17,465,221	$17,562,180	$16,903,812

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
BALANCE SHEETS
DECEMBER 31, 2015 AND 2014 AND SEPTEMBER 30, 2015

	December 31,	September 30,	December 31,
	2015	2015	2014
	(Unaudited)	(Audited)	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$259,285	$224,639	$246,438
Accrued salaries and vacation	77,882	284,426	69,902
Rental deposits	1,230,518	1,261,191	1,135,891
Income taxes payable	86,800	50,700	76,800
Current portion of long-term debt	125,249	127,461	96,421
Total current liabilities	1,779,734	1,948,417	1,625,452

Long-Term Liabilities
Long-term deferred taxes	921,800	928,400	912,500
N/P Donahue Trans	31,128	36,207	50,973
N/P RLC Funding	25,104	28,072	36,400
N/P Heritage Oaks Bank	1,761,417	1,781,034	2,311,126
Total Liabilities	4,519,183	4,722,130	4,936,451

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued 1,783 shares outstanding at December 31, 2015 and 2014, respectively	5,594,369	5,594,369	5,594,369
Retained earnings	7,351,669	7,245,681	6,372,992
Total stockholders’ equity	12,946,038	12,840,050	11,967,361

Total Liabilities and Stockholders’ Equity	$17,465,221	$17,562,180	$16,903,812

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

	Three Months
	Ended December 31,
	2015	2014
Income
Resort operations	$1,384,251	$1,288,314
Retail operations	305,872	258,909
Total income	1,690,123	1,547,223

Costs and Expenses
Operating expenses	1,244,821	1,146,301
Cost of goods sold	133,090	108,702
Depreciation	100,282	99,513
Total costs and expenses	1,478,193	1,354,516

Income from operations	211,930	192,707

Other Income (Expense)
Interest/dividend income	1,010	504
Interest expense	(26,001)	(33,078)
Loss on disposal of fixed assets	(1,551)	-
Total other income (expense)	(26,542)	(32,574)

Income Before Provision for Income Taxes	185,388	160,133

Income Tax Expense	79,400	71,500

Net Income	105,988	88,633

Retained Earnings – Beginning of Period	7,245,681	6,284,359

Retained Earnings – End of Period	$7,351,669	$6,372,992

Net Income Per Share	$59.44	$49.71

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

	2015		2014
Cash Flows From Operating Activities
Net Income		$105,988		$88,633
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	$100,282		$99,513
(Increase) Decrease in accounts receivable	22,440		(6,772)
(Increase) in inventory	(2,129)		(16,249)
(Decrease) in deferred tax asset	(5,800)		(5,300)
(Increase) in prepaid expenses	(104,974)		(93,450)
Increase in accounts payable and
accrued liabilities	34,646		42,523
(Decrease) in accrued salaries and vacation	(206,544)		(175,204)
Increase in rental deposits	(30,673)		2,876
(Decrease) in Income taxes payable	36,100		(62,300)
Total adjustments		(156,652)		(214,363)

Net cash used in operating activities		(50,664)		(125,730)

Cash Flows From Investing Activities
Disposal of fixed assets	1,551
Capital expenditures	(81,643)		(57,492)
Net cash used in investing activities		(80,092)		(57,492)

Cash Flows from Financing Activities
Principal repayments of note payable	(29,878)		(22,731)
Net cash used in financing activities		(29,878)		(22,731)

Net decrease in cash and cash equivalents		(160,634)		(205,953)

Cash and Cash Equivalents – Beginning of Period		2,235,807		2,029,094

Cash and Cash Equivalents – End of Period		$2,075,173		$1,823,141

Schedule of Payments of Interest and Taxes
Payments for income tax		$49,070		$137,423
Cash paid for interest		$26,001		$33,078

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014 AND SEPTEMBER 30, 2015

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

Advertising

The Company follows the policy of charging the costs of non-direct response advertising as incurred. Advertising expense was $6,337 and $11,071 for the three months ended December 31, 2015 and 2014, respectively. There was no advertising expense capitalized in prepaid expense.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND 2014 AND SEPTEMBER 30, 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

At December 31, 2015, the Company had cash deposits in excess of the $250,000 federally insured limit with Heritage Oaks Bank of $223,015; however, in the past the Company the used an Excess Deposit Insurance Bond which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. Heritage Oaks Bank is a member of CDARS, the Certificate of Deposit Account Registry Service. Large deposits are divided into smaller amounts and placed with other FDIC insured banks, which are also members of the CDARS network. Those member banks then issue CDs in amounts under $250,000, so that the entire investment is eligible for FDIC insurance.

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic 740. ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of December 31, 2015, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. The Company does not expect any material changes in the next year. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2012 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2011.

Subsequent Events

Subsequent events have been evaluated through February 12, 2016, which is the date the financial statements were available to be issued.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND 2014 AND SEPTEMBER 30, 2015

NOTE 3 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At December 31, 2015, September 30, 2015 and December 31, 2014, property and equipment included the following:

	December 31,	September 30,	December 31,
	2015	2015	2014
Land	$10,394,746	$10,394,746	$9,957,263
Building and resort improvements	11,227,437	11,227,437	11,073,714
Furniture, fixtures, equipment and leasehold improvements	641,554	599,355	600,764
Transportation equipment	544,513	479,592	484,607
Construction in progress	76,085	107,225	93,620
	22,884,335	22,808,355	22,209,968
Less: accumulated depreciation	(7,950,479)	(7,854,892)	(7,593,953)
Total	$14,933,856	$14,953,463	$14,616,015

Depreciation expense for December 31, 2015 and 2014 were $100,282 and $99,513, respectively.

NOTE 4 - LINE OF CREDIT

The Company has a revolving line of credit with Heritage Oaks Bank for $500,000, expiring March 22, 2016. There were no outstanding amounts on the line of credit as of December 31, 2015 or 2014.

NOTE 5 - NOTES PAYABLE

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande, California, with Heritage Oaks Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $1,855,525 and was financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $12,335 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal. The Company secured a lease which has been classified as a capital lease and included with notes payable. The capital lease is with Donahue Transportation Services Corp on a 2013 Hino Truck. The lease originated on May 10, 2012. The total balance currently outstanding is $38,638 and is financed over a period of seven years at an interest rate of 4.751%. The payments are currently $1,046 per month interest and principal. The Company secured a lease which has been classified as a capital lease and included with notes payable. The capital lease is with RLC Funding on a security system for Lot-K. The lease originated on Nov. 8, 2013. The total balance currently outstanding is $36,400 and is financed over a period of five years at an interest rate of 13.537% The payments are currently $1,295 per month interest and principal.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND 2014 AND SEPTEMBER 30, 2015

NOTE 5 - NOTE PAYABLE (continued)

At December 31, 2015, future minimum payments are as follows:

Period Ending December 31,
2016	$125,249
2017	127,041
2018	1,686 462
2019	4,146
Total	$1,942,898

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

NOTE 7 - INCOME TAXES

The provision for income taxes is as follows:

	December 31,	December 31,
	2015	2014

Income tax provision	$79,400	$71,500

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of federal tax benefit, and non-deductible variable cost of shareholder usage.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND 2014 AND SEPTEMBER 30, 2015

NOTE 8 - OPERATING LEASES

The Company leases a lot in Oceano, California, to use as storage lot, at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

At December 31, 2015, future minimum lease payments under the copier lease were as follows:

For the Year Ended December 31,
2016	$2,483
Total	$2,483

Rent expense under these agreements was $9,139 and $9,139 for the three-month period ended December 31, 2015 and 2014, respectively.

NOTE 9 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $19,196 and $18,500 for the three months ended December 31, 2015 and 2014, respectively.