Form 10-Q
period 2016-03-31
PISMO COAST VILLAGE INC
filed 2016-05-13
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

YES [  ]     NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.       1,775

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

The Company has been fortunate not to have significant impact due to the recent economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total site occupancy is down 1% compared to this time last year primarily due to rainy weather. Occupancy projections look equal to last year throughout the remainder of the fiscal year.

RV storage and towing continue to be a primary source of revenue for the Company, and has growth of 2.0% for the quarter. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in a national “My Favorite Campground” contest sponsored by Woodalls, Pismo Coast Village was voted as one of the top ten favorite campgrounds for 2011. Also, Pismo Coast Village was one of thirty-four parks nationally to receive an industry rated “A” park from over 30,000 surveys for customer satisfaction in 2015.

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

Income from resort operations for the three-month period ended March 31, 2016, increased $53,152, or 3.9%, above the same period in 2015. This increase in income reflects a $49,369, or 5.3%, increase in site revenue, and an increase of $15,810, or 4.8%, in RV storage. Resort Operations Income for the six-months ended March 31, 2016, increased $149,089, or 5.6%, from the same period ended March 31, 2015. This increase is due primarily to an increase of $133,010, or 7.4%, in site rental revenue. RV storage activity contributed to this increase with a 1.7%, or $13,842, increase in revenue.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations for the three-month period ended March 31, 2016, increased $51,557, or 20.6%, above the same period in 2015. The General Store revenue was down $6,087, or 4.0%, and RV Service revenue increased $57,644, or 57.1%, from the previous year. Income from Retail Operations for the six-month period ending March 31, 2016, increased by $98,520, or 19.3%, above the same period ended March 31, 2015. The General Store was up $567, or 0.2%, and RV Service was up $97,952, or 43.0%. Management continues to place importance upon ongoing review of retail product mix, attention to service, and staff training. The Company anticipates positive performance in income from retail operations through the remainder of fiscal year 2016.

Operating expenses for the three-month period ending March 31, 2016, increased $152,148, or 13.9%, above the same period ended March 31, 2015. This increase in expenses primarily reflects labor and labor related expenses, workers’ compensation, landscaping, electricity, Wi-Fi, and garbage. For the six-month period ending March 31, 2016, operating expenses increased by $250,668, or 11.2%, above the same period in 2015. This increase reflects labor and labor related expenses, workers’ compensation, property taxes, travel and training, landscaping, Wi-Fi, electricity, garbage, and advertising. Due to severe windstorms, the Company decided to remove many mature trees to minimize risk. The tree removal and replacement will create a significant expense, and will be reflected in this and the following quarters. Management continues to review and scrutinize expenses in order to maximize efficiency and profitability. Due to the age of the Resort, the Company is undertaking maintenance activity that is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, utility improvements, landscaping, and building repair.

Cost of Goods Sold expenses, as a percentage of retail income for the three-months ended March 31, 2016, are 41.2% compared to 47.6% for the same period in 2015. For the six-months ended March 31, 2016, Cost of Goods Sold expenses were 42.4 % compared to 44.7% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three-months ended March 31, 2016, is $25,936, compared to $31,937 for the same period in 2015. For the six-month period ended March 31, 2016, compared to the same period in 2015, interest expense was $51,937 and $65,015, respectively. This expense reflects financing for the purchase of additional RV storage properties that closed escrow January 11, 2006, April 6, 2006, and March 5, 2008.

Income before provision for income tax for the three-month period ended March 31, 2016, decreased by $51,927, reflecting increased expenses in resort operations compared to the previous year. For the six-months ended March 31, 2016, income before provisions for income tax decreased by $26,672, reflecting increased expenses from resort operations. Revenues during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

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

LIQUIDITY

The Company's current cash position as of March 31, 2016, is $2,485,816, which is 5.2% less than the same position in 2015. This decrease is primarily due to the Company’s redemption of Company stock and timing of capital expenditures. The cash balance increased $250,009 from fiscal year ended September 30, 2015, due to increase in rental deposits. The present level of cash is being maintained in anticipation of large capital expenditures. Management is planning and implementing long-term renovations to the Resort property, which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles and replacing restroom buildings.

Accounts payable and accrued liabilities decreased $6,538 below the same period last year and increased $18,308 since the 2015 fiscal year end, which reflects a timing of capital projects and accrued property taxes. All undisputed payables have been paid in full according to the Company's policy.

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

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of approximately $825,000 in fiscal year 2016 to further enhance the resort facilities and services. These projects include building a new RV Service and Repair facility, purchase a new RV storage tow vehicle, purchase a new forklift, road paving, RV storage security, and repair the Overlook ramp. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

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

The Company redeemed eight shares during the quarter for $27,000 each. At this time the stock has not been retired.

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

The public may read and copy any of the materials filed with the Securities and Exchange Commission on official business days during the hours of 10:00 a.m. to 3:00 p.m., at the SEC's Public Reference Room located at 100 F Street, N. E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy statements, and other information that the Company files with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of March 31, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2015.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six-months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PISMO COAST VILLAGE, INC.

(Registrant)

Date:	May 12, 2016

Signature:	/s/ TERRIS HUGHES
Terris Hughes, President and Chairman of the Board

Date:	May 12, 2016

Signature:	/s/ WAYNE HARDESTY
Wayne Hardesty, V.P. - Finance/Chief Financial Officer
(principal financial officer and principal accounting officer)

Date:	May 12, 2016

Signature:	/s/ JAY JAMISON
Jay Jamison, General Manager/Chief Executive Officer
(principal executive officer)

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. (Company) as of March 31, 2016 and 2015 and the related statements of operations and retained earnings and cash flows for the three and six-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of September 30, 2015, and the related statements of operations and retained earnings, and cash flow for the year then ended, and in our report dated November 13, 2015, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2015, is fairly stated, in all material respects.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

May 13, 2016

PISMO COAST VILLAGE, INC. BALANCE SHEETS MARCH 31, 2016 AND 2015 AND SEPTEMBER 30, 2015

	March 31, 2016 (Unaudited)	September 30, 2015 (Audited)	March 31, 2015 (Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$2,485,816	$2,235,807	$2,623,043
Accounts receivable	16,237	43,916	21,800
Inventory	196,024	190,442	204,520
Current deferred taxes	103,400	103,500	90,100
Prepaid income taxes	357,200	-	34,500
Prepaid expenses	25,333	29,034	40,439
Total current assets	3,184,010	2,602,699	3,014,402

Pismo Coast Village Recreational Vehicle Resort and Related Assets –
Net of accumulated depreciation	14,966,062	14,953,463	14,587,941

Other Assets	4,853	6,018	7,183

Total Assets	$18,154,925	$17,562,180	$17,609,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$242,947	$224,639	$249,485
Accrued salaries and vacation	76,288	284,426	71,207
Rental deposits	1,963,682	1,261,191	1,903,863
Income taxes payable	-	50,700	-
Current portion of long-term debt	138,514	127,461	97,237
Total current liabilities	2,421,431	1,948,417	2,321,792

Long-Term Liabilities
Long-term deferred taxes	927,700	928,400	893,800
N/P Donahue Trans	93,396	36,207	46,129
N/P RLC Funding	22,035	28,072	33,717
N/P Heritage Oaks Bank	1,736,790	1,781,034	2,293,965
Total Liabilities	5,201,352	4,722,130	5,589,403

Stockholders’ Equity
Common stock – no par value, 1,800 shares Issued, 1,775 and 1783 shares outstanding at March 31, 2016 and 2015, respectively	5,569,268	5,594,369	5,594,369
Retained earnings	7,384,305	7,245,681	6,425,754
Total stockholders’ equity	12,953,573	12,840,050	12,020,123

Total Liabilities and Stockholders’ Equity	$18,154,925	$17,562,180	$17,609,526

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED) THREE AND SIX MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended March 31,		Six Months Ended March 31,

	2016	2015	2016	2015
Income
Resort operations	$1,421,912	$1,368,760	$2,806,163	$2,657,074
Retail operations	302,315	250,758	608,187	509,667
Total income	1,724,227	1,619,518	3,414,350	3,166,741

Cost and Expenses
Operating expenses	1,247,382	1,095,234	2,492,203	2,241,535
Cost of goods sold	124,508	119,334	257,598	228,036
Depreciation and amortization	105,175	99,490	205,457	199,003
Total cost and expenses	1,477,065	1,314,058	2,955,258	2,668,574

Income from Operations	247,162	305,460	459,092	498,167

Other Income (Expense)
Interest and dividend income	1,509	1,139	2,519	1,643
Interest expense	(25,936)	(31,937)	(51,937)	(65,015)
Loss on disposal of fixed assets	-	-	(1,551)	-
Total other income (expense)	(24,427)	(30,798)	(50,969)	(63,372)

Income Before Provision for Income Tax	222,735	274,662	408,123	434,795

Income Tax Expense (benefit)	(800)	221,900	78,600	293,400

Net Income	$223,535	$52,762	329,523	141,395

Retained Earnings – Beginning of Period			7,245,681	6,284,359

Redemption of Stock	(190,899)		(190,899)	-

Retained Earnings – End of Period			$7,384,305	$6,425,754

Net Income Per Share	$125.94	$29.59	$185.65	$79.30

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (Unaudited) SIX MONTHS ENDED MARCH 31, 2016 AND 2015

	2016		2015
Cash Flows From Operating Activities
Net Income		$329,523		$141,395
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	$205,457		$199,003
(Increase) Decrease in accounts receivable	27,679		(3,810)
(Increase) in inventory	(5,582)		(27,111)
(Increase) Decrease in current deferred taxes	(600)		2,500
(Increase) in prepaid income taxes	(357,200)		(34,500)
Increase (Decrease) in prepaid expenses	3,701		12,582
Decrease in other assets	-		1,164
Increase in accounts payable and accrued expenses	18,308		45,571
(Decrease) in accrued salaries and vacation	(208,138)		(173,899)
Increase in rental deposits	702,491		770,848
Income taxes payable	(50,700)		(139,100)
(Decrease) in deferred taxes	-		(24,600)
Total adjustments		335,416		628,648

Net cash provided by operating activities		664,939		770,043

Cash Flows Used in Investing Activities
Capital expenditures	(218,442)		(129,490)
Loss from sale of assets	1,551		-
Net cash used in investing activities		(216,891)		(129,490)

Cash Flows from Financing Activities
Redemption of Stock	(216,000)		-
Principal payments on notes payable	17,961		(46,604)
Net cash used in financing activities		(198,039)		(46,604)

Net increase in cash and cash equivalents		250,009		593,949

Cash and Cash Equivalents – Beginning of Period		2,235,807		2,029,094

Cash and Cash Equivalents – End of Period		$2,485,816		$2,623,043

Schedule of Payments of Interest and Taxes
Payments for interest		$51,937		$65,015
Payments for income tax		$438,000		$350,000

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015 (Unaudited) AND SEPTEMBER 30, 2015 (Audited)

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

Earnings Per Share

The earnings per share reported on the financial statements are based on the 1,775 and 1783 shares outstanding as of the balance sheet dates. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments, including certificates of deposit with maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

At March 31, 2016, the Company had cash deposits in excess of the $250,000 federally insured limit with Heritage Oaks Bank of $746,611; however, in the past the Company has used Excess Deposit Insurance Bond, which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. Heritage Oaks Bank is a member of CDARS, the Certificate of Deposit Account Registry Service. Large deposits are divided into smaller amounts and placed with other FDIC insured banks, which are also members of the CDARS network. Then, those member banks issued CDs in amounts under $250,000, so that the entire investment is eligible for FDIC insurance.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2016 AND 2015 (Unaudited) AND SEPTEMBER 30, 2015 (Audited)

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

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of March 31, 2016, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the internal Revenue Service for fiscal years ending on or after September 30, 2012 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2011.

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

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $23,311 and $18,166 for the six months ended March 31, 2016 and 2015, respectively. There was no advertising expense capitalized in prepaid expense.

Subsequent Events

Subsequent events have been evaluated May 13, 2016, which is the date the financial statements were available to be issued.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2016 AND 2015 (Unaudited) AND SEPTEMBER 30, 2015 (Audited)

NOTE 2 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At March 31, 2016, September 30, 2015, and March 31, 2015, property and equipment included the following:

	March 31, 2016	September 30, 2015	March 31, 2015

Land	$10,394,746	$10,394,746	$9,957,263
Building and resort improvements	11,227,437	11,227,437	11,073,714
Furniture, fixtures, equipment and leasehold improvements	694,354	599,355	600,764
Transportation equipment	625,219	479,592	484,607
Construction in progress	79,378	107,225	164,454
	23,021,134	22,808,355	22,280,802
Less: accumulated depreciation	(8,055,072)	(7,854,892)	(7,692,861)
	$14,966,062	$14,953,463	$14,587,941

NOTE 3 - LINE OF CREDIT

The Company has a revolving line of credit with Heritage Oaks Bank for $500,000, which expires March 21, 2017. There were no outstanding amounts on the line of credit as of March 31, 2016 and 2015 and September 30, 2015.

NOTE 4 - NOTE PAYABLE

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande, California, with Heritage Oaks Bank. The loan originated on May 8, 2008. The total loan currently outstanding is $1,832,313 and financed over a period of ten years at a variable interest rate currently at 5.0%. The payments are currently $15,416 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $10,185 and financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal. The Company secured a lease, which has been classified as a capital lease and included with notes payable. The capital lease is with Donahue Transportation Service Corp on a 2013 Hino Truck. The lease originated on May 10, 2012. The total balance currently outstanding is $35,947 and is financed over a period of seven years at an interest rate of 4.751%. The payments are currently $1,046 per month interest and principal. The Company secured a lease, which has been classified as a capital lease and included with notes payable. The capital lease is with RLC Funding on a security system for Lot-K. The lease originated on November 8, 2013. The total balance currently outstanding is $33,717 and is financed over a period of five years at an interest rate of 13.537%. The payments are currently $1,295 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2015 Hino Truck. The loan originated on January 8, 2016. The total loan currently outstanding is $78,573 and financed over a period of seven years at an interest rate of 4.532%. The payments are currently $1,116 per month interest and principal.

~~P~~ISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2016 AND 2015 (Unaudited) AND SEPTEMBER 30, 2015 (Audited)

NOTE 4 - NOTE PAYABLE (continued)

At March 31, 2016, future minimum payments are as follows:

Period Ended March 31,
2016	$138,514
2017	135,905
2018	1,668,227
2019	12,539
2020	12,029
Thereafter	23,521
Total	$1,990,735

NOTE 5 - COMMON STOCK

Each share of stock is intended to provide the shareholder with free use of the resort for a maximum of 45 nights per year. If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

A shareholder is entitled to a pro rata share of any dividends as well as a pro rata share of the assets of the Company in the event of its liquidation or sale. The shares are personal property and do not constitute an interest in real property. The ownership of a share does not entitle the owner to any interest in any particular site or camping period.

During the quarter ended March 31, 2016, the Company repurchased eight shares of its common stock for $27,000 per share for a total of $216,000 in cash. The repurchase was recorded as a decrease in common stock of $25,101 equal to the original sale price of the shares, and a reduction of the remaining $190,899 was recorded as a reduction in retained earnings.

NOTE 6 - INCOME TAXES

The provision for income taxes is as follows:

	March 31, 2016	March 31, 2015

Income tax expense	$78,600	$293,400

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of federal tax benefit, and nondeductible variable costs of shareholder usage.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2016 AND 2015 (Unaudited) AND SEPTEMBER 30, 2015 (Audited)

NOTE 7 - OPERATING LEASES

The Company leases a lot in Oceano, California, to use as storage lot at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

At March 31, 2016, future minimum lease payments to lease equipment are as follows:

For the Period Ended March 31,
2016	$1,241
Total	$1,241

Rent expense under these agreements was $18,277 and $18,277 for the six-month period ended March 31, 2016 and 2015, respectively.

NOTE 8 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $31,791 for the six months ended March 31, 2016. The contribution to the pension plan for the six months ended March 31, 2015 was $30,919.