Form 10-Q
period 2016-06-30
PISMO COAST VILLAGE INC
filed 2016-08-12
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total site occupancy is up 0.7% compared to this time last year due to good weather conditions. Occupancy projections look equal to last year throughout the remainder of the fiscal year. Revenues from ancillary operations such as the store, arcade, laundromat, and bike rental are slightly improved year-to-date, and management feels this is directly related to the economy, and this trend will continue throughout the remainder of the fiscal year.

RV storage continues to be a major source of revenue for the Company, and has enjoyed growth of 7.3% for the quarter. At this time, RV Storage is considered at maximum capacity with a substantial waiting list. RV storage provides numerous benefits to the customer, including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

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

Income from resort operations for the three-month period ended June 30, 2016, increased $17,000, or 1.0%, above the same period in 2015. Resort Income for the nine months ended June 30, 2016, increased $166,899, or 3.8%, above the same period ended June 30, 2015. This increase in the quarter ending June 30, 2016, is due primarily to a $23,761, or 7.3%, increase in RV Storage. Site rental revenue was down 2.4% below the same period last year due to Spring Break, an annual high occupancy period of two weeks, was during the previous quarter. The increase in Resort Operations Income for the nine-month period reflects increases in site rental of $102,802, or 3.3%, and $54,480, or 5.6%, in storage activity for the reasons mentioned above. Management feels these increases in revenue reflect ongoing loyalty from return customers that appreciate the Resort’s location and commitment to quality guest services.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from Retail Operations, for the three-month period ending June 30, 2016, decreased $13,578, or 3.7%, below the same period in 2015. This decrease reflects a $26,523, or 11.7%, decrease in the General Store primarily due to Spring Break, an annual high occupancy period being scheduled in the previous quarter. The RV Service revenue increased by $12,945, or 9.2%, over the previous year. Income from Retail Operations for the nine-month period ending June 30, 2016, increased by $84,942, or 9.6%, above the same period ended June 30, 2015. This reflects a $25,956, or 5.1%, decrease in the General Store income and an $110,898, or 30.1%, increase in RV Service income. Management feels this increase in revenue from RV Service operations reflects current emphasis providing quality customer service and advertising. The Company anticipates similar activity in both income from resort operations and retail operations through the remainder of fiscal year 2016.

Operating expenses for the quarter ended June 30, 2016, increased $111,181, or 9.6%, from the same period in 2015. This increase in expense is primarily a result of labor and labor related expenses, workers’ compensation insurance, electricity, Wi-Fi, and landscaping due to tree removal. Operating expenses for the nine-month period ended June 30, 2016, increased $361,849, or 10.6%, from the same period in 2015. This increase is primarily due to labor and labor related expenses, workers’ compensation insurance, landscaping due to tree removal, credit card processing fees, repairs and maintenance, garbage, Wi-Fi, vehicle expense, and electricity.

Cost of Goods Sold for 2016 are within projected levels at 39.2% of retail sales for the quarter and 41.3% year-to-date. Cost of Goods Sold for 2015 was 44.2% and 44.5%, respectively.

Interest Expense for the three-month and nine-month periods ended June 30, 2016, is $25,704 and $77,641, respectively, compared to $32,215 and $97,230 the previous year. This decrease in interest expense reflects the current interest rate, and the Company’s decision to make accelerated payments towards the note.

Net Income for the quarter ending June 30, 2016, decreased by $191,388, or 46%, compared with the same period ending June 30, 2015. This quarterly decrease in Net Income is primarily due to increased operating expenses, specifically tree removal, and an increase in provision for income tax expense. Net Income for the nine-months ending June 30, 2016, decreased by $3,260, or 0.06%, compared with the same period ending June 30, 2015. This decrease in Net Income is a result of an increase in operating expenses, specifically tree removal. The last quarter of 2016 is expected to provide adequate resources for continuing business and provide for planned capital expenditures.

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

LIQUIDITY

The Company's current cash position, as of June 30, 2016, is $2,387,331, which is 11.5% less than the same position in 2015. This decrease is primarily due to the Company’s redemption of Company stock and timing of capital expenditures. The cash balance increased $151,524 from fiscal year ended September 30, 2015, due to increased rental deposits. The present level of cash is being maintained in anticipation of large capital expenditures in the upcoming fiscal year.

Accounts Payable and accrued liabilities decreased $27,923 to an amount of $181,980 for June 30, 2016, compared to the same period ending 2015. This decrease was primarily due to timing of payment of monthly liabilities. All undisputed payables have been paid in full according to the Company's policy.

Accounts Receivable for the period ending June 30, 2016, decreased $9,181 below June 30, 2015, and reflects overall effort by staff on collections.

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

The Company redeemed eight shares during the second quarter for $27,000 each. At this time the stock has not been retired.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2015.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine-months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:          August 12, 2016

Signature:   /s/ TERRIS HUGHES

Terris Hughes, President and Chairman of the Board

Date:          August 12, 2016

Signature:   /s/ WAYNE HARDESTY

Wayne Hardesty, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          August 12, 2016

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. (Company) as of June 30, 2016 and 2015, and the related statements of income and retained earnings and cash flows for the three and nine-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of September 30, 2015, and the related statements of income and retained earnings, and cash flow for the year then ended, and in our report dated November 13, 2015, we expressed an unmodified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2015, is fairly stated, in all material respects.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

August 12, 2016

PISMO COAST VILLAGE, INC. BALANCE SHEETS JUNE 30, 2016 AND 2015 AND SEPTEMBER 30, 2015

	June 30, 2016 (Unaudited)	September 30, 2015 (Audited)	June 30, 2015 (Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$2,387,331	$2,235,807	$2,698,517
Accounts receivable	11,917	43,916	21,098
Inventory	228,888	190,442	194,886
Current deferred income taxes	103,300	103,500	91,500
Prepaid income taxes	223,900	-	-
Prepaid expenses	10,621	29,034	59,745
Deposits	32,592	-	-
Total current assets	2,998,549	2,602,699	3,065,746

Pismo Coast Village Recreational Vehicle Resort and Related Assets –
Net of accumulated depreciation	14,893,971	14,953,463	14,933,726

Other Assets	4,271	6,018	6,600

Total Assets	$17,896,791	$17,562,180	$18,006,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$181,980	$224,639	$209,903
Accrued salaries and vacation	84,495	284,426	71,039
Rental deposits	1,916,798	1,261,191	1,741,228
Income taxes payable	-	50,700	191,900
Current portion of long-term debt	160,267	127,461	98,755
Total current liabilities	2,343,540	1,948,417	2,312,825

Long-Term Liabilities
Long-term deferred income taxes	926,600	928,400	906,900
Note payable Donahue Transportation, net of current portion	87,960	36,207	41,208
Note payable RLC Funding, net of current portion	18,860	28,072	30,942
Note payable Heritage Oaks Bank, net of current portion	1,340,126	1,781,034	2,276,554
Total Liabilities	4,717,086	4,722,130	5,568,429

Stockholders’ Equity
Common stock – no par value, 1,800 shares Issued, 1,775 and 1,783 shares outstanding at June 30, 2016 and 2015, respectively	5,569,268	5,594,369	5,594,369
Retained earnings	7,610,437	7,245,681	6,843,274
Total stockholders’ equity	13,179,705	12,840,050	12,437,643

Total Liabilities and Stockholders’ Equity	$17,896,791	$17,562,180	$18,006,072

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED) THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015

	Three Months Ended June 30,		Nine Months Ended June 30,

	2016	2015	2016	2015
Income
Resort operations	$1,752,900	$1,735,090	$4,559,063	$4,392,164
Retail operations	354,332	367,910	962,519	877,577
Total income	2,107,232	2,103,000	5,521,582	5,269,741

Cost and Expenses
Operating expenses	1,268,935	1,157,754	3,761,138	3,399,289
Cost of goods sold	138,786	162,832	396,384	390,868
Depreciation and amortization	105,392	95,556	310,849	294,559
Total cost and expenses	1,513,113	1,416,142	4,468,371	4,084,716

Income from Operations	594,119	686,858	1,053,211	1,185,025

Other Income (Expense)
Interest and dividend income	1,017	977	3,536	2,620
Interest expense	(25,704)	(32,215)	(77,641)	(97,230)
Loss on disposal of fixed assets	-	-	(1,551)	-
Total other (expense)	(24,687)	(31,238)	(75,656)	(94,610)

Net Income Before Provision for Income Tax	569,432	655,620	977,555	1,090,415

Provision for Income Tax Expense	343,300	238,100	421,900	531,500

Net Income	$226,132	$417,520	555,655	558,915

Retained Earnings – Beginning of Period			7,245,681	6,284,359

Redemption of Stock	-	-	(190,899)	-

Retained Earnings – End of Period			$7,610,437	$6,843,274

Net Income Per Share	$127.40	$234.17	$313.05	$313.47

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (UNAUDITED) NINE MONTHS ENDED JUNE 30, 2016 AND 2015

	2016		2015
Cash Flows From Operating Activities
Net Income		$555,655		$558,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$310,849		$294,559
Changes in operating assets and liabilities
(Increase) Decrease in accounts receivable	31,999		(3,108)
(Increase) in inventory	(38,446)		(17,477)
Decrease in current deferred income taxes	200		1,100
(Decrease) in prepaid income taxes	(223,900)		-
(Decrease) in prepaid expenses	18,413		(6,724)
Deposits	(32,592)		-
Decrease (Increase) in accounts payable and accrued expenses	(42,659)		5,988
Decrease in accrued salaries and vacation	(199,931)		(174,067)
Increase in rental deposits	655,607		608,213
(Decrease) Increase in Income taxes payable	(50,700)		52,800
(Decrease) in long term deferred income taxes	(1,800)		(11,500)
Total adjustments		427,040		749,784

Net cash provided by operating activities		982,695		1,308,699

Cash Flows Used in Investing Activities
Capital expenditures	(249,610)		(569,084)
Net cash used in investing activities		(249,610)		(569,084)

Cash Flows from Financing Activities
Redemption of Stock	(216,000)		-
Principal payments on notes payable	(365,561)		(70,192)
Net cash (used in) financing activities		(581,561)		(70,192)

Net increase (decrease) in cash and cash equivalents		151,524		669,423

Cash and Cash Equivalents – Beginning of Period		2,235,807		2,029,094

Cash and Cash Equivalents – End of Period		$2,387,331		$2,698,517

Schedule of Payments of Interest and Taxes
Cash paid for interest during the period		$(77,641)		$97,230
Cash paid for income taxes during the period		$649,000		$490,300

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015 (Unaudited) AND SEPTEMBER 30, 2015 (Audited)

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

Earnings Per Share

The earnings per share reported on the financial statements are based on the 1,775 and 1,787 shares outstanding as of the balance sheet dates. The financial statements report only basic earnings per share as there are no potentially dilutive shares outstanding.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with maturities of three months or less when purchased, to be cash equivalents.

Concentrations of Credit Risk

At June 30, 2016, the Company had cash deposits in excess of the $250,000 federally insured limit with Heritage Oaks Bank of $598,133; however, in the past the Company has used an Excess Deposit Insurance Bond, which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. Heritage Oaks Bank is a member of CDARS, the Certificate of Deposit Account Registry Service. Large deposits are divided into smaller amounts and placed with other FDIC insured banks, which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire investment is eligible for FDIC insurance.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2016 AND 2015 (Unaudited) AND SEPTEMBER 30, 2015 (Audited)

NOTE 1 – NATURE OF BUSINESS (Continued)

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic 740. ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of June 30, 2016, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. The Company’s policy is to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statements of Income and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2012 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2011

Use of Estimates

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

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $28,516 and $26,893 for the nine months ended June 30, 2016 and 2015, respectively. There was no advertising expense capitalized in prepaid expense.

Subsequent Events

Events subsequent to June 30, 2016 have been evaluated through August 12, 2016, which is the date the financial statements were available to be issued.

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2016 AND 2015 (Unaudited) AND SEPTEMBER 30, 2015 (Audited)

NOTE 2 – PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At June 30, 2016, September 30, 2015 and June 30, 2015, property and equipment included the following:

	June 30, 2016	September 30, 2015	June 30, 2015

Land	$10,394,746	$10,394,746	$10,383,171
Building and resort improvements	11,227,437	11,227,437	11,169,548
Furniture, fixtures, equipment and leasehold improvements	710,084	599,355	613,234
Transportation equipment	628,999	479,592	484,607
Construction in progress	92,587	107,225	71,000
	23,053,853	22,808,355	22,721,560
Less: accumulated depreciation	(8,159,882)	(7,854,892)	(7,787,834)
	$14,893,971	$14,953,463	$14,933,726

NOTE 3 – LINE OF CREDIT

The Company has a revolving line of credit with Heritage Oaks Bank for $500,000, expiring March 21, 2017. There was no outstanding amount for the line of credit at June 30, 2016, September 30, 2015, and June 30, 2015.

NOTE 4 – NOTES PAYABLE

The Company secured permanent financing on the purchase of storage lot land in Arroyo Grande, California, with Heritage Oaks Bank. The loan was originated on May 8, 2008. The total loan currently outstanding is $1,458,954 and was financed over a period of ten years at a variable interest rate currently at 5.5%. The payments are currently $15,416 per month. interest and principal. The Company secured a note payable with Donahue Transportation Services Corp on a 2008 Tow Truck. The loan originated on December 9, 2009. The total loan currently outstanding is $7,983 and was financed over a period of seven years at an interest rate of 8.39%. The payments are currently $799 per month interest and principal. The Company secured a lease, which has been classified as a capital lease and included with notes payable.

The capital lease is with Donahue Transportation Services Corp on a 2013 Hino Truck. The lease originated on May 10, 2012. The total balance currently outstanding is $33,224 and is financed over a period of seven years at an interest rate of 4.751%. The payments are currently $1,046 per month interest and principal. The Company secured a lease, which has been classified as a capital lease and included with notes payable. The capital lease is with RLC Funding on a security system for Lot-K. The lease originated on November 8, 2013. The total balance currently outstanding is $30,942 and is financed over a period of five years at an interest rate of 13.537%. The payments are currently $1,295 per month interest and principal. The Company secured a vehicle lease with Donahue Transportation Services Corp on a 2015 Hino Truck. The loan originated on January 8, 2016. The total loan currently outstanding is $76,105 and financed over a period of seven years at an interest rate of 4.532%. the payments are currently $1,116 per month interest and principal.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2016 AND 2015(Unaudited) AND SEPTEMBER 30, 2015(Audited)

NOTE 4 – NOTES PAYABLE (Continued)

At June 30, 2016, minimum payments are as follows:

For The Year Ending June 30,
2016	$160,267
2017	1,376,335
2018	26,390
2019	11,628
2020	12,166
Thereafter	20,427
Total	$1,607,213

NOTE 5 – COMMON STOCK

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

During the second quarter, the Company repurchased 8 (eight) shares of its common stock for $27,000 per share for a total of $216,000 in cash. The repurchase was recorded as a decrease in common stock of $25,101 equal to the original sale price of the shares, and a reduction of the remaining $190,899 was recorded as a reduction in retained earnings.

NOTE 6 – INCOME TAXES

The provision for income taxes is as follows:

	June 30, 2016	June 30, 2015

Income tax expense	$421,900	$531,500

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of federal tax benefit and nondeductible variable costs of shareholder usage.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2016 AND 2015(Unaudited) AND SEPTEMBER 30, 2015(Audited)

NOTE 7 – OPERATING LEASES

The Company leases a lot in Oceano, California, to use as storage lot, at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $414 per month.

Rent expense under these agreements were $33,781 and $33,596 for the nine-month period ended June 30, 2016 and 2015, respectively.

NOTE 8 – EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $43,591 and $43,077 for the nine months ended June 30, 2016 and 2015, respectively.