Form 10-K
period 2016-09-30
PISMO COAST VILLAGE INC
filed 2016-12-19
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended September 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                  [  ] Large accelerated filer                                        [  ] Accelerated filer

                  [  ] Non-accelerated filer                                           [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES [  ]           NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.        $60,935,000

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     YES [  ]      NO [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.           1,775

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2016 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 21, 2017, are incorporated by reference into Part III.

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

Competition for the tourist market is strong between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's Internet web page and social media to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $46,998 for fiscal year 2016, which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

EMPLOYEES

As of September 30, 2016, the Company employed approximately 64 people with 29 of these on a part-time basis and 35 on a full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 55 employees to 67 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION

The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing operational expenses and conducting a local comparative rate study,the Board of Directors (Board) voted to increase the base rate for RV storage $5 per month effective January 1, 2015. The Board also voted at the May 2016 meeting to increase all nightly rates $3 per night effective January 1, 2017. It is anticipated the proposed rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

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

On May 20, 2015, the Company closed escrow on a one-acre property located at 2096 Nipomo Street in Oceano, California, to be developed as an RV Repair and Service facility. The purchase price was $425,000 and required the demolition of a two-story residence. The Company successfully expanded the usable property area by seeking road abandonment. Currently the project is in the permit process with San Luis Obispo County.

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

1.   TRAILER STORAGE YARDS

In 1986, the Company leased a parcel of land 100 feet wide by 960 feet long, located at 2030 Front Street in Oceano, California, from the Union Pacific Railroad Corporation. The property is being used by the Company as a storage facility for recreational vehicles. Capital improvements in the amount of $40,000 were made to this property, which provides storage for approximately 180 units. On July 29, 2005, Union Pacific Railroad Corporation sold the property to the Weyrick Family Trust, who, after entering into a five-year lease, agreed to sell the property to the Company for $925,000. This transaction was completed April 6, 2006.

Associated with the previously mentioned property, and included within the fenced storage perimeter, is the lease of a ten-foot by 960-foot section belonging to Union Pacific Railroad. This lease also allows for the Company's fence to encroach upon the lessor's property. This annual lease is currently $6,365, with a 3% automatic annual increase.

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

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 per month for the second year, and continuing years are tied to the "CPI" index. During fiscal year 2016, lease payments were made in the amount of $36,701. Current rent payments are $3,095 and may be impacted in the future by the flood district assessment.

The Resort leases out areas to other companies to insure that the best service and equipment are available for guest use or creates cash flow for the Company. These areas are leased from the Company pursuant to the herein below described leases.

1.   RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC.

This agreement is dated November 1, 2016, and pursuant to this agreement, the Company granted Coin Amusements, Inc. the concession to operate various coin-operated game units at the Resort. The one-year term expires on October 31, 2017, and continued renewal is expected without significant impact.

2.   WASH MULTIFAMILY LAUNDRY SYSTEMS, GOLETA, CA

The seven-year lease that expired October 31, 2016, was renewed for another seven years effective September 1, 2016. The lease grants Wash Multifamily Laundry Systems (“Wash”) the right to place and service coin-operated laundry machines on the Resort. The agreement provides that 70% of the Lessee's gross income be paid to the Company as rent. On September 8, 2016, Wash replaced all 18 washers and 18 dryers with new equipment. Continued renewal is expected without significant impact.

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

On January 14, 2016, the Company entered into a third lease with GTE Mobilnet of Santa Barbara Limited Partnership, d//b/a Verizon Wireless, for the placement of a 22-foot tall flagpole cell tower at 165 South Dolliver, Pismo Beach, California. The lease includes space for the flagpole and equipment enclosure, conduits, and right of way. The term of the lease is for five years commencing on January 14, 2016, and ending on January 13, 2021. Continued renewal is expected without significant impact. The Lessee, upon the annual anniversary date of the agreement, may terminate provided that three (3) months prior notice is given to Lessor.

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

ITEM 4.       (REMOVED AND RESERVED).

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES.

a.   MARKET INFORMATION

There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company shares as Pismo Coast Investments. The last transaction the Company is aware of occurred September 16, 2016, at a price of $35,000 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

b.   HOLDERS

The approximate number of holders of the Company's common stock on September 30, 2016, was 1,520.

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

f.    COMPANY PURCHASES OF EQUITY SECURITIES

The Company redeemed eight shares from the estate of a single shareholder in April 2016 for $27,000 each. At this time the stock has not been retired.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies. See Management’s Discussion and Analysis.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following analysis discusses the Company's financial condition as of September 30, 2016, compared with September 30, 2015. The discussion should be read in conjunction with the audited financialstatement and the related notes to the financial statement and the other financial information included elsewhere in this Form 10-K.

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

The Company continues to promote and depend upon recreational vehicle camping as the primary source of revenue. The rental of campsites to the general public provides income to cover expenses, complete capital improvements, and allow shareholders up to45 free nights camping annually. Additional revenues come from RV storage and spotting, RV service and repair, on-site convenience store, and other ancillary activities such as laundromat, arcade, and bike rental.

The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Site occupancy for fiscal year 2016 was up 0.71% following last year’s record occupancy, due to good weather and the improving economy. Revenues from ancillary operations, such as the General Store, RV service, laundromat, arcade, and bike rental, all contribute to the profitability of the Company.

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

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007 - 2008. In addition, in 2008 the resort was the only industry rated "A" park in California for customer satisfaction based on Internet visitor surveys collected nationally by Guest Reviews. The resort also received the Guest Reviews “A” rated park recognition for the years 2011, 2012, 2013, 2014, and one of 34 parks nationally in 2015.

The Company's commitment to quality, value, and enjoyment is underscored by the business's success due to word of mouth and referrals from guests. In addition, investment for online marketing, ads in the leading national directories, and trade magazine advertising formulates most of the business-marketing plan.

CURRENT OPERATING PLANS

The Board of Directors continues its previously established policy by adopting a stringent conservative budget for fiscal year 2017, which projects a positive cash flow of approximately $1,700,355 from operations. This projection is based on paid site occupancy reflecting similar occupancy as experienced in fiscal year 2016. The 2017 budget plan also includes a $3 per night site rental rate increase for all nightly rates effective January 1, 2017. While the Company projects a positive cash flow, this cannot be assured for fiscal year 2017.

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

Net cash provided by operating activities totaled$1,287,902 in 2016, consistent with the 2015 fiscal year.

During fiscal year 2016, capital investment of $288,045 was made that included road paving, a new trailer tow truck, a new forklift, ice cream freezer, Wi-Fi equipment, golf cart, and engineering and permits for the new RV service facility. During fiscal year 2015, capital investment of $688,066 was made that included replacement of the fence along the front of the resort, road paving, security system for RV storage lots, General Store walk-in cooler upgrade and new ice-making machine, and computer equipment. These projects were completed on time and within budget. As of September 30, 2016, the Company carried a debt of $1,431,890 as a result of acquiring the three RV storage properties.

With the possibility of requiring additional funds for planned capital improvements and the winter season, the Company maintains a $500,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal year 2016's current ratio (current assets to current liabilities) of 1.53 increased from fiscal year 2015's current ratio of 1.34. The increase in current ratio is the result of increased prepaid income taxes and cash and cash equivalents.

Working Capital increased to $1,089,514 at the end of fiscal year 2016, compared with $654,282 at the end of fiscal year 2015. This increase is primarily a result of cash and cash equivalents reflecting increased business revenues and prepaid income taxes.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures up to $873,000 in fiscal year 2017 to further enhance the Resort facilities and services. This would include construction of a new RV service and repair facility, RV storage lot security, replacement vehicles for security, maintenance, and RV service, and repairs to the Overlook structure. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR-TO-YEAR COMPARISON

Revenue: Operating revenue, interest and other income increased above the prior fiscal year ended September 30, 2015, by $334,159, or 4.4%.

REVENUE BY SEGMENT

	2016	2015
OCCUPANCY
% of Shareholder Site Use	24.8%	24.8%
% of Paid Site Rental	58.6%	58.0%
% Total Site Occupancy	83.4%	82.8%
% of Storage Rental	99.0%	99.0%
Average Paid Site	$54.91	$53.34

RESORT OPERATIONS
Site Rental	$4,696,011	$4,515,635
Storage Operations	1,704,119	1,631,372
Support Operations	214,683	183,173
Total	6,614,813	6,330,180

RETAIL OPERATIONS
Store	715,039	754,319
RV Repair/Parts Store	648,312	559,918
Total	1,363,351	1,314,237

INTEREST INCOME	4,041	3,629

TOTAL REVENUE	$7,982,205	$7,648,046

Occupancy rates on the previous table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, laundromat, recreational activities, and other less significant sources.

2016 COMPARED WITH 2015

Resort operations income increased $284,633, or 4.5%, primarily due to an $180,376, or 4.0%, increase in site rental revenue. This increase reflects a 1.0% increase in paid site occupancy and rate increases effective January 1, 2016. RV storage and spotting activity increased $72,747, or 4.5%, above the previous year.

Retail operations income increased $49,114, or 3.7%, due to an $88,394, or 15.8%, increase in the RV Service Department. The RV Service Department growth was in part due to operating with full staffing and some large repair jobs. In an effort to maximize revenue, management continues to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service. In addition, management has actively promoted the RV service and retail operation locally compared to previous years.

Interest/Dividend Income increased $412, or 11.4%, above the previous year. Loss on Disposal of Assets remained constant at $1,551. In addition, Interest Expense decreased $28,966, or 22.6%, due to accelerating the payments and interest adjustments on financing the RV storage properties.

Operating Expenses increased $391,782, or 8.07%, as a result of labor, employee benefits, workers’ compensation, tree trimming, property tax, RV storage lot security, Wi-Fi, telephone, and garbage.

Maintaining a conservative approach, most expense items were managed well below plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first class resort for campers using recreational vehicles.

Income before provision for income taxes of $1,652,389, a 3.2% decrease below last year, is reflective of increased operating expenses and depreciation.

Net income of $928,889 for fiscal year 2016 shows a decrease of $32,433, or 3.4%, below a net income of $961,322 in 2015. This decrease in net income is a reflection of increased resort operating expenses and depreciation.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Pismo Coast Village, Inc.

Pismo Beach, California

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (the Company) (a California corporation) as of September 30, 2016 and 2015, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                  BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 18, 2016

PISMO COAST VILLAGE, INC. BALANCE SHEETS SEPTEMBER 30, 2016 AND 2015

	2016	2015
ASSETS

Current Assets
Cash and cash equivalents	$2,616,670	$2,235,807
Accounts receivable	42,327	43,916
Inventories	191,229	190,442
Current deferred taxes	108,000	103,500
Prepaid income taxes	156,200	-
Prepaid expenses	23,745	29,034
Total current assets	3,138,171	2,602,699

Pismo Coast Village Recreational Vehicle Resort and Related Assets – Net of accumulated depreciation	14,827,813	14,953,463

Other Assets	3,688	6,018
Total Assets	$17,969,672	$17,562,180

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$266,482	$224,639
Accrued salaries and vacation	285,679	284,426
Rental deposits	1,340,592	1,261,191
Income taxes payable	-	50,700
Current portion of note payable	116,048	97,005
Current portion of capital lease obligations	39,856	30,456
Total current liabilities	2,048,657	1,948,417

Long-Term Liabilities
Long-term deferred taxes	954,200	928,400
Note payable Heritage Oaks Bank, net of current portion	1,315,842	1,781,034
Capital lease obligations, net of current portion	98,034	64,279
Total Liabilities	4,416,733	4,722,130

Shareholders’ Equity

Common stock – no par value, 1,800 shares issued, 1,775 and 1,783 shares outstanding at September 30, 2016 and 2015, respectively	5,569,268	5,594,369
Retained earnings	7,983,671	7,245,681
Total shareholders’ equity	13,552,939	12,840,050
Total Liabilities and Shareholders’ Equity	$17,969,672	$17,562,180

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME AND RETAINED EARNINGS YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015
Income
Resort operations	$6,614,813	$6,330,180
Retail operations	1,363,351	1,314,237
Total income	7,978,164	7,644,417

Costs and Expenses
Operating expenses	5,248,077	4,856,295
Cost of goods sold	566,279	564,869
Depreciation	414,472	390,510
Total costs and expenses	6,228,828	5,811,674

Income from operations	1,749,336	1,832,743

Other Income (Expense)
Interest/dividend income	4,041	3,629
Interest expense	(99,437)	(128,403)
Loss on disposal of assets	(1,551)	(1,547)
Total other income (expense)	(96,947)	(126,321)

Income Before Provision for Income Taxes	1,652,389	1,706,422

Income Tax Expense Provision	723,500	745,100

Net Income	928,889	961,322

Retained Earnings – Beginning of Year	7,245,681	6,284,359

Redemption of Stock	(190,899)	-

Retained Earnings – End of Year	$7,983,671	$7,245,681

Net Income Per Share	$523.32	$539.16

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015
Cash Flows From Operating Activities
Net income	$928,889	$961,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	414,472	390,510
(Increase) Decrease in deferred income tax	21,300	(900)
Loss on disposal of fixed assets	1,551	1,547
(Increase) Decrease in accounts receivable	1,589	(25,926)
(Increase) in inventory	(787)	(13,033)
Decrease in prepaid expenses	5,291	23,987
(Increase) in prepaid income taxes	(156,200)	-
Decrease in other assets	-	2,329
Increase in accounts payable and accrued liabilities	41,843	20,724
Increase in accrued salaries and vacation	1,253	39,320
Increase in rental deposits	79,401	128,176
(Decrease) in income taxes payable	(50,700)	(88,400)
Total adjustments	359,013	478,334

Net cash provided by operating activities	1,287,902	1,439,656

Cash Flows From Investing Activities
Capital expenditures	(288,045)	(688,066)
Net cash used in investing activities	(288,045)	(688,066)

Cash Flows from Financing Activities
Redemption of stock	(216,000)	-
Principal payments of note payable	(446,149)	(516,997)
Principal payments of capital lease obligations	(37,551)	(27,880)
Proceeds from capital lease	80,706	-
Net cash used in financing activities	(618,994)	(544,877)
Net increase (decrease) in cash and cash equivalents	380,863	206,713

Cash and Cash Equivalents – Beginning of Year	2,235,807	2,029,094

Cash and Cash Equivalents – End of Year	$2,616,670	$2,235,807
Schedule of Payments of Interest and Taxes
Cash paid for income tax	$860,000	$695,300
Cash paid for interest	$99,437	$128,403

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

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

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments, including certificates of deposit with an original maturity of three months or less when purchased, to be cash equivalents.

Inventories

Inventories have been valued at the lower of cost or market on a first-in, first-out basis. Inventories are comprised primarily of goods in the general store and parts in the RV repair shop.

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

Assets acquired under capital leases total $78,651 and $23,630, net of accumulated depreciation as of September 30, 2016 and 2015, respectively.

Earnings Per Share

The earnings per share are based on the 1,775 and 1,783 shares issued and outstanding at September 30, 2016 and 2015, respectively. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 2 – Summary of Significant Accounting Policies (Continued)

Advertising

The Company follows the policy of charging the costs of non-direct response advertising to expense as incurred. Advertising expense was $46,999 and $50,216 for the years ended September 30, 2016 and 2015, respectively.

Concentration of Credit Risk

At September 30, 2016, the Company had cash deposits in excess of the $250,000 federally insured limit with Heritage Oaks Bank of $725,895; however, in the past the Company has used an Excess Deposit Insurance Bond, which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. Heritage Oaks Bank is a member of the Certificate of Deposit Account Registry Service (CDARS). Large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire investment is eligible for FDIC insurance.

Subsequent Events

Events subsequent to September 30, 2016, have been evaluated through November 18, 2016, which is the date the financial statements were available to be issued. Management did not identify any subsequent events that required disclosure.

NOTE 3 – Pismo Coast Village Recreational Vehicle Resort and Related Assets

At September 30, 2016 and 2015, property and equipment included the following:

	2016	2015
Land	$10,394,746	$10,394,746
Building and park improvements	11,295,967	11,227,437
Furniture, fixtures, equipment and leasehold improvements	661,583	599,355
Transportation equipment	632,779	479,592
Construction in progress	105,660	107,225
	23,090,735	22,808,355
Less: accumulated depreciation	(8,262,922)	(7,854,892)
	$14,827,813	$14,953,463

NOTE 4 – Line of Credit

The Company has a revolving line of credit with Heritage Oaks Bank for $500,000, expiring March 21, 2017. There were no outstanding amounts as of September 30, 2016 or 2015.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 5 – Notes Payable

At September 30, 2016, the note payable consisted of the following:

Note payable with Heritage Oaks Bank with monthly payments of $15,416, including a variable interest rate currently at 5.5%; note matures May 2018 and is secured by property.	$1,431,890

Less current portion	(116,048)
Total	$1,315,842

At September 30, 2016, future minimum payments on the note payable were as follows:

For the Year Ending September 30,
2017	$116,048
2018	1,315,842
$1,431,890

NOTE 6 – Capital Lease Obligations

At September 30, 2016, capital lease obligations consisted of the following:

A 2008 tow truck leased from Donahue Transportation Services Corp, payable in monthly installments of $799, including interest at 8.39% per annum, through February 2017.	$5,739

A 2013 Hino truck leased from Donahue Transportation Services Corp. payable in monthly installments of $1,046, including interest at 4.751% per annum, through April 2019.	30,469

A security system for Lot-K leased from RLC Funding, payable in monthly installments of $1,295, including interest at 13.537% per annum, through October 2018.	28,072

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.532% per annum, through January 2023.	73,610
Total capital lease obligations	$137,890

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 6 – Capital Lease Obligations (Continued)

At September 30, 2016, future minimum payments on capital lease obligations were as follows:

For the Year Ending September 30,
2017	$47,373
2018	41,487
2019	22,012
2020	13,392
2021	13,392
Thereafter	17,856
Present value of future minimum payments	155,512
Less amount representing interest	(17,622)
137,890
Less current portion of capital lease obligations	(39,856)
Total capital lease obligations, net of current portion	$98,034

NOTE 7 – Common Stock

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

On March 31, 2016, the Company repurchased 8 shares of the stock for $27,000 per share for a total purchase price of $216,000. This stock redemption reduced the number of outstanding shares from 1,783 to 1,775.

NOTE 8 – Income Taxes

The provision for income taxes is as follows:

	2016	2015
Current:
Federal	$562,500	$584,500
State	139,700	161,500
	702,200	746,000

Deferred:
Federal	-	(4,900)
State	21,300	4,000
	$723,500	$745,100

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 8 – Income Taxes (Continued)

The deferred tax assets (liabilities) are comprised of the following:

	2016		2015
	Current	Long-Term	Current	Long-term
Deferred tax assets:
Federal	$100,700	$-	$97,200	$-
State	7,300	-	6,300	-
Deferred tax liabilities
Federal	-	(872,600)	-	(869,100)
State	-	(81,600)	-	(59,300)
	$108,000	$(954,200)	$103,500	$(928,400)

The deferred tax assets (liabilities) consist of the following temporary differences:

	2016	2015
Depreciation	$(954,200)	$(928,400)
Total gross deferred tax liabilities	(954,200)	(928,400)

Capitalized interest on CIP	400	-

Vacation accrual	34,800	30,600
Federal benefit of state taxes	72,800	72,900
Total gross deferred tax assets	108,000	103,500
	$(846,200)	$(824,900)

The effective income tax rate varies from the statutory federal income tax rate as follows :

	2016	2015
Statutory federal income tax rate	34.0%	34.0%
Increase (decrease):
State income taxes, net of federal benefit	5.8%	5.8%
Nondeductible variable costs of shareholder usage	4.0%	3.8%
Other miscellaneous adjustments	0.0%	0.0%
Effective Income Tax Rate	43.8%	43.6%

The Company uses the asset-liability method of computing deferred taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740. The difference between the effective tax rate and statutory tax rate is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 8 – Income Taxes (Continued)

ASC Topic 740 requires, among other things, the recognition and measurement of tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of September 30, 2016, management has considered its tax positions and believes that the Company did not maintain any tax positions that did not meet the “more likely than not” threshold and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statements of Income and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period.

Although the Company does not maintain any uncertain tax positions, tax returns generally remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2013, and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2012.

NOTE 9 – Operating Leases

The Company leases a lot that is located in Oceano, California, and is leased at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

Rent expense under these agreements was $43,066 and $42,735 for the years ended September 30, 2016 and 2015, respectively.

NOTE 10 – Employee Retirement Plan

The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The contribution to the pension plan, for the years ended September 30, 2016 and 2015, is $56,717 and $55,804, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 11 – Operating Expenses

Operating expenses for the years ended September 30, 2016 and 2015, consisted of the following:

	2016	2015
Administrative salaries	$512,873	$502,163
Advertising and promotion	46,998	50,216
Auto and truck expense	119,826	111,824
Bad debts	-	1,070
Contract services	192,340	94,808
Corporation expense	54,199	49,212
Custodial supplies	29,805	28,796
Direct labor	1,751,553	1,658,751
Employee travel and training	31,675	35,957
Equipment lease	5,419	5,363
Insurance	666,850	634,914
Miscellaneous	57,237	44,596
Office supplies and expense	47,973	51,389
Payroll tax expense	182,563	197,699
Payroll service	39,794	35,003
Pension plan match	56,717	55,804
Professional services	93,855	94,995
Property taxes	210,273	199,816
Recreational supplies	14,570	6,248
Rent - storage lots	43,066	42,735
Repairs and maintenance	215,360	146,773
Retail operating supplies	3,030	3,874
Security	17,514	15,506
Service charges	138,628	136,398
Taxes and licenses	12,544	7,448
Telephone	50,792	40,600
Uniforms	28,580	27,170
Utilities	624,043	577,167
Total Operating Expenses	$5,248,077	$4,856,295

INDEPENDENT AUDITOR'S REPORT

ON ADDITIONAL INFORMATION

To the Board of Directors and

Shareholders of Pismo Coast Village, Inc.

Pismo Beach, California

Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2016 and 2015 appears on page 16. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of income (unaudited) for the three months ended September 30, 2016 and 2015 are presented for purposes of additional analysis and are not a required part of the basic financial statements. These statements are the responsibility of management and were derived from, and relate directly to, the underlying accounting and other records used to prepare the financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 18, 2016

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME (UNAUDITED) THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015

Income
Resort operations	$2,055,750	$1,938,016
Retail operations	400,832	436,660
Total income	2,456,582	2,374,676

Costs and Expenses
Operating expenses	1,486,939	1,457,006
Cost of goods sold	169,895	174,001
Depreciation	103,623	95,951
Total costs and expenses	1,760,457	1,726,958

Income from operations	696,125	647,718

Other Income (Expense)
Interest income	505	1,009
Interest expense	(21,796)	(31,173)
(Loss) on sale of fixed assets	-	(1,547)
Total other income (expense)	(21,291)	(31,711)

Income Before Provision for Income Taxes	674,834	616,007

Provision for Tax Expense	301,600	213,600

Net Income	$373,234	$402,407

Earnings Per Share	$210.27	$225.69

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer (who is our principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2016 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures were effective as of such date.

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

2             provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and our directors; and

3.            provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

As of September 30, 2016, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of September 30, 2016.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

No disclosure is required under this item.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

a.            The Company's Directors were chosen at the Shareholders’ Annual Meeting held January 16, 2016. Director Kurt Brittain resigned from the Board April 1, 2016. At the Board of Directors’ Meeting held May 21, 2016, shareholder Brian Skaggs was duly nominated and elected to fill the vacancy on the Board to serve until the next election at the Annual Shareholders’ Meeting set for January 21, 2017. In addition, at the Board of Directors’ Meeting held November 12, 2016, directors Douglas Eudaly and R. Elaine Harris resigned from the Board. At that meeting, shareholders Sam Blank and Karen King were duly nominated and elected to fill the two vacancies on the Board until the January 2017 Annual Meeting. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

KURT BRITTAIN, Director	Age 86

After his Marine Corps service, Mr. Brittain was employed for more than thirty-three years by Orange County, California, prior to his retirement in 1986. His background includes public works, flood control and manager of the county’s harbors, beaches and parks system. He was in charge of three harbors, seven beaches and more than twenty-six parks, three of which were camping parks. He has completed extension courses in business administration, management, recreation and real estate. Mr. Brittain has been a member of the Board from March 1990 to July 1999 and from January 2002 to April 1, 2016, when he submitted his resignation for personal reasons. During his time on the Board, Mr. Brittain served one year as Vice President – Administration, five years as Executive Vice President, and ten years as Vice President – Secretary.

HARRY BUCHAKLIAN, Director	Age 84
Harry Buchaklian has a B.A. degree from California State University, Fresno, in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College, and technical supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He has been a member of the Board from March 1981 to January 1992 and from September 1995 to present, serving one year as Executive Vice President, and as a chairman of the Policy and Audit Committees. Mr. Buchaklian is currently chairman of the Environmental, Health and Safety Advisory Committee.

RODNEY ENNS, Director	Age 63

Rodney Enns has a B.S. degree in computer engineering from California State University, Fresno, and a secondary math teaching credential from the State of California. He was president, owned and operated, Ennsbrook Ent., an incorporated poultry enterprise, from 1975 to 1995. Mr. Enns then worked as an electrical engineer at Voltage Multiplers, Inc., and was promoted to senior engineer before leaving in August 2005. He is currently teaching high school mathematics and engineering at Mission Oak High School in Tulare, California. He has been a member of the Board of Directors since November 2007.

DOUGLAS EUDALY, Director	Age 85

Douglas Eudaly has an associate of arts degree from Fresno City College in elementary education, and a bachelor’s degree in elementary education from Fresno State College in Fresno, California. He has done doctoral studies at Nova University in Ft. Lauderdale, Florida, and received a PhD from Clayton Theological Institute in Clayton, California. He holds life teaching credentials for elementary and junior high schools, and administrative credentials for preschool through adult school. In 1991, Dr. Eudaly retired from the Fresno Unified School District with thirty-one years of service credit—the last five years as program director for the Disability Awareness Program. He was president of the Fresno Teacher’s Association in 1970 – 1971, as well as chairman of the district’s negotiating council and served one term as chief negotiator. He served three years as president of the board of directors for Friendship Center for the Blind, and as chairman of several advisory committees for food banks and other nonprofit organizations. He served more than three years as the deacon chairman at the Evangelical Free Church of Fresno. Dr. Eudaly served on the Board from January 2002 until he submitted his resignation for personal reasons on November 12, 2016.

WILLIAM FISCHER, Director	Age 83

William (Bill) Fischer resides in Simi Valley, California. He served four years in the U.S. Air Force during the Korean War, attaining the rank of Staff Sergeant. He is a graduate of California State University, Northridge, with a B.S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company’s corporate office in Los Angeles, California, as an accounting supervisor. Texaco, Inc. acquired Getty Oil in 1985, and he was promoted to Manager of Benefits Plans Accounting and transferred to Houston, Texas. Mr. Fischer was responsible for the Savings/Thrift, 401(k), and ESOP Plans administration until 1989 when he elected early retirement. He was an independent financial consultant to various companies until 2006. Mr. Fischer also was active in residential real estate from 1989 to 1997, and, since 1980, has had an active real estate broker’s license. He is a member of the Veterans of Foreign Wars, Elks, Moose, and Knights of Columbus organizations. He looks forward to contributing his financial background to the Board. Mr. Fischer served two years as Executive Vice President and five years as Nominating Committee Chairman. He has been on the Board since January 2002.

WAYNE HARDESTY, Director, Chief Financial Officer and Vice President - Finance	Age 83

Wayne Hardesty graduated from Arizona State University in 1955. He was commissioned an Ensign from the Naval Office Candidate School in Newport, Rhode Island, in 1956, and was immediately assigned to the Navy Area Audit Office in Los Angeles, California, for duty at U.S.C. and General Dynamics-Pomona. He entered civil service in 1959, and remained with the Audit Office until 1973, at which time he became a price analyst for the U.S. Air Force at Norton Air Force Base working on the Minuteman Project. Mr. Hardesty received his MBA from Southern Illinois University in 1980. He retired from civil service in 1988 and became self-employed, primarily in tax preparation for both individual and business returns. He became a licensed Enrolled Agent in 1989 and currently operates Hardesty Financial Services in Rancho Cucamonga, California. Mr. Hardesty has been a member of the Board since September 2008, has served three years as Chairman of the Audit Committee, and is currently serving a fourth year as Chief Financial Officer and Vice President – Finance.

R. ELAINE HARRIS, Director	Age 78

R. Elaine Harris retired in 1990 from Pacific Telephone with thirty-one year’s service, starting in the business office, then advancing to facility administrator the last ten years of that time. She was active with the Jaycettes Club and has worked on several political campaigns. She is now enjoying retirement and feels very blessed serving on the Board since January 2000. Mrs. Harris submitted her resignation from the Board for personal reasons on November 12, 2016.

DENNIS HEARNE, Director	Age 78

Dennis Hearne holds an A.A. degree in business administration from Hartnell Junior College in California. He served two years in the Navy. Prior to retirement, he was employed in a family agriculture business, L.A. Hearne Company, located in the Salinas Valley in California, for thirty-seven years, and presently serves as a director of the company’s board. Mr. Hearne has also served on the board of directors of the California Feed and Grain Association in Sacramento and the California Crop Improvement Association in Davis. He is a member of Knights of Columbus, serving as treasurer and financial secretary for fifteen years. Mr. Hearne is a retired volunteer fireman with forty years service, serving the rural area in King City, California. He has been a member of the Board of Directors since September 2006, and is currently serving a sixth year as Chairman of the Nominating Committee.

GLENN HICKMAN, Director	Age 83

Glenn Hickman has a B.A. in business and a secondary teaching credential from Fresno State University in California. His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal Resources, a subsidiary of Shell Oil Company. Mr. Hickman has been a member of the Board since July 1999 and served nine years as Executive Vice President.

TERRIS HUGHES, Director and President	Age 67

Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in California in police science. He was employed by Belridge/Shell Oil for twenty-three years, from 1973 to 1997, holding the position of senior training technician for the last ten years of that time. He was employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties were to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. He retired from Aera Energy LLC on December 31, 2014. Mr. Hughes has been a member of the Board since January 1996, has served one year as Vice President – Policy, three years as Executive Vice President, and is currently serving as President.

GARRY NELSON, Director and Executive Vice President	Age 66

Garry Nelson is a graduate of Cal Poly University, San Luis Obispo, California, and has been involved in agriculture for more than forty years. From 2003 until his retirement in 2014, he was employed as the General Manager of Vintage Nurseries in Wasco, California, a company that specializes in grapevines. Prior to his employment at Vintage Nurseries, he was vice president and chief operating officer for Belridge Farms for many years. Mr. Nelson was a member of the Shafter City Council for twenty years, serving as mayor for eight of those years. He also serves on the board of Bakersfield Memorial Hospital Foundation and has served on numerous agricultural industry boards. Mr. Nelson has been a member of the Company's Board of Directors since November 2008, and is currently serving as Executive Vice President.

RONALD NUNLIST, Director	Age 78

Ronald Nunlist was employed in the oil business for many years. From 1995 to 1997, he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. From 1997 until his retirement in 1999, Mr. Nunlist was employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations. Mr. Nunlist presently serves as a planning commissioner for the City of Shafter, California. He has been a member of the Board since January 1986, serving ten years as President (1992 to 1997 and from 2011 to 2016), and ten years as Vice President – Operations.

GEORGE PAPPI, JR., Director Vice President - Secretary	Age 54

Mr. Pappi’s current occupation is as a property major case general adjuster for The Hartford Insurance. Other positions held during his more than thirty years of employment include office manager, property and bodily injury adjustor, fire and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California, and is actively involved in local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004, and is currently serving a third year as Vice President – Secretary.

JERALD PETTIBONE, Director	Age 90

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

DWIGHT PLUMLEY, Director and Vice President - Operations	Age 64

Dwight Plumley attended College of the Sequoias in California, studying electronic engineering and construction real estate. In 1973, he started in the produce equipment industry working for Packers Manufacturing, Inc. as a service and installation supervisor. In 1979, he became employed by Pennwalt Corporation, an international equipment producer, as a project manager and supervisor. Mr. Plumley purchased Packers Manufacturing, Inc. in 1987, and, as President, produces fruit and vegetable packing and processing systems, from small to multimillion dollar projects, nationwide and internationally. He has also served on the board of directors for Yosemite Bible Camp, a 60-acre facility for up to 350 campers and staff from 1994 to 2006, and served as church deacon from 1984 to 2004. Mr. Plumley has been a member of the Board of Directors since January 2010, and is currently serving a fifth year as Vice President – Operations.

JERRY ROBERTS, Director	Age 63

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

BRIAN SKAGGS, Director	Age 58

Brian Skaggs received his Bachelor of Science degree in Civil Engineering in 1980, and, in 1988, received a Masters degree in engineering, both degrees from California State University, Fresno. He became a Registered Civil Engineer in the State of California in 1983. In 1980, Mr. Skaggs was hired as Assistant Engineer by Summers Engineering, Inc., was promoted to Civil Engineer in 1983, and in March 1991 was promoted to Senior Civil Engineer and became a partner in the firm. During his years of employment with Summers Engineering, he has worked in the field of water resources engineering in the San Joaquin Valley and other areas in California. Mr. Skaggs has been a member, past vice-president and past president of the American Council of Engineering Companies (ACEC), Sequoia Chapter, and the ACEC Sequoia Chapter was named chapter of the year while he was serving as President. He is also a member of the American Water Works Association, a member of the U. S. Committee on Irrigation and Drainage, and a member of American Society of Civil Engineers. Mr. Skaggs is a member, past vice-president and current president of the Hanford Fraternal Hall Association; a member, past treasurer and past president of the Hanford Celebration Committee; and a member and past treasurer of the Kit Carson Volunteer Fire Department. Mr. Skaggs was duly nominated and elected by the Board of Directors on May 21, 2016, to fill a vacancy created by the resignation of Kurt Brittain.

GARY WILLEMS, Director	Age 62

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

JACK WILLIAMS, Director	Age 66

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

b.       OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

JAY JAMISON, Chief Executive Officer/General Manager and Assistant Corporate Secretary	Age 63

Jay Jamison has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. In March 2007, the Board changed his title to Chief Executive Officer/General Manager. He has a B.S. degree in Agricultural Management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family’s guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed Thousand Trails resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. Mr. Jamison was appointed to and served as a commissioner on the Pismo Beach Conference and Visitors Bureaufrom February 1998 to January 2010, serving as Chair from August 1999 until February 2009. At the 1999 National Association of RV Parks and Campgrounds Annual Convention, he was elected to serve on the Board of Directors representing the ten western states. During his two three-year terms on the Board, he served four years as Treasurer of the National Association, a position he held until he termed out December 2005. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross, and served until June 2011, including from June 2006 until July 2008 as Board Chairman. In February 2006, Mr. Jamison was elected to serve as a commissioner on the California Travel and Tourism Commission, which markets California to potential domestic and international visitors. During his two four-year terms, he served on the Audit Committee, two years as committee chairman, and one year on the Executive Committee. He termed out as a commissioner in June 2014; however, he still remains a member of the Audit Committee. Mr. Jamison was installed as a member of the Board of Directors for the San Luis Obispo County Conference and Visitors Bureau (Visit San Luis Obispo County) in 2012, and currently serves as Board Chair. Since 2014 Mr. Jamison has served as a member of the Advisory Council for the Recreation, Parks, and Tourism Administration (RPTA) Department at Cal Poly San Luis Obispo.

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

The complete text of the revised Code of Ethics is filed with this Form 10-K as Exhibit 14. In addition, the Company has posted the Code of Ethics on its website,www.pismocoastvillage.com.

A copy of the Company’s Code of Ethics will be provided to any person, without charge, upon written request. Requests for the Company’s Code of Ethics should be addressed to:

Mr. Jay Jamison, Chief Executive Officer/General Manager

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach CA 93449

g.       SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers, and persons who beneficially own more than ten percent of a registered class of our equity securities within specified time periods to file with the SEC initial reports (“Form 3”) of beneficial ownership and reports of changes (“Form 4” and “Form 5”) in beneficial ownership of Common Stock of the Company. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all of the Company’s officers, directors and beneficial owners of greater than ten percent of the outstanding Common Stock complied with the Section 16(a) filing requirements for the fiscal year ending September 30, 2016.

ITEM 11.       EXECUTIVE COMPENSATION

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTED DURING THE LAST FISCAL YEAR

This information required by Item 11 is incorporated by reference in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 21, 2017, under the caption “Compensation of Directors and Executive Officers.” The Definitive Proxy Statement is expected to be filed with the Commission on or before December 21, 2016.

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

b.       SECURITY OWNERSHIP OF MANAGEMENT.

The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2016:

Board Member	Title of Class	*Amount of Ownership	Percent of Class

Harry Buchaklian
1361 East Ticonderoga Drive
Fresno CA 93720	Common Stock	1 Share	0.056%

Rodney Enns
2577 Sandell Avenue
Kingsburg CA 93631	Common Stock	1 Share	0.056%

Douglas Eudaly
1660 Beckner Court
Concord CA 94521	Common Stock	6 Shares	0.333%

William Fischer
1947 Sienna Lane
Simi Valley CA 93065	Common Stock	1 Share	0.056%

Wayne Hardesty
8651 Foothill Boulevard Space 110
Rancho Cucamonga CA 91730	Common Stock	1 Share	0.056%

R. Elaine Harris
8811 Rollingbay Drive
Bakersfield CA 93312	Common Stock	3 Shares	0.166%

Dennis Hearne
45075 Merritt Street
King City CA 93930	Common Stock	2 Shares	0.111%

Glenn Hickman
3584 West Wathen Avenue
Fresno CA 93711	Common Stock	1 Share	0.056%

Terris Hughes
2426 Sunset Street
Wasco CA 93280	Common Stock	1 Share	0.056%

Board Member	Title of Class	*Amount of Ownership	Percent of Class

Garry Nelson
727 Acacia Street
Shafter CA 93263	Common Stock	1 Share	0.056%

Ronald Nunlist
1105 Minter Avenue
Shafter CA 93263	Common Stock	4 Shares	0.222%

George Pappi, Jr.
5728 Via De Mansion
La Verne CA 91750	Common Stock	1 Share	0.056%

Jerald Pettibone
4179 Court Drive
Santa Cruz CA 95062	Common Stock	3 Shares	0.166%

Dwight Plumley
2728 East Harter Court
Visalia CA 93292	Common Stock	3 Shares	0.166%

Jerry Roberts
16230 Camino Del Sol
Los Gatos CA 95032	Common Stock	2 Shares	0.111%

Brian Skaggs
371 Northstar Drive
Hanford CA 93230	Common Stock	1 Share	0.056%

Gary Willems
2015 Dorking Avenue
Arial CA 93428	Common Stock	1 Share	0.056%

Jack Williams
7801 Revelstoke Way
Bakersfield CA 93309	Common Stock	1 Share	0.056%

All Officers and
Directors as a Group	Common Stock	34 Shares	1.888%

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

OTHER ARRANGEMENTS

During the fiscal years 2016 and 2015, Pismo Coast Village, Inc. paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Pismo Coast Village, Inc.'s benefit.

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

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The shareholders will vote on the independent audit firm for the fiscal year ending September 30, 2017 at the annual shareholders’ meeting held on January 21, 2017.

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm, Brown Armstrong Accountancy Corporation, in each of the last two fiscal years.

	Years ended September 30,

	2016	2015
Audit fees (1)	$46,350	$56,100
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	1,600	1,600
Total	$47,950	$57,700

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

(5)   AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES

For the fiscal years ending September 30, 2016 and September 30, 2015, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

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

Registrant :	PISMO COAST VILLAGE, INC.

By:	/s/ TERRIS HUGHES	Date:	November 12, 2016
Terris Hughes, President
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAY JAMISON	Date:	November 12, 2016
Jay Jamison, Chief Executive Officer,
General Manager and Assistant Corporate Secretary
(principal executive officer)

By:	/s/ WAYNE HARDESTY	Date:	November 12, 2016
Wayne Hardesty, Chief Financial Officer,
Vice President – Finance, and Director
(principal financial officer and
principal accounting officer)

By:	/s/ TERRIS HUGHES	Date:	November 12, 2016
Terris Hughes, President
and Chairman of the Board, and Director

By:	/s/ GARRY NELSON	Date:	November 12, 2016
Garry Nelson, Executive Vice President
and Director

By:	/s/ GEORGE PAPPI, JR.	Date:	November 12, 2016
George Pappi, Jr., Vice President - Secretary
and Director

By:	/s/ DWIGHT PLUMLEY	Date:	November 12, 2016
Dwight Plumley, Vice President - Operations
and Director

By:	/s/ HARRY BUCHAKLIAN	Date:	November 12, 2016
Harry Buchaklian, Director

By:	/s/ RODNEY ENNS	Date:	November 12, 2016
Rodney Enns, Director

By:		Date:
Douglas Eudaly, Director

By:	/s/ WILLIAM FISCHER	Date:	November 12, 2016
William Fischer, Director

By:		Date:
R. Elaine Harris, Director

By:	/s/ DENNIS HEARNE	Date:	November 12, 2016
Dennis Hearne, Director

By:	/s/ GLENN HICKMAN	Date:	November 12, 2016
Glenn Hickman, Director

By:	/s/ RONALD NUNLIST	Date:	November 12, 2016
Ronald Nunlist, Director

By:	/s/ JERALD PETTIBONE	Date:	November 12, 2016
Jerald Pettibone, Director

By:	/s/ JERRY ROBERTS	Date:	November 12, 2016
Jerry Roberts, Director

By:	/s/ BRIAN SKAGGS	Date:	November 12, 2016
Brian Skaggs, Director

By:	/s/ GARY WILLEMS	Date:	November 12, 2016
Gary Willems, Director

By:	/s/ JACK WILLIAMS	Date:	November 12, 2016
Jack Williams, Director