Form 10-Q
period 2016-12-31
PISMO COAST VILLAGE INC
filed 2017-02-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

ITEM 1.     FINANCIAL STATMENTS

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

The Company has been fortunate not to have significant impact due to the recent economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Fiscal year-to-date site occupancy is down 0.4%, or 110 nights primarily due to weather. Based on advanced reservation deposits, occupancy projections are up 5% compared to this time last year. However, prime time reservations are equal to last year. Revenues from ancillary operations such as the General Store, RV Service, arcade, laundromat, and bike rental are down 11.2% year-to-date, and management feels this trend will improve as business moves into the primary camping season. Industry projections anticipate positive business trends and reasonable fuel prices as the summer season approaches.

RV storage and towing continue to be a primary source of revenue for the Company. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience. Revenues for RV storage and towing are up 6.0% compared to the previous year due to a storage rate increase and greater site occupancy for storage customers.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in a national “My Favorite Campground” contest sponsored by Woodall’s, Pismo Coast Village was voted as one of the top ten favorite campgrounds for 2011. Also, Pismo Coast Village was one of thirty-two parks nationally to receive an industry rated “A” park from over 33,000 surveys for customer satisfaction in 2016.

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

Income from Resort Operations for the three-month period ended December 31, 2016, increased $70,278, or 5.1%, from the same period in 2015. This increase is primarily due to a $43,643, or 4.6%, increase in year-to-date site revenue as a result of a rate increase, and a $24,108, or 6.0%, increase in RV storage and towing activity.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations decreased by $34,136 for the three-month period ended December 31, 2016, 11.2% below the same period in 2015. The General Store and RV Service and Repair both decreased revenue by 5.3% and 16.0% respectively. This decrease in revenue is primarily due to weather, however, the RV Service and Repair operation was also operating with one less RV repair technician compared to the previous year.

The Company anticipates slight to moderate increases in both income from resort operations and in retail operations as the fiscal year progresses.

Operating expenses for the three-month period ending December 31, 2016, increased $20,527, or 1.6%, above the same period ended December 31, 2015. This reflects an increase in electricity, water and sewer, and resort repairs and maintenance. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of goods sold expenses for the three-month period ended December 31, 2016, are 41.6%, compared to 43.5% for the same period in 2015, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 2016, was $20,088, compared to $26,001 for the same period ending 2015. The current balance reflects the notes payable as a result of purchasing property in May 2008, as well as property purchased February and April of 2006 to increase RV storage. The Company has also maintained a $500,000 line of credit that currently has no outstanding balance as of December 31, 2016.

Income before provisions for income taxes for the three-month period ended December 31, 2016, increased by $39,528 above the same period in 2015. This increase in income before provision for income taxes is a result of increased total income.

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

LIQUIDITY

The Company's current cash position, as of December 31, 2016, is $2,643,948, which is 27.4% more than the same position in 2015. The cash balance increased $27,278 from the fiscal year ended September 30, 2016 due to operations revenue and temporary postponement of capital projects. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities increased $2,821 above the same period last year and increased $10,018 since the 2016 fiscal year end, which reflects a timing of capital projects and accrued property taxes. All undisputed payables have been paid in full according to the Company's policy.

Working capital increased to $1,133,194 at the end of the first quarter of fiscal year 2017, compared with $981,514 at the end of fiscal year 2016.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of approximately $900,000 in fiscal year 2017 to further enhance the resort facilities and services. These projects include building a new RV Service and Repair facility, purchase new trucks for security, maintenance, and the RV repair shop, RV storage security, and repair the Overlook ramp. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2016.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three-months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting for the shareholders of Pismo Coast Village, Inc. was held Saturday, January 21, 2017, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California

93420. At that meeting, the following Directors were elected to serve until the annual meeting in January 2018 or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

Blank, Sam	596
Buchaklian, Harry	619
Enns, Rodney	618
Fischer, William	600
Hardesty, Wayne	598
Hearne, Dennis	598
Hickman, Glenn	590
Hughes, Terris	628
King, Karen	637
Nelson, Garry	596
Nunlist, Ronald	644
Pappi, Jr., George	665
Pettibone, Jerald	613
Plumley, Dwight	745
Roberts, Jerry	596
Skaggs, Brian	596
Willems, Gary	596
Williams, Jack	616

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matter is set forth below:

Proposal to approve the selection of Brown Armstrong Accountancy Corporation to serve as independent certified public accountants for the Company for Fiscal Year 2016 - 2017:

Affirmative Votes	759
Negative Votes	4
Abstentions	19

Proposal to approve a non-binding advisory vote to approve the compensation of the Company’s named executive officer:

Affirmative Votes	676
Negative Votes	33
Abstains	73

ITEM 5.     OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held Saturday, January 21, 2017, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California

93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Shareholders’ Meeting:

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

February 14, 2017

Signature:

/s/ TERRIS HUGHES

Terris Hughes, President and Chairman of the Board

Date:

February 14, 2017

Signature:

/s/ WAYNE HARDESTY

Wayne Hardesty, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:

February 14, 2017

Signature:

/s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc., (Company) as of December 31, 2016 and 2015, and the related statements of income and retained earnings and cash flows for the three-month periods ended December 31, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of September 30, 2016, and the related statements of income and retained earnings, and cash flow for the year then ended, and in our report dated November 18, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2016, is fairly stated, in all material respects.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

February 14, 2017

PISMO COAST VILLAGE, INC.
BALANCE SHEETS
DECEMBER 31, 2016 AND 2015 AND SEPTEMBER 30, 2016

	December 31,	September 30,	December 31,
	2016	2016	2015
	(Unaudited)	(Audited)	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$2,643,948	$2,616,670	$2,075,173
Accounts receivable	22,309	42,327	21,476
Inventory	191,380	191,229	192,571
Prepaid income taxes	29,900	156,200	-
Prepaid expenses	142,010	23,745	134,010
Total current assets	3,029,547	3,030,171	2,423,230

Pismo Coast Village Recreational Vehicle Resort and Related Assets –
Net of accumulated depreciation	14,736,352	14,827,813	14,933,856

Other Assets	3,106	3,688	5,435

Total Assets	$17,769,005	$17,861,672	$17,362,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$269,303	$266,482	$259,285
Accrued salaries and vacation	75,633	285,679	77,882
Rental deposits	1,395,673	1,340,592	1,230,518
Income taxes payable	-	-	86,800
Current portion of note payable	117,502	116,048	125,249
Current portion of capital lease obligations	38,242	39,856	-
Total current liabilities	1,896,353	2,048,657	1,779,734

Long-Term Liabilities
Long-term deferred taxes	832,300	846,200	819,100
N/P Donahue Trans	-	-	31,128
N/P RLC Funding	-	-	25,104
N/P Heritage Oaks Bank	1,285,823	1,315,842	1,761,417
Capital lease obligations, net of current portion	89,074	98,034	-
Total Liabilities	4,103,550	4,308,733	4,416,483

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued 1,775 and 1,783 shares
outstanding at December 31, 2016 and 2015, respectively	5,569,268	5,569,268	5,594,369
Retained earnings	8,096,187	7,983,671	7,351,669
Total stockholders’ equity	13,665,455	13,552,939	12,946,038

Total Liabilities and Stockholders’ Equity	$17,769,005	$17,861,672	$17,362,521

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF INCOME AND RETAINED EARNINGS
(UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

	Three Months
	Ended December 31,
	2016	2015
Income
Resort operations	$1,454,529	$1,384,251
Retail operations	271,736	305,872
Total income	1,726,265	1,690,123

Costs and Expenses
Operating expenses	1,265,348	1,244,821
Cost of goods sold	112,948	133,090
Depreciation	103,282	100,282
Total costs and expenses	1,481,578	1,478,193

Income from operations	244,687	211,930

Other Income (Expense)
Interest/dividend income	1,621	1,010
Interest expense	(20,088)	(26,001)
Loss on disposal of fixed assets	(1,304)	(1,551)
Total other income (expense)	(19,771)	(26,542)

Income Before Provision for Income Taxes	224,916	185,388

Income Tax Expense	112,400	79,400

Net Income	112,516	105,988

Retained Earnings – Beginning of Period	7,983,671	7,245,681

Retained Earnings – End of Period	$8,096,187	$7,351,669

Net Income Per Share	$63.39	$59.44

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

	2016		2015
Cash Flows From Operating Activities
Net Income		$112,516		$105,988
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	$103,282		$100,282
(Increase) Decrease in accounts receivable	20,018		22,440
(Increase) in inventory	(151)		(2,129)
(Decrease) in deferred tax asset	(13,900)		(5,800)
Decrease in prepaid income taxes	126,300		-
(Increase) in prepaid expenses	(118,263)		(104,974)
Increase in accounts payable and accrued liabilities	2,821		34,646
(Decrease) in accrued salaries and vacation	(210,046)		(206,544)
Increase in rental deposits	55,081		(30,673)
(Decrease) in Income taxes payable	-		36,100
Total adjustments		(34,858)		(156,652)

Net cash provided by (used in) operating activities		77,658		(50,664)

Cash Flows From Investing Activities
Disposal of fixed assets	1,304		1,551
Capital expenditures	(12,545)		(81,643)
Net cash used in investing activities		(11,241)		(80,092)

Cash Flows from Financing Activities
Principal repayments of note payable	(39,139)		(29,878)
Net cash used in financing activities		(39,139)		(29,878)

Net increase (decrease) in cash and cash equivalents		27,278		(160,634)

Cash and Cash Equivalents – Beginning of Period		2,616,670		2,235,807

Cash and Cash Equivalents – End of Period		$2,643,948		$2,075,173

Schedule of Payments of Interest and Taxes
Payments for income tax		$-		$49,070
Cash paid for interest		$20,088		$26,001

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015 AND SEPTEMBER 30, 2016

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

Earnings (Loss) Per Share

The earnings (loss) per share are based on the 1,775 shares issued and outstanding. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Advertising

The Company follows the policy of charging the costs of non-direct response advertising as incurred. Advertising expense was $12,758 and $6,337 for the three months ended December 31, 2016 and 2015, respectively. There was no advertising expense capitalized in prepaid expense.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016 AND 2015 AND SEPTEMBER 30, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

At December 31, 2016, the Company had cash deposits in excess of the $250,000 federally insured limit with Heritage Oaks Bank of $733,717; however, in the past the Company used an Excess Deposit Insurance Bond which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. Heritage Oaks Bank is a member of CDARS, the Certificate of Deposit Account Registry Service. Large deposits are divided into smaller amounts and placed with other FDIC insured banks, which are also members of the CDARS network. Those member banks then issue CDs in amounts under $250,000, so that the entire investment is eligible for FDIC insurance.

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic 740. ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of December 31, 2016, the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. The Company does not expect any material changes in the next year. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2013 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2012.

Subsequent Events

Subsequent events have been evaluated through February 14, 2017, which is the date the financial statements were available to be issued.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016 AND 2015 AND SEPTEMBER 30, 2016

NOTE 3 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At December 31, 2016, September 30, 2016 and December 31, 2015, property and equipment included the following:

	December 31,	September 30,	December 31,
	2016	2016	2015
Land	$10,394,746	$10,394,746	$10,394,746
Building and resort improvements	11,295,967	11,295,967	11,227,437
Furniture, fixtures, equipment and leasehold improvements	661,380	661,583	641,554
Transportation equipment	632,779	632,779	544,513
Construction in progress	113,644	105,660	76,085
	23,098,516	23,090,735	22,884,335
Less: accumulated depreciation	(8,362,164)	(8,262,922)	(7,950,479)
Total	$14,736,352	$14,827,813	$14,933,856

Depreciation expense for December 31, 2016 and 2015 were $103,282 and $100,282, respectively.

NOTE 4 - LINE OF CREDIT

The Company has a revolving line of credit with Heritage Oaks Bank for $500,000, expiring March 21, 2017. There were no outstanding amounts on the line of credit as of December 31, 2016 or 2015.

NOTE 5 - NOTES PAYABLE

At December 31, 2016, the note payable consisted of the following:

Note payable with Heritage Oaks Bank
with monthly payments of $15,416,
including a variable interest rate
currently at 5%; note matures May 2018
and is secured by property.	$1,403,325

Less current portion	(117,502)

Total	$1,285,823

At December 31, 2016, future minimum payments on the note payable were as follows:

For the Year Ending September 30,
2017	$117,502
2018	1,285,823
$1,403,325

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016 AND 2015 AND SEPTEMBER 30, 2016

NOTE 6 – Capital Lease Obligations

At December 31, 2016, capital lease obligations consisted of the following:

A 2008 tow truck leased from Donahue Transportation Services Corp, payable in monthly installments of $799, including interest at
8.39% per annum, through February 2017.	$3,446

A 2013 Hino truck leased from Donahue Transportation Services Corp.
payable in monthly installments of $1,046, including interest at
4.751% per annum, through April 2019.	27,681

A security system for Lot-K leased from RLC Funding,
payable in monthly installments of $1,295, including interest at
13.537% per annum, through October 2018.	25,104

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at
4.532% per annum, through January 2023.	71,085

Total capital lease obligations	$127,316

At December 31, 2016, future minimum payments on capital lease obligations were as follows:

For the Year Ending September 30,
2017	$44,974
2018	38,897
2019	17,577
2020	13,392
2021	13,392
Thereafter	14,508
Present value of future minimum payments	142,740
Less amount representing interest	(15,424)
127,316
Less current portion of capital lease obligations	(38,242)
Total capital lease obligations, net of current portion	$89,074

NOTE 7 - COMMON STOCK

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016 AND 2015 AND SEPTEMBER 30, 2016

NOTE 8 - INCOME TAXES

The provision for income taxes is as follows:

	December 31,	December 31,
	2016	2015

Income tax provision	$112,400	$79,400

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of federal tax benefit, and non-deductible variable cost of shareholder usage.

We have early adopted Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify and improve the usefulness of the financial statements. The amendments in the ASU require that deferred tax liabilities and assets be classified as noncurrent in the classified statement of financial position.

This ASU is effective for financial statements issued for annual periods beginning after December 15, 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. We have made this classification update as of October 1, 2016, and have applied this change retrospectively to all periods presented. Below is a table summarizing the changes in presentation for the periods ending September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Total Assets – original presentation	$17,969,672	$17,465,221
Total liabilities – original presentation	4,416,733	4,519,183

Total assets – change in presentation	(108,000)	(102,700)
Total liabilities – change in presentation	(108,000)	(102,700)

Total assets – updated presentation	17,861,672	17,362,521
Total liabilities – updated presentation	4,308,733	4,416,483

NOTE 9 - OPERATING LEASES

The Company leases a lot in Oceano, California, to use as storage lot, at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

Rent expense under these agreements was $9,285 and $9,139 for the three-month period ended December 31, 2016 and 2015, respectively.

NOTE 10 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $18,778 and $19,196 for the three months ended December 31, 2016 and 2015, respectively.