Form 10-Q
period 2017-03-31
PISMO COAST VILLAGE INC
filed 2017-05-12
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The Company has been fortunate not to have significant impact due to the recent economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total site occupancy is down 2% compared to this time last year primarily due to rainy weather. Occupancy projections look equal to last year throughout the remainder of the fiscal year.

RV storage and towing continue to be a primary source of revenue for the Company, and has growth of 5.1% for the quarter. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in a national “My Favorite Campground” contest sponsored by Woodalls, Pismo Coast Village was voted as one of the top ten favorite campgrounds for 2011. Also, Pismo Coast Village was one of thirty-four parks nationally to receive an industry rated “A” park from over 30,000 surveys for customer satisfaction in 2016.

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

Income from resort operations for the three-month period ended March 31, 2017, decreased $30,295, or 2.1%, below the same period in 2016. This decrease in income reflects a $53,604, or 5.5%, decrease in site revenue, and an increase of $20,864, or 5.1%, in RV storage and spotting activity. This decrease in site revenue reflects substantial impact from rainy weather, and the timing of Spring Break compared to last year. Resort Operations Income for the six-months ended March 31, 2017, increased $39,983, or 1.4%, from the same period ended March 31, 2016. This increase is due primarily to an increase of $44,971, or 5.5%, in RV storage activity.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations for the three-month period ended March 31, 2017, decreased $66,658, or 22.0%, below the same period in 2016. The General Store revenue was down $29,601, or 20.6%, and RV Service revenue decreased $37,409, or 23.6%, from the previous year. Income from Retail Operations for the six-month period ending March 31, 2017, decreased by $100,794, or 16.6%, below the same period ended March 31, 2016. The General Store was down $37,003, or 13.0%, and RV Service was down $63,790, or 19.6%. The decrease in retail revenue reflects substantial rainy weather, the timing of Spring Break, and loss of technical staff in the RV Service program. Management continues to place importance upon ongoing review of retail product mix, attention to service, and staff training. The Company anticipates positive performance in income from retail operations through the remainder of fiscal year 2017.

Operating expenses for the three-month period ending March 31, 2017, decreased $36,339, or 2.9%, below the same period ended March 31, 2016. This decrease in expenses primarily reflects the previous year’s tree removal and storm damage. While the current year landscaping expenses are considerably lower, other expense items such as labor, electricity, computer management, and RV storage lot maintenance are above the previous year. For the six-month period ending March 31, 2017, operating expenses decreased by $15,812, or 0.6%, below the same period in 2016. This decrease reflects the previous year’s tree removal and storm damage, and increases in labor, payroll taxes, pool maintenance, computer expenses, water and sewer, electricity, and resort repairs and maintenance in the current year.  Due to severe windstorms in the second quarter of fiscal year 2016, the Company decided to remove many mature trees to minimize risk. The tree removal and replacement created a significant expense. Management continues to review and scrutinize expenses in order to maximize efficiency and profitability. Due to the age of the Resort, the Company is undertaking maintenance activity that is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, utility improvements, landscaping, and building repair.

Cost of Goods Sold expenses, as a percentage of retail income for the three-months ended March 31, 2017, are 43.2% compared to 41.2% for the same period in 2016. For the six-months ended March 31, 2017, Cost of Goods Sold expenses were 42.3 % compared to 42.4% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three-months ended March 31, 2017, is $18,777, compared to $25,936 for the same period in 2016. For the six-month period ended March 31, 2017, compared to the same period in 2016, interest expense was $38,865 and $51,937, respectively. This expense reflects financing for the purchase of additional RV storage properties that closed escrow January 11, 2006, April 6, 2006, and March 5, 2008.

Income before provision for income tax for the three-month period ended March 31, 2017, decreased by $30,984, reflecting decreased income from operations compared to the previous year. For the six-months ended March 31, 2016, income before provisions for income tax increased by $8,544, reflecting decreased interest expense. Revenues during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

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

LIQUIDITY

The Company's current cash position as of March 31, 2017, is $3,075,801, which is 23.7% more than the same position in 2016. This increase is primarily due to an increase in rental deposits, and decrease in capital expenditures. The cash balance increased $459,131 from fiscal year ended September 30, 2016, due to increase in rental deposits and timing of capital expenditures. The present level of cash is being maintained in anticipation of large capital expenditures. Management is planning and implementing long-term renovations to the Resort property, which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles and replacing restroom buildings.

Accounts payable and accrued liabilities decreased $35,333 below the same period last year and decreased $58,868 since the 2016 fiscal year end, which reflects a timing of capital projects and accrued property taxes. All undisputed payables have been paid in full according to the Company's policy.

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

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of approximately $900,000 in fiscal year 2017 to further enhance the resort facilities and services. These projects include building a new RV Service and Repair facility, purchase a new RV storage tow vehicle, purchase new vehicles for maintenance, security, and RV Service, RV storage security, and repair the Overlook ramp. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of March 31, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2016.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six-months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:           MAY 12, 2017

Signature:   /S/ TERRIS HUGHES

Terris Hughes, President and Chairman of the Board

Date:           MAY 12, 2017

Signature:   /S/ WAYNE HARDESTY

Wayne Hardesty, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:           MAY 12, 2017

Signature:   /S/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. (Company) as of March 31, 2017 and 2016, and the related statements of operations and retained earnings and cash flows for the three and six-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of September 30, 2016, and the related statements of operations and retained earnings, and cash flow for the year then ended, and in our report dated November 13, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2016, is fairly stated, in all material respects.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

May 12, 2017

PISMO COAST VILLAGE, INC. BALANCE SHEETS MARCH 31, 2017 AND 2016 AND SEPTEMBER 30, 2016

	March 31, 2017 (Unaudited)	September 30, 2016 (Audited)	March 31, 2016 (Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$3,075,801	$2,616,670	$2,485,816
Accounts receivable	18,976	42,327	16,237
Inventory	197,280	191,229	196,024
Current deferred taxes	-	-	103,400
Prepaid income taxes	203,600	156,200	357,200
Prepaid expenses	39,283	23,745	25,333
Total current assets	3,534,940	3,030,171	3,184,010

Pismo Coast Village Recreational Vehicle Resort and Related Assets –
Net of accumulated depreciation	14,700,319	14,827,813	14,966,062

Other Assets	2,524	3,688	4,853

Total Assets	$18,237,783	$17,861,672	$18,154,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$207,614	$266,482	$242,947
Accrued salaries and vacation	77,681	285,679	76,288
Rental deposits	2,158,853	1,340,592	1,963,682
Current portion of note payable	99,933	116,048	95,523
Current portion of capital lease obligations	29,901	39,856	42,991
Total current liabilities	2,573,982	2,048,657	2,421,431

Long-Term Liabilities
Long-term deferred taxes	822,800	846,200	927,700
N/P, net of current portion	974,320	1,315,842	1,736,790
Capital lease obligations, net of current portion	89,075	98,034	115,428
Total Liabilities	4,460,177	4,308,733	5,201,349

Stockholders’ Equity
Common stock – no par value, 1,800 shares Issued, 1,775 and 1775 shares outstanding at March 31, 2017 and 2016, respectively	5,569,268	5,569,268	5,569,268
Retained earnings	8,208,338	7,983,671	7,384,308
Total stockholders’ equity	13,777,606	13,552,939	12,953,576

Total Liabilities and Stockholders’ Equity	$18,237,783	$17,861,672	$18,154,925

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED) THREE AND SIX MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended March 31,		Six Months Ended March 31,

	2017	2016	2017	2016
Income
Resort operations	$1,391,617	$1,421,912	$2,846,146	$2,806,163
Retail operations	235,657	302,315	507,393	608,187
Total income	1,627,274	1,724,227	3,353,539	3,414,350

Cost and Expenses
Operating expenses	1,211,043	1,247,382	2,476,391	2,492,203
Cost of goods sold	101,754	124,508	214,702	257,598
Depreciation and amortization	104,444	105,175	207,726	205,457
Total cost and expenses	1,417,241	1,477,065	2,898,819	2,955,258

Income from Operations	210,033	247,162	454,720	459,092

Other Income (Expense)
Interest and dividend income	495	1,509	2,116	2,519
Interest expense	(18,777)	(25,936)	(38,865)	(51,937)
Loss on disposal of fixed assets	-	-	(1,304)	(1,551)
Total other income (expense)	(18,282)	(24,427)	(38,053)	(50,969)

Income Before Provision for Income Tax	191,751	222,735	416,667	408,123

Income Tax Expense (benefit)	79,600	(800)	192,000	78,600

Net Income	$112,151	$223,535	224,667	329,523

Retained Earnings – Beginning of Period			7,983,671	7,245,684

Redemption of Stock			-	(190,899)

Retained Earnings – End of Period			$8,208,338	$7,384,308

Net Income Per Share	$63.18	$125.94	$126.57	$185.65

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (Unaudited) SIX MONTHS ENDED MARCH 31, 2017 AND 2016

	2017		2016
Cash Flows From Operating Activities
Net Income		$224,667		$329,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$207,726		$205,457
Decrease in accounts receivable	23,351		27,679
(Increase) in inventory	(6,051)		(5,582)
(Increase) in current deferred taxes	(23,400)		(600)
(Increase) in prepaid income taxes	(47,400)		(357,200)
(Increase) Decrease in prepaid expenses	(15,538)		3,701
Increase (Decrease) in accounts payable and accrued liabilities	(58,868)		18,308
(Decrease) in accrued salaries and vacation	(207,998)		(208,138)
Increase in rental deposits	818,261		702,491
(Decrease) income taxes payable	-		(50,700)
Total adjustments		690,083		335,416
Net cash provided by operating activities		914,750		664,939

Cash Flows From Investing Activities
Capital expenditures	(80,371)		(218,442)
Loss on sale of assets	1,304		1,551
Net cash used in investing activities		(79,067)		(216,891)

Cash Flows from Financing Activities
Redemption of Stock	-		(216,000)
Principal payments on long term debt	(376,552)		17,961
Net cash used in financing activities		(376,552)		(198,039)

Net increase in cash and cash equivalents		459,131		250,009

Cash and Cash Equivalents – Beginning of Period		2,616,670		2,235,807

Cash and Cash Equivalents – End of Period		$3,075,801		$2,485,816

Schedule of Payments of Interest and Taxes
Payments for interest		$38,865		$51,937
Payments for income tax		$262,759		$438,000

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016 (Unaudited) AND SEPTEMBER 30, 2016 (Audited)

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

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accountings receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts. Management did not believe an allowance for doubtful accounts was necessary as of March 31, 2017 and 2016.

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

Earnings (Loss) Per Share

The earnings (loss) per share reported on the financial statements are based on the 1,775 and 1,775 shares outstanding as of the balance sheet dates. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2017 AND 2016 (Unaudited) AND SEPTEMBER 30, 2016 (Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $24,592 and $23,311 for the six months ended March 31, 2017 and 2016, respectively. There was no advertising expense capitalized in prepaid expense.

Concentration of Credit Risk

At March 31, 2017, the Company had cash deposits in excess of the $250,000 federally insured limit with Heritage Oaks Bank of $1,206,089; however, in the past the Company has used Excess Deposit Insurance Bond, which secures deposits up to $1,500,000. It has recently been stated by bank regulators that this insurance bond is not enforceable. Heritage Oaks Bank is a member of CDARS, the Certificate of Deposit Account Registry Service. Large deposits are divided into smaller amounts and placed with other FDIC insured banks, which are also members of the CDARS network. Then, those member banks issued CDs in amounts under $250,000, so that the entire investment is eligible for FDIC insurance.

Subsequent Events

Subsequent events have been evaluated through May 12, 2017, which is the date the financial statements were available to be issued.  Management did not identify any subsequent events that require disclosure.

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Income Taxes topic 740. FASB ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2017 AND 2016 (Unaudited) AND SEPTEMBER 30, 2016 (Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of March 31, 2017, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes. No interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings, and no significant increases or decreases are expected within the following twelve-month period. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the internal Revenue Service for fiscal years ending on or after September 30, 2013 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2012.

NOTE 3 – PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At March 31, 2017, September 30, 2016, and March 31, 2016, property and equipment included the following:

	March 31, 2017	September 30, 2016	March 31, 2016

Land	$10,394,746	$10,394,746	$10,394,746
Building and resort improvements	11,295,967	11,295,967	11,227,437
Furniture, fixtures, equipment and leasehold improvements	661,380	661,583	694,354
Transportation equipment	657,518	632,779	625,219
Construction in progress	156,734	105,660	79,378
	23,166,345	23,090,735	23,021,134
Less: accumulated depreciation	(8,466,026)	(8,262,922)	(8,055,072)
	$14,700,319	$14,827,813	$14,966,062

Depreciation expense was $207,726 and $205,457 for the six months ended March 31 2017 and 2016, respectively.

At March 31, 2017, September 30, 2016, and March 31, 2016, the cost of assets under capital lease was $263,077, and related accumulated depreciation was $180,323, $160,772, and $140,459, respectively. Depreciation expense on assets under capital lease was $19,551, $37,039, and $16,726 for the six months ended March 31, 2017, September 30, 2016, and March 31, 2016, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2017 AND 2016 (Unaudited) AND SEPTEMBER 30, 2016 (Audited)

NOTE 4 – LINE OF CREDIT

The Company has a revolving line of credit with Heritage Oaks Bank for $500,000, which expires March 20, 2018. There were no outstanding amounts on the line of credit as of March 31, 2017 and 2016 and September 30, 2016.

NOTE 5 - NOTE PAYABLE

At March 31, 2017, September 30, 2016, and March 31, 2016, the note payable consisted of the following:

	March 31, 2017 (Unaudited)	September 30, 2016 (Audited)	March 31, 2016 (Unaudited)

Note payable with Heritage Oaks Bank with monthly payments of $15,416, including a variable interest rate currently at 5%; note matures May 2018 and is secured by property.	$1,074,253	$1,431,890	$1,832,313

Less current portion	(99,933)	(116,048)	(95,523)

Total	$974,320	$1,315,842	$1,736,790

At March 31, 2017, future minimum payments on the note were as follows:

For the Year Ending December 31,
2017	$99,933
2018	974,320
$1,074,253

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2017 AND 2016 (Unaudited) AND SEPTEMBER 30, 2016 (Audited)

NOTE 6 – Capital Lease Obligations

At March 31, 2017, September 30, 2016, and March 31, 2016, capital lease obligations consisted of the following:

	March 31, 2017 (Unaudited)	September 30, 2016 (Audited)	March 31, 2016 (Unaudited)

A 2008 tow truck leased from Donahue Transportation Services Corp, payable in monthly installments of $799, including interest at 8.39% per annum, through February 2017.	$1,764	$5,739	$10,182

A 2013 Hino truck leased from Donahue Transportation Services Corp. payable in monthly installments of $1,046, including interest at 4.75% per annum, through April 2019.	25,796	30,469	35,947

A security system for Lot-K leased from RLC Funding, payable in monthly installments of $1,295, including interest at 13.54% per annum, through October 2018.	22,034	28,072	33,717

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.53% per annum, through January 2023.	69,382	73,610	78,573

Total capital lease obligations	$118,976	$137,890	$158,419

At March 31, 2017, future minimum payments on the capital lease obligations were as follows:

For the Year Ending December 31,
2017	$35,027
2018	38,897
2019	17,577
2020	13,392
2021	13,392
Thereafter	14,508
Present value of future minimum payments	132,793
Less amount representing interest	(13,817)
118,976
Less current portion of capital lease obligations	(29,901)
Total capital lease obligations, net of current portion and amount representing interest	$89,075

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2017 AND 2016 (Unaudited) AND SEPTEMBER 30, 2016 (Audited)

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

NOTE 8 - INCOME TAXES

The provision for income taxes as of March 31, 2017 and 2016 is as follows:

	March 31, 2017	March 31, 2016

Income tax expense	$192,000	$78,600

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of federal tax benefit, and nondeductible variable costs of shareholder usage.

As of March 31, 2017 and 2016, the Company’s deferred tax liability was $822,800 and $927,700, respectively. This liability is derived from temporary differences in the timing of recognition of certain expenses for tax and book purposes. The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

NOTE 9 - OPERATING LEASES

The Company leases a lot in Oceano, California, to use as storage lot at $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $384 per month. Future minimum lease payments under this obligation are as follows:

For the Period Ended March 31,
2017	$768
2018	$4,608
2019	$4,608
2020	$4,608
2021	$4,608
Thereafter	$3,840
Total	$23,040

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2017 AND 2016 (Unaudited) AND SEPTEMBER 30, 2016 (Audited)

NOTE 9 - OPERATING LEASES (continued)

Rent expense under these agreements was $18,570 and $18,277 for the six-month period ended March 31, 2017 and 2016, respectively.

NOTE 10 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $31,341 for the six months ended March 31, 2017. The contribution to the pension plan for the six months ended March 31, 2016 was $31,791.