Form 10-Q
period 2017-06-30
PISMO COAST VILLAGE INC
filed 2017-08-11
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The Company has been fortunate not to have significant impact due to the current economy. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total year-to-date site occupancy is down 0.16% compared to this time last year due to earlier winter weather conditions. Occupancy projections look equal to last year throughout the remainder of the fiscal year. Revenues from ancillary operations such as the store, arcade, laundromat, and bike rental are trending below last year, and management feels this is directly related to the economy, and that this trend will continue throughout the remainder of the fiscal year.

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

Income from resort operations for the three-month period ended June 30, 2017, increased $242,678, or 13.8%, above the same period in 2016. Resort Income for the nine months ended June 30, 2017, increased $282,661, or 6.2%, above the same period ended June 30, 2016. This increase in the quarter ending June 30, 2017, is due primarily to a $227,691, or 18.4%, increase in site revenue due to the timing of Spring Break, an annual high occupancy period of two weeks, which last year was during the previous quarter, and a site rental rate increase effective January 1, 2017. Also, there was an increase of $32,303, or 7.5%, in RV storage and towing activity. The increase in Resort Operations Income for the nine-month period reflects increases in site rental of $217,728, or 6.9%, and $68,111, or 5.6%, in storage activity for the reasons mentioned above. Management feels these increases in revenue reflect ongoing loyalty from return customers that appreciate the Resort’s location and commitment to quality guest services.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from Retail Operations, for the three-month period ending June 30, 2017, decreased $16,114, or 4.5%, below the same period in 2016. This decrease reflects a $24,467, or 15.9%, decrease in RV Service revenue, and an increase in the General Store revenue of $8,355 or 4.2%. Income from Retail Operations for the nine-month period ending June 30, 2017, decreased by $116,908, or 12.1%, below the same period ended June 30, 2016. This reflects a $28,650, or 5.9%, decrease in the General Store income, and an $88,258, or 18.4%, decrease in RV Service income. Management feels this decrease in revenue from RV Service operation reflects the current shortage of trained technical staff. The Company anticipates similar activity in both income from resort operations and retail operations through the remainder of fiscal year 2017.

Operating expenses for the quarter ended June 30, 2017, decreased $62,461, or 4.9%, from the same period in 2016. This decrease in expense is primarily a result of reduced tree maintenance compared to the previous year, workers’ compensation, and repairs and maintenance. Operating expenses for the nine-month period ended June 30, 2017, decreased $78,273, or 2.1%, from the same period in 2016. This decrease is primarily due to reduced tree maintenance, workers’ compensation, interest, and garbage expense.

Cost of Goods Sold for 2017 are within projected levels at 43.6% of retail sales for the quarter and 42.8% year-to-date. Cost of Goods Sold for 2016 was 39.2% and 41.2%, respectively.

Interest Expense for the three-month and nine-month periods ended June 30, 2017, is $13,086 and $51,951, respectively, compared to $25,704 and $77,641 the previous year. This decrease in interest expense reflects the current interest rate, and the Company’s decision to make accelerated payments towards the note.

Net Income for the quarter ending June 30, 2017, increased by $271,293, or 120.0%, compared with the same period ending June 30, 2016. This quarterly increase in Net Income is primarily due to increased resort operations revenue, decreased operating expenses, and decreased interest expense. Net Income for the nine-months ending June 30, 2017, increased by $166,437, or 30.0%, compared with the same period ending June 30, 2016. This increase in Net Income is a result of an increase in resort operations revenue, decrease in cost of goods sold, and a decrease in operating expenses and interest. The last quarter of 2017 is expected to provide adequate resources for continuing business and provide for planned capital expenditures.

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

LIQUIDITY

The Company's current cash position, as of June 30, 2017, is $3,376,892, which is 41.5% more than the same position in 2016. This increase is primarily due to increased revenues, decreased operating expenses, and timing of capital expenditures. The cash balance increased $760,222 from fiscal year ended September 30, 2016, due to increased rental deposits. The present level of cash is being maintained in anticipation of large capital expenditures in the upcoming fiscal year, which includes a new RV service and repair facility.

Accounts Payable and accrued liabilities increased $54,561 to an amount of $236,541 for June 30, 2017, compared to the same period ending 2016. This increase was primarily due to timing of payment of monthly liabilities. All undisputed payables have been paid in full according to the Company's policy.

Accounts Receivable for the period ending June 30, 2017, increased $15,264 above June 30, 2016, and reflects the increase in our annual RV storage business.

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

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of approximately $900,000 in fiscal year 2017 to further enhance the resort facilities and services. These projects include building a new RV Service and Repair facility, purchase of a new RV storage tow vehicle, purchase of new vehicles for maintenance, security, and RV Service, upgrade RV storage security, and repair the Overlook ramp. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2016.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine-months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PISMO COAST VILLAGE, INC.

(Registrant)

Date:	August 11, 2017

Signature:	/s/ TERRIS HUGHES
Terris Hughes, President and Chairman of the Board

Date:	August 11, 2017

Signature:	/s/ WAYNE HARDESTY
Wayne Hardesty, V.P. - Finance/Chief Financial Officer
(principal financial officer and principal accounting officer)

Date:	August 11, 2017

Signature:	/s/ JAY JAMISON
Jay Jamison, General Manager/Chief Executive Officer
(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. (Company) as of June 30, 2017 and 2016, and the related statements of income and retained earnings and cash flows for the three and nine-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of September 30, 2016, and the related statements of income and retained earnings, and cash flow for the year then ended, and in our report dated November 12, 2016, we expressed an unmodified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2016, is fairly stated, in all material respects.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

August 11, 2017

PISMO COAST VILLAGE, INC. BALANCE SHEETS JUNE 30, 2017 AND 2016 AND SEPTEMBER 30, 2016

	June 30, 2017 (Unaudited)	September 30, 2016 (Audited)	June 30, 2016 (Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$3,376,892	$2,616,670	$2,387,331
Accounts receivable	27,181	42,327	11,917
Inventory	207,835	191,229	228,888
Prepaid income taxes	9,300	156,200	223,900
Prepaid expenses	10,644	23,745	10,621
Deposits	3,611	-	32,592
Total current assets	3,635,463	3,030,171	2,895,249

Pismo Coast Village Recreational Vehicle Resort and Related Assets –
Net of accumulated depreciation and amortization	14,683,452	14,827,813	14,893,971

Other Assets	1,941	3,688	4,271

Total Assets	$18,320,856	$17,861,672	$17,793,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$236,541	$266,482	$181,980
Accrued salaries and vacation	80,684	285,679	84,495
Rental deposits	1,980,097	1,340,592	1,916,798
Current portion of note payable	841,986	116,048	118,829
Current portion of capital lease obligations	36,211	39,856	41,438
Total current liabilities	3,175,519	2,048,657	2,343,540

Long-Term Liabilities
Long-term deferred taxes	799,700	846,200	823,300
Note payable, net of current portion	-	1,315,842	1,340,126
Capital lease obligations, net of current portion	70,606	98,034	106,820
Total Liabilities	4,045,825	4,308,733	4,613,786

Stockholders’ Equity
Common stock – no par value, 1,800 shares Issued, 1,775 and 1,775 shares outstanding at June 30, 2017 and 2016, respectively	5,569,268	5,569,268	5,569,268
Retained earnings	8,705,763	7,983,671	7,610,437
Total stockholders’ equity	14,275,031	13,552,939	13,179,705

Total Liabilities and Stockholders’ Equity	$18,320,856	$17,861,672	$17,793,491

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED) THREE AND NINE MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended June 30,		Nine Months Ended June 30,

	2017	2016	2017	2016
Income
Resort operations	$1,995,578	$1,752,900	$4,841,724	$4,559,063
Retail operations	338,218	354,332	845,611	962,519
Total income	2,333,796	2,107,232	5,687,335	5,521,582

Cost and Expenses
Operating expenses	1,206,474	1,268,935	3,682,865	3,761,138
Cost of goods sold	147,540	138,786	362,242	396,384
Depreciation and amortization	105,169	105,392	312,895	310,849
Total cost and expenses	1,459,183	1,513,113	4,358,002	4,468,371

Income from Operations	874,613	594,119	1,329,333	1,053,211

Other Income (Expense)
Interest and dividend income	1,098	1,017	3,214	3,536
Interest expense	(13,086)	(25,704)	(51,951)	(77,641)
Loss on disposal of fixed assets	-	-	(1,304)	(1,551)
Total other income (expense)	(11,988)	(24,687)	(50,041)	(75,656)

Net Income Before Provision for Income Tax	862,625	569,432	1,279,292	977,555

Provision for Income Tax Expense	365,200	343,300	557,200	421,900

Net Income	$497,425	$226,132	722,092	555,655

Retained Earnings – Beginning of Period			7,983,671	7,245,681

Redemption of Stock	-	-	-	(190,899)

Retained Earnings – End of Period			$8,705,763	$7,610,437
Net Income Per Share	$280.24	$127.40	$406.81	$313.05

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (UNAUDITED) NINE MONTHS ENDED JUNE 30, 2017 AND 2016

	2017		2016
Cash Flows From Operating Activities
Net Income		$722,092		$555,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$312,895		$310,849
Decrease in accounts receivable	15,146		31,999
(Increase) in inventory	(16,606)		(38,446)
(Increase) Decrease in prepaid income taxes	146,900		(223,900)
Decrease in prepaid expenses	13,101		18,413
(Increase) in Deposits	(3,611)		(32,592)
(Decrease) in accounts payable and accrued expenses	(29,941)		(42,659)
(Decrease) in accrued salaries and vacation	(204,995)		(199,931)
Increase in rental deposits	639,505		655,607
(Decrease) in Income taxes payable	-		(50,700)
(Decrease) in long term deferred income taxes	(46,500)		(1,600)
Total adjustments		825,894		427,040

Net cash provided by operating activities		1,547,986		982,695

Cash Flows Used in Investing Activities
Capital expenditures	(168,091)		(251,161)
Loss from sale of assets	1,304		1,551
Net cash used in investing activities		(166,787)		(249,610)

Cash Flows from Financing Activities
Redemption of Stock	-		(216,000)
Borrowings (payments) on notes payable, net	(620,977)		(365,561)
Net cash provided by (used in) financing activities		(620,977)		(581,561)

Net increase in cash and cash equivalents		760,222		151,524

Cash and Cash Equivalents – Beginning of Period		2,616,670		2,235,807

Cash and Cash Equivalents – End of Period		$3,376,892		$2,387,331

Schedule of Payments of Interest and Taxes
Cash paid for interest during the period		$51,951		$77,641
Cash paid for income taxes during the period		$456,759		$649,000

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (Unaudited) AND SEPTEMBER 30, 2016 (Audited)

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

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts. Management did not believe an allowance for doubtful accounts was necessary as of June 30, 2017, September 30, 2016, or June 30, 2016.

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

Earnings (Loss) Per Share

The earnings (loss) per share reported on the financial statements are based on the 1,775 shares outstanding as of the balance sheet dates. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2017 AND 2016 (Unaudited) AND SEPTEMBER 30, 2016 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $39,454 and $28,516 for the nine months ended June 30, 2017 and 2016, respectively, and $6,447 and $5,205 for the three months ended June 30, 2017 and 2016, respectively. Advertising expense was included in operating expenses on the statement of operations.

Concentration of Credit Risk

At June 30, 2017, September 30, 2016, and June 30, 2016, the Company had cash deposits of $1,471,482, $725,895, and $598,133, respectively, in excess of the $250,000 federally insured limit with Pacific Premier Bank (formerly Heritage Oaks Bank). However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks, which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC Insurance.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year presentation. These reclassifications had no effect on the Company’s results of operations or financial position.

Subsequent Events

Events subsequent to June 30, 2017 have been evaluated through August 11, 2017, which is the date the financial statements were available to be issued. Management did not identify any subsequent events that require disclosure.

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Income Taxes topic. FASB ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2017 AND 2016 (Unaudited) AND SEPTEMBER 30, 2016 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of June 30, 2017, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings. The Company does not expect any material changes through December 31, 2018. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2013 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2012.

NOTE 3 – PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At June 30, 2017, September 30, 2016, and June 30, 2016, property and equipment included the following:

	June 30, 2017	September 30, 2016	June 30, 2016

Land	$10,394,746	$10,394,746	$10,394,746
Building and resort improvements	11,357,992	11,295,967	11,227,437
Furniture, fixtures, equipment and leasehold improvements	680,157	661,583	710,084

Transportation equipment	681,016	632,779	628,999
Construction in progress	140,153	105,660	92,587
	23,254,064	23,090,735	23,053,853
Less: accumulated depreciation	(8,570,612)	(8,262,922)	(8,159,882)
	$14,683,452	$14,827,813	$14,893,971

Depreciation and amortization expense was $312,895 and $310,849 for the nine months ended June 30, 2017 and 2016, respectively, and $105,169 and $105,392 for the three months ended June 30, 2017 and 2016, respectively.

At June 30, 2017, September 30, 2016. and June 30, 2016, the cost of assets under capital lease was $263,077, and related accumulated amortization was $190,099, $160,772, and $150,615, respectively. Amortization expense on assets under capital lease was $29,327 and $26,882 for the nine months ended June 30, 2017 and 2016, respectively, and $9,776 and $10,156 for the three months ended June 30, 2017 and 2016, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2017 AND 2016 (Unaudited) AND SEPTEMBER 30, 2016 (Audited)

NOTE 4 – LINE OF CREDIT

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, which expires on March 20, 2018. There was no outstanding balance on the line of credit at June 30, 2017, September 30, 2016, and June 30, 2016

NOTE 5 – NOTE PAYABLE

At June 30, 2017, September 30, 2016, and June 30, 2016, the note payable consisted of the following:

	June 30, 2017 (Unaudited)	September 30, 2016 (Audited)	June 30, 2016 (Unaudited)

Note payable to Pacific Premier Bank (formerly Heritage Oaks Bank) with monthly payments of $15,416, including a variable interest rate currently at 5%; note matures May 2018 and is secured by property.	$841,986	$1,431,890	$1,458,955

Less current portion	(841,986)	(116,048)	(118,829)

Total	$-	$1,315,842	$1,340,126

At June 30, 2017, future minimum payments on the note were as follows:

For the Year Ending June 30,
2018	$841,986

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2017 AND 2016 (Unaudited) AND SEPTEMBER 30, 2016 (Audited)

NOTE 6 – Capital Lease Obligations

At June 30, 2017, September 30, 2016, and June 30, 2016, capital lease obligations consisted of the following:

	June 30, 2017 (Unaudited)	September 30, 2016 (Audited)	June 30, 2016 (Unaudited)

A 2008 tow truck leased from Donahue Transportation Services Corp, payable in monthly installments of $799, including interest at 8.39% per annum, through February 2017.	$-	$5,739	$7,987

A 2013 Hino truck leased from Donahue Transportation Services Corp. payable in monthly installments of $1,046, including interest at 4.75% per annum, through April 2019.	22,004	30,469	33,224

A security system for Lot-K leased from RLC Funding, payable in monthly installments of $1,295, including interest at 13.54% per annum, through October 2018.	18,860	28,072	30,942

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.53% per annum, through January 2023.	65,953	73,610	76,105

Total capital lease obligations	$106,817	$137,890	$148,258

At June 30, 2017, future minimum payments on the capital lease obligations were as follows:

For the Year Ending June 30,
2018	$41,488
2019	29,076
2020	13,392
2021	13,392
2022	13,392
Thereafter	7,811
Present value of future minimum payments	118,551
Less amount representing interest	(11,734)
106,817
Less current portion of capital lease obligations	(36,211)
Total capital lease obligations, net of current portion and amount representing interest	$70,606

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2017 AND 2016 (Unaudited) AND SEPTEMBER 30, 2016 (Audited)

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

NOTE 8 – INCOME TAXES

The provision for income taxes for the three months and nine months ending June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2017	2016	2017
Income tax expense	$365,200	$343,300	$557,200	$421,900

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

As of June 30, 2017, September 30, 2016, and June 30, 2016, the Company’s deferred tax liability was $799,700, $846,200 and $823,300, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

NOTE 9 – OPERATING LEASES

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

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $384 per month. Future minimum lease payments under this obligation are as follows:

PISMO COAST VILLAGE, INC.
NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2017 AND 2016 (Unaudited) AND SEPTEMBER 30, 2016 (Audited)

NOTE 9 - OPERATING LEASES (continued)

For the Twelve Months Ending June 30,
2018	$4,608
2019	4,608
2020	4,608
2021	4,608
2022	2,688
$21,120

Rent expense under these lease agreements was $33,853 and $39,759 for the nine months ended June 30, 2017 and 2016, respectively, and $12,283 and $21,482 for the three months ended June 30, 2017 and 2016, respectively.

NOTE 10 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $43,909 and $43,591 for the nine months ended June 30, 2017 and 2016, respectively, and $12,568 and $11,800 for the three months ended June 30, 2017 and 2016, respectively.