Form 10-K
period 2017-09-30
PISMO COAST VILLAGE INC
filed 2017-12-20
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended September 30, 2017

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

                                                [  ] Large accelerated filer                                                                                  [  ] Accelerated filer

                                                [  ] Non-accelerated filer                                                                                    [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES [  ]            NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $66,462,000

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2017 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 20, 2018, are incorporated by reference into Part III.

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

Pismo Coast Village RV Resort is a full-service 400-space recreational vehicle resort. Its resort operations include site rentals, RV storage business, video arcade, laundromat, and other income sources related to the operation. The retail operations include a general store, RV parts store, and RV repair shop. In addition, the Company has a recreation department that provides a summer season youth program and recreational equipment rentals.

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

COMPETITION

The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities, which include 66 Channels of Satellite TV, high-speed wireless Internet service throughout the property, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service, which includes RV storage and RV repair and service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In November 2007, Pismo Coast Village RV Resort was awarded the designation of 2007/2008 RV Park of the Year, Large Park Category, by the National Association of RV Parks and Campgrounds (ARVC), which has a membership of more than 3,900 properties. Pismo Coast Village RV Resort also received national Park of the Year honors in 1999, 1997, and 1995. In fiscal year 2004, Pismo Coast Village RV Resort was awarded the designation of RV Park of the Year - Mega Park Category 2004 by the California Travel Parks Association (CTPA), now known as the California Association of RV Parks and Campgrounds (CalARVC). These factors allow the Resort to price its site rental fees above most of its competition based on perceived value received.

Competition for the tourist market is strong between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's Internet web page and social media to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded by $59,890 for fiscal year 2017, which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

EMPLOYEES

As of September 30, 2017, the Company employed approximately 63 people, with 27 of these on a part-time basis and 36 on a full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 58 employees to 67 employees. Management considers its labor relations to be good.

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

In 1981, the Company exercised an option and purchased a 3.3-acre parcel located at 424 South Dolliver Street, Pismo Beach, California, at a price of $300,000. The property, which previously had been leased by the Company, is used primarily as a recreational vehicle storage yard. The storage capacity of this lot is approximately 120 units. On June 6, 2016, the Company entered into a long-term lease with Verizon Wireless for the installation of a cell tower. The lease term is for five (5) years with up to four (4) additional five (5) year terms unless lessee terminates the lease at the end of the current term.

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

On December 31, 1998, the Company closed escrow on a parcel of property located at 1295 Sand Dollar Avenue, Oceano, California, to be developed as an additional RV storage facility. The 5.5-acre property is located adjacent to existing Company RV storage. On October 14, 1999, construction was completed, and the Company received County approval to occupy the premises. The property was purchased for $495,000, of which $395,000 was financed and paid in full in July 2000. Development cost amounted to $195,723 and was allocated from operational cash flow. Storage capacity for this property is approximately 408 units and is currently full.

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

On May 9, 2008, the Company closed escrow on a 19.55-acre property located at 2180 Arriba Place in Arroyo Grande, California, to be developed for RV storage. The purchase price was $3.1 million for the undeveloped land. The Company received a development permit through the County of San Luis Obispo Planning Commission. The development was completed in May 2010, and the storage capacity is expected to be approximately 900 units. On January 21, 2013, the Company entered into a long-term lease with Verizon Wireless for the installation of a cell tower. The lease term is for five (5) years with up to four (4) additional five (5) year terms unless lessee terminates the lease at the end of the current term.

On May 20, 2015, the Company closed escrow on a one-acre property located at 2096 Nipomo Street in Oceano, California, to be developed as an RV Repair and Service facility. The purchase price was $425,000 and required the demolition of a two-story residence. The Company successfully expanded the usable property area by seeking road abandonment. On September 1, 2017, the Company received a Minor Use Permit with conditions from San Luis Obispo County. Currently, construction plans are being finalized in order to obtain the necessary grading and building permits. The Company anticipates beginning construction during the first quarter of 2018.

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

Associated with the previously mentioned property, and included within the fenced storage perimeter, is the lease of a ten-foot by 960-foot section belonging to Union Pacific Railroad. This lease also allows for the Company's fence to encroach upon the lessor's property. This annual lease is currently $6,556, with a 3% automatic annual increase.

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

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 per month for the second year, and continuing years are tied to the "CPI" index. During fiscal year 2017, lease payments were made in the amount of $37,372. Current rent payments are $3,172 and may be impacted in the future by the flood district assessment.

The Resort leases out areas to other companies to ensure that the best service and equipment are available for guest use or creates cash flow for the Company. These areas are leased from the Company pursuant to the herein below described leases.

2.         RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC.

This agreement is dated November 1, 2016, and pursuant to this agreement, the Company granted Coin Amusements, Inc. the concession to operate various coin-operated game units at the Resort. The one-year term expires on October 31, 2017, and continued renewal is expected without significant impact.

3.         WASH MULTIFAMILY LAUNDRY SYSTEMS, GOLETA, CA

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

4.         PISMO COAST INVESTMENTS

The Company renewed a lease agreement with Ms. Jeanne Sousa, a California Corporations Licensed Broker, for the lease of a 200-square foot building at the Resort from which she conducts sales activities in the Company's stock. The term of the lease is for three years commencing on January 1, 2017, and ending on December 31, 2019. Continued renewal is expected without significant impact. Termination or cancellation may be made by either Lessor or Lessee by giving the other party sixty (60) days written notice.

5.         VERIZON WIRELESS

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

On January 14, 2016, the Company entered into a third lease with GTE Mobilnet of Santa Barbara Limited Partnership, d/b/a Verizon Wireless, for the placement of a 22-foot tall flagpole cell tower at 165 South Dolliver, Pismo Beach, California. The lease includes space for the flagpole and equipment enclosure, conduits, and right of way. The term of the lease is for five years commencing on January 14, 2016, and ending on January 13, 2021. Continued renewal is expected without significant impact. The Lessee, upon the annual anniversary date of the agreement, may terminate provided that three (3) months prior notice is given to Lessor.

On June 6, 2016, the Company entered into a fourth lease with GTE Mobilnet of Santa Barbara Limited Partnership, d/b/a Verizon Wireless, for a 40-foot by 40-foot portion of the RV storage lot located at 424 South Dolliver Street, Pismo Beach, California, for the construction and operation of a cell tower communications facility. The term of the lease is for five years commencing on June 6, 2016, and ending on June 5, 2021. Continued renewal is expected without significant impact. The Lessee, upon the annual anniversary date of the agreement, may terminate provided that three (3) months prior notice is given to Lessor.

6.       ROCK AND ROLL DINER OF OCEANO INC. d/b/a PISMO COAST VILLAGE GRILL

The Company entered into a lease with Mr. Marios Pouyioukkas, owner/operator of Rock and Roll Diner of Oceano Inc., for the lease of a 708-square foot space at the Resort from which the concessionaire operates the restaurant facilities as an independent food service operation. The term of the initial lease was for two years commencing November 1, 2012 and ending December 31, 2013. The lease was renewed January 1, 2017 for a three-year period, and the current lease will expire December 31, 2019. Continued renewal is expected without significant impact. Termination or cancellation may be made by either Lessor or Lessee by giving the other party thirty (30) days written notice.

ITEM 3.    LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 4.    (REMOVED AND RESERVED).

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a.             MARKET INFORMATION

There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company shares as Pismo Coast Investments. The last transaction the Company is aware of occurred September 8, 2017, at a price of $38,000 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

b.         HOLDERS

The approximate number of holders of the Company's common stock on September 30, 2017, was 1,512.

c.         DIVIDENDS

The Company has paid no dividends since it was organized in 1975, and although there is no legal restriction impairing the right of the Company to pay dividends, the Company does not intend to pay dividends in the foreseeable future. The Company selects to invest its available working capital to enhance the facilities at the Resort, or develop properties supporting the Resort operations.

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses the Company's financial condition as of September 30, 2017, compared with September 30, 2016. The discussion should be read in conjunction with the audited financial statement and the related notes to the financial statement and the other financial information included elsewhere in this Form 10-K.

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

The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Site occupancy for fiscal year 2017 was up 0.05%, following last year’s record occupancy, due to good weather, the improving economy, and a nationwide increased demand for outdoor recreation and camping. Revenues from ancillary operations, such as the General Store, RV service, laundromat, arcade, and bike rental, all contribute to the profitability of the Company.

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

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007 - 2008. In addition, in 2008 the resort was the only industry rated "A" park in California for customer satisfaction based on Internet visitor surveys collected nationally by Guest Reviews. The resort also received the Guest Reviews “A” rated park recognition for the years 2011, 2012, 2013, 2014, and one of 32 parks nationally in 2016.

The Company's commitment to quality, value, and enjoyment is underscored by the business's success due to word of mouth and referrals from guests. In addition, investment for online marketing, ads in the leading national directories, and trade magazine advertising formulates most of the business-marketing plan.

CURRENT OPERATING PLANS

The Board of Directors continues its previously established policy by adopting a stringent conservative budget for fiscal year 2018, which projects a positive cash flow of approximately $1,886,810 from operations. This projection is based on paid site occupancy reflecting similar occupancy as experienced in fiscal year 2017. The 2018 budget plan does not include any rate increases. While the Company projects a positive cash flow, this cannot be assured for fiscal year 2018.

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

The Company has arranged a $500,000 line of credit that is currently not drawn on. The financing resulting from the purchase of RV storage property was paid off through accelerated payments and eliminated in September 2017. The Company has no other liabilities to creditors other than current accounts payable arising from its normal day-to-day operations and advance Resort rental reservation deposits, none of which are in arrears.

LIQUIDITY

The Company's policy is to use its ability to generate operating cash flow to meet its expected future needs for internal growth. The Company has continued to maintain sufficient cash so as to not require the use of a short-term line of credit during the off-season period, and the Company expects to be able to do so (although no assurance of continued cash flow can be given).

Net cash provided by operating activities totaled $1,903,655 in 2017, compared to $1,287,902 for the 2016 fiscal year.

During fiscal year 2017, capital investment of $339,329 was made that included three utility pick-ups, fiberglass swimming pool, upgrade parking lot and sport court, upgrade TV system, a new trailer tow truck, and engineering and permits for the new RV service facility. During fiscal year 2016, capital investment of $288,045 was made that included road paving, a new trailer tow truck, a new forklift, ice cream freezer, Wi-Fi equipment, golf cart, and engineering and permits for the new RV service facility. These projects were completed on time and within budget. As of September 30, 2017, the Company eliminated all debt as a result of acquiring the three RV storage properties.

With the possibility of requiring additional funds for planned capital improvements and the winter season, the Company maintains a $500,000 Line of Credit to insure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal year 2017's current ratio (current assets to current liabilities) of 1.39 decreased from fiscal year 2016's current ratio of 1.48. The decrease in current ratio is the result of decreased prepaid income taxes, increase in rental deposits and Income taxes payable, and the elimination of current portion of note payable.

Working Capital decreased to $861,070 at the end of fiscal year 2017, compared with $981,514 at the end of fiscal year 2016. This decrease is primarily a result of increased rental deposits and accrued salaries and vacation. It should be noted the Company paid off all remaining balance of the note payable of $1,431,890 during fiscal year 2017.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures up to $1,000,000 in fiscal year 2018 to further enhance the Resort facilities and services. This would include construction of a new RV service and repair facility, a new trailer tow truck, resort surveillance upgrade, and installation of a new HVAC system in the General Store. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR-TO-YEAR COMPARISON

Revenue: Operating revenue, interest and other income increased above the prior fiscal year ended September 30, 2016, by $229,189, or 2.9%.

REVENUE BY SEGMENT

	2017	2016
OCCUPANCY
% of Shareholder Site Use	24.4%	24.8%
% of Paid Site Rental	59.0%	58.6%
% Total Site Occupancy	83.4%	83.4%
% of Storage Rental	99.0%	99.0%
Average Paid Site	$58.11	$54.91

RESORT OPERATIONS
Site Rental	$5,004,605	$4,696,011
Storage Operations	1,813,755	1,704,119
Support Operations	194,143	214,683
Total	7,012,503	6,614,813

RETAIL OPERATIONS
Store	671,948	715,039
RV Repair/Parts Store	522,612	648,312
Total	1,194,560	1,363,351

INTEREST INCOME	4,331	4,041

TOTAL REVENUE	$8,211,394	$7,982,205

Occupancy rates on the previous table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, laundromat, recreational activities, and other less significant sources.

2017 COMPARED WITH 2016

Resort operations income increased $397,690, or 6.0%, primarily due to a $308,594, or 6.6%, increase in site rental revenue. This increase reflects a 0.7% increase in paid site occupancy and rate increases effective January 1, 2017. RV storage and spotting activity increased $109,636, or 6.4%, above the previous year.

Retail operations income decreased $168,791, or 12.4%, partly due to a $125,701, or 19.4%, decrease in the RV Service Department revenue. The RV Service Department operated most of the year with less technical staff than the previous year which significantly decreased labor related income. In an effort to maximize revenue, management continues to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service. In addition, management has actively promoted the RV service and retail operation locally compared to previous years.

Interest/Dividend Income increased $290, or 7.2%, above the previous year. Loss on Disposal of Assets for fiscal year 2017 increased to $5,248 compared to $1,551 the previous year. In addition, Interest Expense decreased $35,195, or 35.4%, due to accelerating the payments and interest adjustments on financing the RV storage properties.

Operating Expenses increased $39,816, or 0.76%, as a result of labor, payroll taxes, credit card processing, computer expenses, water and sewer, electrical, and RV storage lot maintenance. Expenses that were significantly below the previous year included workers’ compensation, interest, garbage, and landscaping (specifically tree maintenance).

Maintaining a conservative approach, most expense items were managed well below plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first-class resort for campers using recreational vehicles.

Income before provision for income taxes of $1,926,302, a 16.6% increase above last year, is reflective of increased income from operations and decreased interest expense.

Net income of $1,092,302 for fiscal year 2017 shows an increase of $163,413, or 17.6%, above a net income of $928,889 in 2016. This increase in net income is a reflection of increased resort income and decreased interest expense.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Pismo Coast Village, Inc.

Pismo Beach, California

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (the Company) (a California corporation) as of September 30, 2017 and 2016, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 15, 2017

PISMO COAST VILLAGE, INC. BALANCE SHEETS SEPTEMBER 30, 2017 AND 2016

	2017	2016
ASSETS

Current Assets
Cash and cash equivalents	$2,811,766	$2,616,670
Accounts receivable	21,261	42,327
Inventories	191,023	191,229
Prepaid income taxes	-	156,200
Prepaid expenses	19,976	23,745
Total current assets	3,044,026	3,030,171

Pismo Coast Village Recreational Vehicle Resort and Related Assets –
Net of accumulated depreciation and amortization	14,725,872	14,827,813

Other Assets	-	3,688
Total Assets	$17,769,898	$17,861,672

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$267,750	$266,482
Accrued salaries and vacation	326,082	285,679
Rental deposits	1,488,886	1,340,592
Income taxes payable	52,600	-
Current portion of note payable	-	116,048
Current portion of capital lease obligations	47,638	39,856
Total current liabilities	2,182,956	2,048,657

Long-Term Liabilities
Long-term deferred taxes	810,600	846,200
Note payable, net of current portion	-	1,315,842
Capital lease obligations, net of current portion	131,101	98,034
Total Liabilities	3,124,657	4,308,733

Shareholders’ Equity
Common stock – no par value, 1,800 shares issued, 1,775 and 1,775 shares outstanding at September 30, 2017 and 2016, respectively	5,569,268	5,569,268
Retained earnings	9,075,973	7,983,671
Total shareholders’ equity	14,645,241	13,552,939

Total Liabilities and Shareholders’ Equity	$17,769,898	$17,861,672

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME AND RETAINED EARNINGS YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016
Income
Resort operations	$7,012,503	$6,614,813
Retail operations	1,194,560	1,363,351
Total income	8,207,063	7,978,164

Costs and Expenses
Operating expenses	5,287,893	5,248,077
Cost of goods sold	509,810	566,279
Depreciation	417,899	414,472
Total costs and expenses	6,215,602	6,228,828

Income from operations	1,991,461	1,749,336

Other Income (Expense)
Interest/dividend income	4,331	4,041
Interest expense	(64,242)	(99,437)
Loss on disposal of fixed assets	(5,248)	(1,551)
Total other income (expense)	(65,159)	(96,947)

Income Before Provision for Income Tax	1,926,302	1,652,389

Provision for Income Tax	834,000	723,500

Net Income	1,092,302	928,889

Retained Earnings – Beginning of Year	7,983,671	7,245,681

Redemption of Stock	-	(190,899)

Retained Earnings – End of Year	$9,075,973	$7,983,671

Earnings Per Share	$615.38	$523.32

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016
Cash Flows From Operating Activities
Net income	$1,092,302	$928,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	417,899	414,472
(Increase) Decrease in deferred income tax	(35,600)	21,300
Loss on disposal of fixed assets	5,248	1,551
Decrease in accounts receivable	21,066	1,589
(Increase) Decrease in inventory	206	(787)
(Increase) Decrease in prepaid income taxes	156,200	(156,200)
Decrease in prepaid expenses	3,769	5,291
Increase in accounts payable and accrued liabilities	1,268	41,843
Increase in accrued salaries and vacation	40,403	1,253
Increase in rental deposits	148,294	79,401
Increase (Decrease) in income taxes payable	52,600	(50,700)
Total adjustments	811,353	359,013

Net cash provided by operating activities	1,903,655	1,287,902

Cash Flows From Investing Activities
Proceeds from sale of fixed assets	21,811	-
Capital expenditures	(339,329)	(288,045)

Net cash used in investing activities	(317,518)	(288,045)

Cash Flows from Financing Activities
Redemption of stock	-	(216,000)
Principal payments on note payable	(1,431,890)	(446,149)
Principal payments on capital lease obligations	(39,857)	43,155
Acquisition of capital lease assets	80,706	-
Net cash used in financing activities	(1,391,041)	(618,994)

Net increase in cash and cash equivalents	195,096	380,863

Cash and Cash Equivalents – Beginning of Year	2,616,670	2,235,807

Cash and Cash Equivalents – End of Year	$2,811,766	$2,616,670

Schedule of Payments of Interest and Taxes
Cash paid for income tax	$860,000	$860,000
Cash paid for interest	$64,242	$99,437

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

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

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts. Management did not believe an allowance for doubtful accounts was necessary as of September 30, 2017 or 2016.

Inventory

Inventory has been valued at the lower of cost or market on a first-in, first-out basis. Inventory is comprised primarily of furnished goods in the general store and in the RV repair shop.

Property and Equipment – Pismo Coast Village

All property and equipment are recorded at cost. Depreciation of property and equipment is computed using straight-line method based on cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:

Building and park improvements	5 to 40 years
Furniture, fixtures, equipment and leasehold improvements	3 to 31.5 years
Transportation equipment	5 to 10 years

Earnings Per Share

The earnings per share reported on the financial statements are based on the 1,775 shares outstanding. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 2- Summary of Significant Accounting Policies (Continued)

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $59,890 and $46,998 for the years ended September 30, 2017 and 2016, respectively. Advertising expense was included in operating expenses on the statement of operations.

Concentration of Credit Risk

At September 30, 2017 and 2016, the Company had cash deposits of $946,168 and $725,895, respectively, in excess of the $250,000 federally insured limit with Pacific Premier Bank (formerly Heritage Oaks Bank). However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year presentation. These reclassifications had no effect on the Company’s results of operations or financial position.

Subsequent Events

Events subsequent to September 30, 2017, have been evaluated through November 15, 2017, which is the date the financial statements were available to be issued. Management did not identify any subsequent events that required disclosure.

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

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of September 30, 2017, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings. The Company does not expect any material changes through September 30, 2018. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2014 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2013.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 3 – Pismo Coast Village Recreational Vehicle Resort and Related Assets

At September 30, 2017 and 2016, property and equipment included the following:

	2017	2016
Land	$10,394,746	$10,394,746
Building and resort improvements	11,343,482	11,295,967
Furniture, fixtures, equipment and leasehold improvements	666,766	661,583
Transportation equipment	704,358	632,779
Construction in progress	144,328	105,660
	23,253,680	23,090,735
Less: accumulated depreciation	(8,527,808)	(8,262,922)
	$14,725,872	$14,827,813

Depreciation and amortization expense was $417,899 and $414,472 for the years ended September 30, 2017 and 2016, respectively.

At September 30, 2017 and 2016, the cost of assets under capital lease was $292,802 and $263,077, respectively, and related accumulated amortization was $147,336 and $160,772, respectively. Depreciation expense on assets under capital lease was $37,545 and $25,685 for the years ended September 30, 2017 and 2016, respectively.

NOTE 4 – Line of Credit

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, expiring March 20, 2018. There was no outstanding balance on the line of credit at September 30, 2017 or 2016.

NOTE 5 – Notes Payable

As of September 30, 2016, the Company had a note payable to Pacific Premier Bank (formerly Heritage Oaks Bank) with a remaining outstanding balance of $1,431,890. Although the note’s original maturity was May 2018, during 2017 the Company paid off the note in its entirety. As of September 30, 2017, there was no remaining balance on this note.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 6 – Capital Lease Obligations

At September 30, 2017 and 2016, capital lease obligations consisted of the following:

	2017	2016
A 2013 Hino truck leased from Donahue Transportation Services Corp. payable in monthly installments of $1,046, including interest at 4.751% per annum, through April 2019.	$19,115	$30,469

A security system for Lot-K leased from RLC Funding, payable in monthly installments of $1,295, including interest at 13.537% per annum, through October 2018.	15,576	28,072

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.532% per annum, through January 2023.	63,342	73,610

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.644% per annum, through January 2024.	80,706	-
Total capital lease obligations	$178,739	$132,151

At September 30, 2017, future minimum payments on capital lease obligations were as follows:

For the Twelve Months Ending September 30,
2018	$55,686
2019	35,404
2020	26,784
2021	26,784
2022	26,784
Thereafter	31,248
Present value of future minimum payments	202,690
Less amount representing interest	(23,951)
178,739
Less current portion of capital lease obligations	(47,638)
Total capital lease obligations, net of current portion	$131,101

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

SEPTEMBER 30, 2017 AND 2016

NOTE 7 – Common Stock (continued)

On March 31, 2016, the Company repurchased 8 shares of the stock for $27,000 per share for a total purchase price of $216,000. This stock redemption reduced the number of outstanding shares from 1,783 to 1,775.

NOTE 8 – Income Taxes

The provision for income taxes for the years ended September 30, 2017 and 2016 are as follows:

	2017	2016
Income tax provision	$834,000	$723,500

The effective income tax rate varies from the statutory federal income tax rate as follows:

	2017	2016
Statutory federal income tax rate	34.0%	34.0%
Increase (decrease):
State income taxes, net of federal benefit	5.7	5.8
Nondeductible variable costs of shareholder usage	2.9	4.0
Other miscellaneous adjustments	(1.1)	0.0
Effective income tax rate	41.5%	43.8%

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

The Company has early adopted Accounting Standards Update (ASU) 2015-2017, Balance Sheet Classification of Deferred Taxes, to simplify and improve the usefulness of the financial statements. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.

This ASU is effective for financial statements issued for annual periods beginning after December 15, 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company has made this classification update as of October 1, 2016, and has applied this change retrospectively to all periods presented. Below is a table summarizing the changes in presentation for the periods ended September 30, 2017 and 2016:

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 8 – Income Taxes (continued)

	2017	2016
Total assets – original presentation	$17,888,598	$17,969,672
Total liabilities – original presentation	3,243,357	4,416,733

Total assets – change in presentation	(118,700)	(108,000)
Total liabilities – change in presentation	(118,700)	(108,000)

Total assets – updated presentation	17,769,898	17,861,672
Total liabilities – updated presentation	3,124,657	4,308,733

As of September 30, 2017 and 2016, the Company’s deferred tax liability was $810,600 and $846,200, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

NOTE 9 – Operating Leases

The Company leases a lot located in Oceano, California, for $2,933 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $384 per month. Future minimum lease payments under this obligation are as follows:

For the Twelve Months Ending September 30,
2018	$4,608
2019	4,608
2020	4,608
2021	4,608
2022	1,920
$20,352

Rent expense under these lease agreements was $43,928 and $43,066 for the years ended September 30, 2017 and 2016, respectively.

NOTE 10 – Employee Retirement Plan

The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $57,083 and $56,717 for the years ended September 30, 2017 and 2016, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 11 – Operating Expenses

Operating expenses for the years ended September 30, 2017 and 2016, consisted of the following:

	2017	2016
Administrative salaries	$559,000	$512,873
Advertising and promotion	59,890	46,998
Auto and truck expense	122,501	119,826
Bad debts	1,857	-
Contract services	65,537	192,340
Corporation expense	68,720	54,199
Custodial supplies	25,289	29,805
Direct labor	1,771,028	1,751,553
Employee travel and training	34,810	31,675
Equipment lease	4,809	5,419
Insurance	589,551	666,850
Miscellaneous	88,456	57,237
Office supplies and expense	77,986	47,973
Payroll tax expense	203,047	182,563
Payroll service	41,243	39,794
Pension plan match	57,083	56,717
Professional services	103,582	93,855
Property taxes	215,809	210,273
Recreational supplies	4,069	14,570
Rent - storage lots	43,928	43,066
Repairs and maintenance	219,478	215,360
Retail operating supplies	6,124	3,030
Security	15,143	17,514
Service charges	154,877	138,628
Taxes and licenses	8,609	12,544
Telephone	37,024	50,792
Uniforms	26,056	28,580
Utilities	682,387	624,043
Total Operating Expenses	$5,287,893	$5,248,077

INDEPENDENT AUDITOR'S REPORT

ON ADDITIONAL INFORMATION

To the Board of Directors and

Shareholders of Pismo Coast Village, Inc.

Pismo Beach, California

Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2017 and 2016 appears on page 16. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of income (unaudited) for the three months ended September 30, 2017 and 2016 are presented for purposes of additional analysis and are not a required part of the basic financial statements. These statements are the responsibility of management and were derived from, and relate directly to, the underlying accounting and other records used to prepare the financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 15, 2017

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME (UNAUDITED) THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016

Income
Resort operations	$2,170,779	$2,055,750
Retail operations	348,949	400,832
Total income	2,516,728	2,456,582

Costs and Expenses
Operating expenses	1,605,028	1,486,939
Cost of goods sold	147,568	169,895
Depreciation	105,004	103,623
Total costs and expenses	1,857,600	1,760,457

Income from operations	662,128	696,125

Other Income (Expense)
Interest income	1,117	505
Interest expense	(12,291)	(21,796)
Gain/(Loss) on sale of fixed assets	(3,944)	-
Total other income (expense)	(15,118)	(21,291)

Income Before Provision for Income Taxes	647,010	674,834

Provision for Tax Expense	276,800	301,600

Net Income	$370,210	$373,234

Earnings Per Share	$208.57	$210.27

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer (who is our principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2017 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures were effective as of such date.

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

As of September 30, 2017, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of September 30, 2017.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

No disclosure is required under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

a. The Company's Directors were chosen at the Shareholders’ Annual Meeting held January 21, 2017. Director Glenn Hickman resigned from the Board for personal reasons on September 16, 2017. At the Board of Directors’ Meeting held November 11, 2017, shareholder David Bessom was duly nominated and elected to fill the vacancy on the Board to serve until the next election at the Annual Shareholders’ Meeting set for January 20, 2018. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

SAM BLANK, Director                                                                                              Age 72

Sam Blank served as a public-school teacher and administrator for more than 30 years. He earned Associate, Bachelor’s, Master’s, and Doctoral degrees from Citrus College, CSU Fullerton, Whittier College, and Brigham Young University, respectively. He holds lifetime California teaching and administrative credentials. Dr. Blank began his career in 1967 as a middle school teacher in the West Covina Unified School District. He soon became an assistant principal in neighboring Charter Oak USD. In 1979, he joined Poway USD in Poway, CA, where he served as principal of elementary and middle schools until he retired in 2001. He has been principal of schools that received California Distinguished Schools and National Blue Ribbon Schools honors. He is an emeritus member of the Association of California School Administrators and past member of Rancho Bernardo Chamber of Commerce, RB Business Association, and RB Rotary. Following his retirement from public education, Dr. Blank obtained a real estate salesperson license and is currently affiliated with Coldwell Banker Residential Real Estate. He is a member of local, state, and national realtor associations. From 2008 to 2013, he served as a member and treasurer for the board of directors for the Rancho Obispo HOA in San Luis Obispo, CA. He and his wife, Bonnie, have been married since 1968 and have resided in Escondido since 1979. Bonnie is also retired with more than 25 years of service as a teacher and high school counselor. Their married daughter and grandson live in the Bay Area. Dr. Blank has served on the Board of Directors since November 12, 2016.

HARRY BUCHAKLIAN, Director                                                                                Age 85

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

RODNEY ENNS, Director                                                                                         Age 64

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

WILLIAM FISCHER, Director                                                                                    Age 84

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

WAYNE HARDESTY, Director, Chief Financial Officer                                                 Age 84

and Vice President - Finance

Wayne Hardesty graduated from Arizona State University in 1955. He was commissioned an Ensign from the Naval Office Candidate School in Newport, Rhode Island, in 1956, and was immediately assigned to the Navy Area Audit Office in Los Angeles, California, for duty at U.S.C. and General Dynamics-Pomona. He entered civil service in 1959, and remained with the Audit Office until 1973, at which time he became a price analyst for the U.S. Air Force at Norton Air Force Base working on the MX and Minuteman Projects. Mr. Hardesty received his MBA from Southern Illinois University in 1980. He retired from civil service in 1988 and became self-employed, primarily in tax preparation for both individual and business returns. He became a licensed Enrolled Agent in 1989 and currently operates Hardesty Financial Services in Rancho Cucamonga, California. Mr. Hardesty has been a member of the Board since September 2008, has served three years as Chairman of the Audit Committee, and is currently serving a fifth year as Chief Financial Officer and Vice President – Finance.

DENNIS HEARNE, Director                                                                                      Age 79

Dennis Hearne holds an A.A. degree in business administration from Hartnell Junior College in California. He served two years in the Navy. Prior to retirement, he was employed in a family agriculture business, L.A. Hearne Company, located in the Salinas Valley in California, for thirty-seven years, and presently serves as a director of the company’s board. Mr. Hearne has also served on the board of directors of the California Feed and Grain Association in Sacramento and the California Crop Improvement Association in Davis. He is a member of Knights of Columbus, serving as treasurer and financial secretary for fifteen years. Mr. Hearne is a retired volunteer fireman with forty years service, serving the rural area in King City, California. He has been a member of the Board of Directors since September 2006, and is currently serving a seventh year as Chairman of the Nominating Committee.

GLENN HICKMAN, Director                                                                                      Age 84

Glenn Hickman has a B.A. in business and a secondary teaching credential from Fresno State University in California. His occupation prior to retirement in 1995 was as a financial analyst and office supervisor for Cal Resources, a subsidiary of Shell Oil Company. Mr. Hickman served nine years as Executive Vice President. Mr. Hickman has been a member of the Board since July 1999 and served nine years as Executive Vice President. He submitted his resignation for personal reasons on November 11, 2017.

TERRIS HUGHES, Director and President                                                                 Age 68

Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in California in police science. He was employed by Belridge/Shell Oil for twenty-three years, from 1973 to 1997, holding the position of senior training technician for the last ten years of that time. He was employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties were to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. He retired from Aera Energy LLC on December 31, 2014. Mr. Hughes then opened his own business entitled Saf-T-Treasures, and travels the country providing safety motivational presentations to employees of various industries. He has been a member of the Board since January 1996, has served one year as Vice President – Policy, three years as Executive Vice President, and is currently serving a second year as President.

KAREN KING, Director                                                                                             Age 59

Karen King studied business finance and management at California Lutheran University in Thousand Oaks, California, and at the University of Phoenix. From 1991 to 2006, she was employed as Director of Credit Risk and Underwriting Management, Credit Risk Manager, Customer Account Team Lead Underwriting and Quality Control, and as Desktop Underwriter Technology Instructor with Fannie Mae, and, from 2006 to 2008, she was employed with PMI Mortgage Insurance Company as Vice President, National Account Operations in Walnut Creek, California. In June 2008, Mrs. King and her family relocated to Camarillo, California, where she was employed until December 2009 as a sales agent for Camarillo Properties, a local real estate brokerage firm. In December 2009, she accepted employment with Bank of America, and held the positions of Vice President - Investor Audit, Vice President - Executive Customer Relations, Office of the CEO, and Vice President - Operations Risk. She left Bank of America in September 2015 when she was hired by Wells Fargo Bank as Vice President, Operations Risk Consultant. Since 2014, Ms. King has served on the Camarillo Ranch Foundation Board as Community Relations Chairperson. She has also been involved with the Camarillo City Ambassadors, the Camarillo Council on Aging, and the Ventura County Council on Aging, representing the City of Camarillo. Mrs. King has been a member of the Board of Directors since November 2016.

GARRY NELSON, Director and Executive Vice President                                            Age 67

Garry Nelson is a graduate of Cal Poly University, San Luis Obispo, California, and has been involved in agriculture for more than forty years. From 2003 until his retirement in 2014, he was employed as the General Manager of Vintage Nurseries in Wasco, California, a company that specializes in grapevines. Prior to his employment at Vintage Nurseries, he was vice president and chief operating officer for Belridge Farms for many years. Mr. Nelson was a member of the Shafter City Council for twenty years, serving as mayor for eight of those years. He also serves on the board of Bakersfield Memorial Hospital Foundation and has served on numerous agricultural industry boards. Mr. Nelson has been a member of the Company's Board of Directors since November 2008, and is currently serving a second year as Executive Vice President.

RONALD NUNLIST, Director                                                                                      Age 79

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

GEORGE PAPPI, JR., Director Vice President - Secretary                                           Age 55

Mr. Pappi’s current occupation is as a property major case general adjuster for The Hartford Insurance. Other positions held during his more than thirty years of employment include office manager, property and bodily injury adjustor, fire and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California, and is actively involved in local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004, and is currently serving a fourth year as Vice President – Secretary.

JERALD PETTIBONE, Director                                                                                   Age 91

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

DWIGHT PLUMLEY, Director and Vice President - Operations                                      Age 65

Dwight Plumley attended College of the Sequoias in California, studying electronic engineering and construction real estate. In 1973, he started in the produce equipment industry working for Packers Manufacturing, Inc. as a service and installation supervisor. In 1979, he became employed by Pennwalt Corporation, an international equipment producer, as a project manager and supervisor. Mr. Plumley purchased Packers Manufacturing, Inc. in 1987, and, as President, produces fruit and vegetable packing and processing systems, from small to multimillion dollar projects, nationwide and internationally. He has also served on the board of directors for Yosemite Bible Camp, a 60-acre facility for up to 350 campers and staff from 1994 to 2006, and served as church deacon from 1984 to 2004. Mr. Plumley has been a member of the Board of Directors since January 2010, and is currently serving a sixth year as Vice President – Operations.

JERRY ROBERTS, Director                                                                                       Age 64

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

Brian Skaggs, Director                                                                                         Age 59

Brian Skaggs received his Bachelor of Science degree in Civil Engineering in 1980, and, in 1988, received a Masters degree in engineering, both degrees from California State University, Fresno. He became a Registered Civil Engineer in the State of California in 1983. In 1980, Mr. Skaggs was hired as Assistant Engineer by Summers Engineering, Inc., was promoted to Civil Engineer in 1983, and in March 1991 was promoted to Senior Civil Engineer and became a partner in the firm. During his years of employment with Summers Engineering, he has worked in the field of water resources engineering in the San Joaquin Valley and other areas in California. Mr. Skaggs has been a member, past vice-president and past president of the American Council of Engineering Companies (ACEC), Sequoia Chapter, and the ACEC Sequoia Chapter was named chapter of the year while he was serving as President. He is also a member of the American Water Works Association, a member of the U. S. Committee on Irrigation and Drainage, and a member of American Society of Civil Engineers. Mr. Skaggs is a member, past vice-president and current president of the Hanford Fraternal Hall Association; a member, past treasurer and past president of the Hanford Celebration Committee; and a member and past treasurer of the Kit Carson Volunteer Fire Department. Mr. Skaggs has been a member of the Board of Directors since May 2016.

GARY WILLEMS, Director                                                                                         Age 63

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

JACK WILLIAMS, Director                                                                                         Age 67

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

b.            OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

JAY JAMISON, Chief Executive Officer/General Manager and                                       Age 64

Assistant Corporate Secretary

Jay Jamison has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. In March 2007, the Board changed his title to Chief Executive Officer/General Manager. He has a B.S. degree in Agricultural Management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family’s guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed Thousand Trails resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. Mr. Jamison was appointed to and served as a commissioner on the Pismo Beach Conference and Visitors Bureau from February 1998 to January 2010, serving as Chair from August 1999 until February 2009. At the 1999 National Association of RV Parks and Campgrounds Annual Convention, he was elected to serve on the Board of Directors representing the ten western states. During his two three-year terms on the Board, he served four years as Treasurer of the National Association, a position he held until he termed out December 2005. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross, and served until June 2011, including from June 2006 until July 2008 as Board Chairman. In February 2006, Mr. Jamison was elected to serve as a commissioner on the California Travel and Tourism Commission, which markets California to potential domestic and international visitors. During his two four-year terms, he served on the Audit Committee, two years as committee Chairman, and one year on the Executive Committee. He termed out as a commissioner in June 2014; however, he still remains a member of the Audit Committee. Mr. Jamison was installed as a member of the Board of Directors for the San Luis Obispo County Conference and Visitors Bureau (Visit San Luis Obispo County) in 2012, and currently serves on the Executive Committee following two years as Board Chair. Since 2014 Mr. Jamison has served as a member of the Advisory Council for the Recreation, Parks, and Tourism Administration (RPTA) Department at Cal Poly San Luis Obispo.

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

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach CA 93449

g.           SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers, and persons who beneficially own more than ten percent of a registered class of our equity securities within specified time periods to file with the SEC initial reports (“Form 3”) of beneficial ownership and reports of changes (“Form 4” and “Form 5”) in beneficial ownership of Common Stock of the Company. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all of the Company’s officers, directors and beneficial owners of greater than ten percent of the outstanding Common Stock complied with the Section 16(a) filing requirements for the fiscal year ending September 30, 2017.

ITEM 11.  EXECUTIVE COMPENSATION

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTED DURING THE LAST FISCAL YEAR

This information required by Item 11 is incorporated by reference in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 20, 2018, under the caption “Compensation of Directors and Executive Officers.” The Definitive Proxy Statement is expected to be filed with the Commission on or before December 20, 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Not applicable.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

No person owns beneficially of record more than 5% of the Company's securities.

b.            SECURITY OWNERSHIP OF MANAGEMENT.

The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2017:

Board Member	Title of Class	*Amount of Ownership	Percent of Class

Sam Blank	Common Stock	1 Share	0.056%
124 Helen Way
Escondido CA 92025

Harry Buchaklian	Common Stock	1 Share	0.056%
1361 East Ticonderoga Drive
Fresno CA 93720

Rodney Enns	Common Stock	1 Share	0.056%
2577 Sandell Avenue
Kingsburg CA 93631

William Fischer	Common Stock	1 Share	0.056%
1947 Sienna Lane
Simi Valley CA 93065

Wayne Hardesty	Common Stock	1 Share	0.056%
8651 Foothill Boulevard Space 110
Rancho Cucamonga CA 91730

Dennis Hearne	Common Stock	2 Shares	0.111%
45075 Merritt Street
King City CA 93930

Terris Hughes	Common Stock	1 Share	0.056%
2426 Sunset Street
Wasco CA 93280

Karen King	Common Stock	1 Share	0.056%
52 Maxine Drive
Camarillo CA 93010

Garry Nelson	Common Stock	1 Share	0.056%
727 Acacia Street
Shafter CA 93263

Board Member	Title of Class	*Amount of Ownership	Percent of Class

Ronald Nunlist	Common Stock	4 Shares	0.222%
1105 Minter Avenue
Shafter CA 93263

George Pappi, Jr.	Common Stock	1 Share	0.056%
5728 Via De Mansion
La Verne CA 91750

Jerald Pettibone	Common Stock	3 Shares	0.166%
4179 Court Drive
Santa Cruz CA 95062

Dwight Plumley	Common Stock	3 Shares	0.166%
4212 West Hemlock Avenue
Visalia CA 93277

Jerry Roberts	Common Stock	2 Shares	0.111%
16230 Camino Del Sol
Los Gatos CA 95032

Brian Skaggs	Common Stock	1 Share	0.056%
371 Northstar Drive
Hanford CA 93230

Gary Willems	Common Stock	1 Share	0.056%
2015 Dorking Avenue
Cambria CA 93428

Jack Williams	Common Stock	1 Share	0.056%
7801 Revelstoke Way
Bakersfield CA 93309

All Officers and	Common Stock	26 Shares	1.444%
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

OTHER ARRANGEMENTS

During the fiscal years 2017 and 2016, Pismo Coast Village, Inc. paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Pismo Coast Village, Inc.'s benefit.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The shareholders will vote on the independent audit firm for the fiscal year ending September 30, 2018 at the annual shareholders’ meeting held on January 20, 2018.

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm, Brown Armstrong Accountancy Corporation, in each of the last two fiscal years.

	Years ended September 30,

	2017	2016
Audit fees (1)	$53,750	$46,350
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	1,750	1,600
Total	$55,500	$47,950

Reflects fees billed for the audit of the Company's consolidated financial statements included in its Form 10-K and review of its quarterly reports on Form 10-Q.

(1)     Reflects fees, if any, for consulting services related to financial accounting and reporting matters.

(2)     Reflects fees billed for tax compliance, tax advice and preparation of the Company's federal tax return.

(3)     Reflects fees, if any, for other products or professional services not related to the audit of the Company's consolidated financial statements and review of its quarterly reports, or for tax services.

(4)     AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES

For the fiscal years ending September 30, 2017 and September 30, 2016, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

(5)     No effort expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year was attributed to work performed by persons other than the accountant's full-time, permanent employees.

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

Registrant :              PISMO COAST VILLAGE, INC.

By:          /s/ TERRIS HUGHES                                                             Date:       November 15, 2017

               Terris Hughes, President

               and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:          /s/ JAY JAMISON                                                                 Date:       November 15, 2017

               Jay Jamison, Chief Executive Officer,

               General Manager and Assistant Corporate Secretary

               (principal executive officer)

By:          /s/ WAYNE HARDESTY                                                        Date:       November 15, 2017

               Wayne Hardesty, Chief Financial Officer,

               Vice President – Finance, and Director

               (principal financial officer and

               principal accounting officer)

By:          /s/ TERRIS HUGHES                                                             Date:       November 15, 2017

               Terris Hughes, President

               and Chairman of the Board, and Director

By:          /s/ GARRY NELSON                                                             Date:       November 15, 2017

               Garry Nelson, Executive Vice President

               and Director

By:          /s/ GEORGE PAPPI, JR.                                                       Date:       November 15, 2017

               George Pappi, Jr., Vice President - Secretary

               and Director

By:          /s/ DWIGHT PLUMLEY                                                          Date:       November 15, 2017

               Dwight Plumley, Vice President - Operations

               and Director

By:          /s/ SAM BLANK                                                                    Date:       November 15, 2017

               Sam Blank, Director

By:          /s/ HARRY BUCHAKLIAN                                                      Date:       November 15, 2017

               Harry Buchaklian, Director

By:          /s/ RODNEY ENNS                                                               Date:       November 15, 2017

               Rodney Enns, Director

By:          /s/ WILLIAM FISCHER                                                           Date:       November 15, 2017

               William Fischer, Director

By:          /s/ DENNIS HEARNE                                                            Date:       November 15, 2017

               Dennis Hearne, Director

By:          /s/ KAREN KING                                                                   Date:       November 15, 2017

               Karen King, Director

By:          /s/ RONALD NUNLIST                                                           Date:       November 15, 2017

               Ronald Nunlist, Director

By:          /s/ JERALD PETTIBONE                                                       Date:       November 15, 2017

               Jerald Pettibone, Director

By:          /s/ JERRY ROBERTS                                                            Date:       November 15, 2017

               Jerry Roberts, Director

By:          /s/ BRIAN SKAGGS                                                              Date:       November 15, 2017

               Brian Skaggs, Director

By:          /s/ GARY WILLEMS                                                              Date:       November 15, 2017

               Gary Willems, Director

By:          /s/ JACK WILLIAMS                                                              Date:       November 15, 2017

               Jack Williams, Director