Form 10-Q
period 2017-12-31
PISMO COAST VILLAGE INC
filed 2018-02-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Fiscal year-to-date site occupancy is up 4.0%, or 1147 nights, primarily due to weather and the Company donating 705 nights to Thomas Fire evacuees. Based on advanced reservation deposits, occupancy projections are up 5% compared to this time last year. However, prime time reservations are equal to last year. Revenues from ancillary operations such as the General Store, RV Service, arcade, laundromat, and bike rental are down 6.1% year-to-date, and management feels this trend will improve as business moves into the primary camping season. Industry projections anticipate positive business trends and reasonable fuel prices as the summer season approaches.

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

Income from Resort Operations for the three-month period ended December 31, 2017, increased $121,788, or 8.4%, from the same period in 2016. This increase is primarily due to a $92,310, or 9.3%, increase in year-to-date site revenue, and a $25,990, or 6.0%, increase in RV storage and towing activity.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations decreased by $16,651 for the three-month period ended December 31, 2017, 6.1% below the same period in 2016. The General Store contributed $7,634, or 5.8%, while the RV Service and Repair decreased revenue by $24,285, or 17.3%, compared to the previous year. This decrease in revenue for the RV Service and Repair operation was due to operating with less RV repair personnel compared to the previous year.

The Company anticipates slight to moderate increases in both income from resort operations and in retail operations as the fiscal year progresses.

Operating expenses for the three-month period ending December 31, 2017, increased $26,331, or 2.1%, above the same period ended December 31, 2016. This reflects an increase in labor and labor related expenses including medical insurance, credit card expense, computer expense, and vehicle expense. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of goods sold expenses for the three-month period ended December 31, 2017, are 44.5%, compared to 41.6% for the same period in 2016, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 2017, was $2,408, compared to $20,088 for the same period ending 2016. The current balance reflects payoff of the note payable during the fourth quarter of fiscal year 2017.

Income before provisions for income taxes for the three-month period ended December 31, 2017 increased by $93,120 above the same period in 2016. This increase in income before provision for income taxes is a result of increased total income.

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

LIQUIDITY

The Company's current cash position, as of December 31, 2017, is $2,791,031, which is 5.6% more than the same position in 2016. The cash balance decreased $20,735 from the fiscal year ended September 30, 2017, due to capital expenditures and payment of employee bonuses. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities increased $53,933 above the same period last year and increased $55,486 since the 2017 fiscal year end, which reflects a timing of capital projects, tree service, and accrued vacation. All undisputed payables have been paid in full according to the Company's policy.

Working capital increased to $1,090,180 at the end of the first quarter of fiscal year 2018, compared with $861,070 at the end of fiscal year 2017.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of approximately $900,000 in fiscal year 2018 to further enhance the resort facilities and services. These projects include building a new RV Service and Repair facility, purchase a new trailer tow truck, resort surveillance upgrade, and install HVAC in the general store. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2017.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three-months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting for the shareholders of Pismo Coast Village, Inc. was held Saturday, January 20, 2018, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting, the following Directors were elected to serve until the annual meeting in January 2019 or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

Bessom, David	624
Blank, Sam	618
Buchaklian, Harry	636
Enns, Rodney	645
Fischer, William	618
Hardesty, Wayne	620
Hearne, Dennis	660
Hughes, Terris	665
King, Karen	703
Nelson, Garry	628
Nunlist, Ronald	661
Pappi, Jr., George	635
Pettibone, Jerald	617
Plumley, Dwight	786
Roberts, Jerry	620
Skaggs, Brian	619
Willems, Gary	640
Williams, Jack	642

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matter is set forth below:

Proposal to approve the selection of Brown Armstrong Accountancy Corporation to serve as independent certified public accountants for the Company for Fiscal Year 2017 - 2018:

Affirmative Votes

639

Negative Votes	1
Abstentions	20

ITEM 5.       OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held Saturday, January 20, 2018, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Shareholders’ Meeting:

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

Date:          February 14, 2018

Signature:   /s/ TERRIS HUGHES

Terris Hughes, President and Chairman of the Board

Date:          February 14, 2018

Signature:   /s/ WAYNE HARDESTY

Wayne Hardesty, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          February 14, 2018

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc., (Company) as of December 31, 2017 and 2016, and the related statements of income and retained earnings and cash flows for the three-month periods ended December 31, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of September 30, 2017, and the related statements of income and retained earnings, and cash flow for the year then ended, and in our report dated November 15, 2017, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2017, is fairly stated, in all material respects.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

February 14, 2018

PISMO COAST VILLAGE, INC. BALANCE SHEETS DECEMBER 31, 2017 AND 2016 AND SEPTEMBER 30, 2017

	December 31, 2017 (Unaudited)	September 30, 2017 (Audited)	December 31, 2016 (Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$2,791,031	$2,811,766	$2,643,948
Accounts receivable	20,377	21,261	22,309
Inventory	206,922	191,023	191,380
Prepaid income taxes	-	-	29,900
Prepaid expenses	158,726	19,976	142,010
Total current assets	3,177,056	3,044,026	3,029,547

Pismo Coast Village Recreational Vehicle
Resort and Related Assets –
Net of accumulated depreciation	14,653,545	14,725,872	14,736,352

Other Assets	-	-	3,106

Total Assets	$17,830,601	$17,769,898	$17,769,005

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. BALANCE SHEETS DECEMBER 31, 2017 AND 2016 AND SEPTEMBER 30, 2017

	December 31, 2017 (Unaudited)	September 30, 2017 (Audited)	December 31, 2016 (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$323,236	$267,750	$269,303
Accrued salaries and vacation	86,828	326,082	75,633
Rental deposits	1,497,514	1,488,886	1,395,673
Income taxes payable	134,200	52,600	-
Current portion of note payable	-	-	117,502
Current portion of capital lease obligations	45,098	47,638	38,242
Total current liabilities	2,086,876	2,182,956	1,896,353

Long-Term Liabilities
Long-term deferred taxes	795,400	810,600	832,300
N/P Pacific Premier Bank	-	-	1,285,823
Capital lease obligations, net of current portion	121,448	131,101	89,074
Total Liabilities	3,003,724	3,124,657	4,103,550

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued 1,775 shares outstanding at December 31, 2017 and 2016, respectively	5,569,268	5,569,268	5,569,268
Retained earnings	9,257,609	9,075,973	8,096,187
Total stockholders’ equity	14,826,877	14,645,241	13,665,455

Total Liabilities and Stockholders’ Equity	$17,830,601	$17,769,898	$17,769,005

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED) THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

	Three Months Ended December 31,

	2017	2016
Income
Resort operations	$1,576,317	$1,454,529
Retail operations	255,085	271,736
Total income	1,831,402	1,726,265

Costs and Expenses
Operating expenses	1,291,679	1,265,348
Cost of goods sold	113,554	112,948
Depreciation	106,855	103,282
Total costs and expenses	1,512,088	1,481,578

Income from operations	319,314	244,687

Other Income (Expense)
Interest/dividend income	1,130	1,621
Interest expense	(2,408)	(20,088)
Loss on disposal of fixed assets	-	(1,304)
Total other income (expense)	(1,278)	(19,771)

Income Before Provision for Income Taxes	318,036	224,916

Income Tax Expense	136,400	112,400

Net Income	181,636	112,516

Retained Earnings – Beginning of Period	9,075,973	7,983,671

Retained Earnings – End of Period	$9,257,609	$8,096,187

Net Income Per Share	$102.33	$63.39

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (UNAUDITED) THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

	2017		2016
Cash Flows From Operating Activities
Net Income		$181,636		$112,516
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	$106,855		$103,282
Decrease in accounts receivable	884		20,018
(Increase) in inventory	(15,899)		(151)
(Decrease) in deferred tax asset	(15,200)		(13,900)
Decrease in prepaid income taxes	-		126,300
(Increase) in prepaid expenses	(138,750)		(118,263)
Increase in accounts payable and accrued liabilities	55,486		2,821
(Decrease) in accrued salaries and vacation	(239,254)		(210,046)
Increase in rental deposits	8,628		55,081
Increase in Income taxes payable	81,600		-
Total adjustments		(155,650)		(34,858)

Net cash provided by (used in) operating activities		25,986		77,658

Cash Flows From Investing Activities
Disposal of fixed assets	-		1,304
Capital expenditures	(34,528)		(12,545)
Net cash used in investing activities		(34,528)		(11,241)

Cash Flows from Financing Activities
Principal repayments of note payable	(12,193)		(39,139)
Net cash used in financing activities		(12,193)		(39,139)

Net increase (decrease) in cash and cash equivalents		(20,735)		27,278

Cash and Cash Equivalents – Beginning of Period		2,811,766		2,616,670

Cash and Cash Equivalents – End of Period		$2,791,031		$2,643,948

Schedule of Payments of Interest and Taxes
Cash paid for interest		$2,408		$20,088

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016 AND SEPTEMBER 30, 2017

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

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts. Management did not believe an allowance for doubtful accounts was necessary as of December 31, 2017, September 30, 2017, or December 31, 2016.

Inventories

Inventories have been valued at the lower of cost or market on a first-in, first-out basis. Inventories are comprised primarily of finished goods in the general store and in the RV shop.

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

Earnings Per Share

The earnings per share are based on the 1,775 shares issued and outstanding. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017 AND 2016 AND SEPTEMBER 30, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

The Company follows the policy of charging the costs of non-direct response advertising as incurred. Advertising expense was $10,119 and $12,758 for the three months ended December 31, 2017 and 2016, respectively. Advertising expense was included in operating expenses on the statement of operations.

Concentration of Credit Risk

At December 31, 2017, September 30, 2017, and December 31, 2016, the Company had cash deposits of $892,188, $946,168, and $733,717 in excess of the $250,000 federally insured limit with Pacific Premier Bank, respectively. However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks, which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

Subsequent Events

Events subsequent to December 31, 2017 have been evaluated through February 14, 2018, which is the date the financial statements were available to be issued. Management did not identify an subsequent events that required disclosure.

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic 740. ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of June 30, 2017, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings. The Company does not expect any material changes through December 31, 2018. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2014 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2013.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017 AND 2016 AND SEPTEMBER 30, 2017

NOTE 3 – PROPERTY AND EQUIPMENT

At December 31, 2017, September 30, 2017, and December 31, 2016, property and equipment included the following:

	December 31, 2017	September 30, 2017	December 31, 2016

Land	$10,394,746	$10,394,746	$10,394,746
Building and resort improvements	11,343,482	11,343,482	11,295,967
Furniture, fixtures, equipment and leasehold improvements	666,768	666,766	661,380
Transportation equipment	704,359	704,358	632,779
Construction in progress	178,853	144,328	113,644
	23,288,208	23,253,680	23,098,516
Less: accumulated depreciation	(8,634,663)	(8,527,808)	(8,362,164)
Total	$14,653,545	$14,725,872	$14,736,352

Depreciation expense for the three months ended December 31, 2017 and 2016 was $95,946 and $93,507, respectively.

At December 31, 2017, September 30, 2017, and December 31, 2016, the cost of assets under capital lease was $292,802, $292,802, and $263,077, respectively, and related accumulated amortization was $158,245, $147,336, and $170,547, respectively. Amortization expense on assets under capital lease was $10,909 and $9,775 for the three months ended December 31, 2017 and 2016, respectively.

NOTE 4 - LINE OF CREDIT

The Company has a revolving line of credit with Pacific Premier Bank for $500,000, expiring March 20, 2018. There was no outstanding balance on the line of credit as of December 31, 2017, September 30, 2017, or December 31, 2016.

NOTE 5 – NOTE PAYABLE

At December 31, 2016, the Company had a note payable to Pacific Premier Bank (formerly Heritage Oaks Bank) with a remaining outstanding balance of $1,285,823. Although the note’s original maturity was May 2018, during 2017 the Company paid off the note in its entirely. As of September 30, 2017, there was no remaining balance on this note.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017 AND 2016 AND SEPTEMBER 30, 2017

NOTE 6 – CAPITAL LEASE OBLIGATIONS

At December 31, 2017, September 30, 2017, and December 31, 2016, capital lease obligations consisted of the following:

	December 31, 2017	September 30, 2017	December 31, 2016

A 2008 tow truck leased from Donahue Transportation Services Corp. payable in monthly installments of $799, including interest at 8.39% per annum, through February 2017.	$-	$-	$3,446

A 2013 Hino truck leased from Donahue Transportation Services Corp. payable in monthly installments of $1,046, including interest at 4.751% per annum, through April 2019.	16,191	19,115	27,681

A security system for Lot-K leased from RLC Funding, payable in monthly installments of $1,295, including interest at 13.537% per annum, through October 2018.	12,181	15,576	25,104

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.532% per annum, through January 2023.	60,702	63,342	71,085

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.644% per annum, through September 2024.	77,472	80,706	-

Total capital lease obligations	$166,546	$178,739	$127,316

At December 31, 2017, future minimum payments on capital lease obligations were as follows:

For the Year Ending December 31,
2018	$52,289
2019	30,969
2020	26,784
2021	26,784
2022	26,784
Thereafter	24,552
188,162
Less amount representing interest	(21,616)
Present value of future minimum payments	166,546
Less current portion of capital lease obligations	(45,098)
Total capital lease obligations, net of current portion	$121,448

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017 AND 2016 AND SEPTEMBER 30, 2017

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

NOTE 8 - INCOME TAXES

The provision for income taxes for the three months ended December 31, 2017 and 2016, is as follows:

	December 31, 2017	December 31, 2016

Income tax provision	$136,400	$112,400

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of federal tax benefit, and non-deductible variable cost of shareholder usage.

As of December 31, 2017, September 30, 2017, and December 31, 2016, the Company’s deferred tax liability was $795,400, $810,600, and $832,300, respectively, Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

NOTE 9 - OPERATING LEASES

The Company leases a lot in Oceano, California, to use as storage lot, at $2,933 per month. The lease has converted to a month-to-month lease.

The Company has a five-year lease obligation for a copier. Rental expense under this operation lease is $384 per month. Future minimum lease payments under this obligation are as follows:

For the Twelve Months Ending December 31,
2018	$4,608
2019	4,608
2020	4,608
2021	4,608
2022	1,152
$19,584

Rent expense under these agreements was $9,517 and $9,285 for the three-month period ended December 31, 2017 and 2016, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017 AND 2016 AND SEPTEMBER 30, 2017

NOTE 10 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $18,700 and $18,778 for the three months ended December 31, 2017 and 2016, respectively.