Form 10-Q/A
period 2017-12-31
PISMO COAST VILLAGE INC
filed 2018-02-15
CIK 216877

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

Large accelerated filer[ ]

Accelerated filer[ ]

Non-accelerated filer[ ]

Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,775

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, filed with the Securities and Exchange Commission on February 14, 2018 (the “Form 10-Q”), is to correct a typographical error in the XBRL, Note: 3 PROPERTY AND EQUIPMENT table, line item "Less: accumulated depreciation" for the period ending December 31, 2017. The figure should read 8,634,663, but read 8,364,633.

In addition, the Registrant is also including Exhibits 31.1, 31.2, 31.3, 32.1, 32.2, and 32.3 as required by the filing of this form 10-Q/A.

No other changes have been made to the Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and except as noted above, does not modify or update in any way disclosures made in the original Form 10-Q

 ITEM 6.

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

 Date:                 February 15, 2018

 Signature:          /s/ TERRIS HUGHES

Terris Hughes, President and Chairman of the Board

 Date:                 February 15, 2018

 Signature:          /s/ WAYNE HARDESTY

Wayne Hardesty, V.P. Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

 Date:                 February 15, 2018

 Signature:          /s/ JAY JAMISON

Jay Jamison, General Manager/ Chief Executive Officer

(principal executive officer)

2