Form 10-Q
period 2018-03-31
PISMO COAST VILLAGE INC
filed 2018-05-15
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The Company has been fortunate not to have significant impact due to economy volatility. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total site occupancy is up 6.8% compared to this time last year primarily due to nice weather. Occupancy projections look equal to last year throughout the remainder of the fiscal year.

RV storage and towing continue to be a primary source of revenue for the Company, and has growth of 3.8% year-to-date. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

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

Income from resort operations for the three-month period ended March 31, 2018, increased $189,949, or 13.6%, above the same period in 2017. This increase in income reflects a $163,672, or 17.6%, increase in site revenue, and an increase of $16,515, or 3.8%, in RV storage and spotting activity. This increase in site revenue reflects good weather, and the timing of Spring Break compared to last year. Resort Operations Income for the six-months ended March 31, 2018, increased $311,737, or 11.0%, from the same period ended March 31, 2017. This increase is due primarily to an increase of $255,982, or 13.4%, in site rental revenue which was driven by good weather and the timing of Spring Break. RV storage activity increased by $42,507, or 5.0%, compared to the previous year.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations for the three-month period ended March 31, 2018, increased $9,925, or 4.2%, above the same period in 2017. The General Store revenue was up $24,657, or 21.6%, and RV Service revenue decreased $14,372, or 12.1%, from the previous year. Income from Retail Operations for the six-month period ending March 31, 2018, decreased by $6,726, or 1.3%, below the same period ended March 31, 2017. The General Store was up $32,291, or 13.1%, and RV Service was down $39,019, or 15.0%. The increase in the General Store revenue reflects increased resort occupancy and the timing of Spring Break. The decrease in the RV Service program revenue reflects the loss of technical staff. Management continues to place importance upon ongoing review of retail product mix, pricing, attention to service, and staff training. The Company anticipates positive performance in income from retail operations through the remainder of fiscal year 2018.

Operating expenses for the three-month period ending March 31, 2018, increased $52,577, or 4.3%, above the same period ended March 31, 2017. This increase in expense primarily reflects labor, employee benefits, travel and training, electricity, property tax, credit card processing, and television. For the six-month period ending March 31, 2018, operating expenses increased by $78,908, or 3.2%, above the same period in 2017. This increase reflects labor, employee benefits, water and sewer, credit card processing, television, Wi-Fi, uniforms, and small equipment. Management continues to review and scrutinize expenses in order to maximize efficiency and profitability. Due to the age of the Resort, the Company is undertaking maintenance activity that is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, utility improvements, landscaping, and building repair.

Cost of Goods Sold expenses, as a percentage of retail income for the three-months ended March 31, 2018, are 48.6% compared to 43.2% for the same period in 2017. For the six-months ended March 31, 2018, Cost of Goods Sold expenses were 46.5 % compared to 42.3% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three-months ended March 31, 2018, is $2,395, compared to $18,777 for the same period in 2017. For the six-month period ended March 31, 2018, compared to the same period in 2017, interest expense was $4,803 and $38,865, respectively. This expense primarily reflects financing for the purchase of additional RV storage properties that closed escrow January 11, 2006, April 6, 2006, and March 5, 2008. The note for financing the RV Storage properties was paid off in September 2017.

Income before provision for income tax for the three-month period ended March 31, 2018, increased by $144,294, reflecting increased total income compared to the previous year and decreased interest expense. For the six-months ended March 31, 2018, income before provisions for income tax increased by $237,414, reflecting increased total income and decreased interest expense. Revenues during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

The Company recognized an income tax benefit of $105,250 compared to expense of $192,000 due to changes in the Federal tax law effective January 1, 2018.

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

LIQUIDITY

The Company's current cash position as of March 31, 2018, is $3,337,288, which is 8.5% more than the same position in 2017. This increase is primarily due to an increase in rental deposits and decrease in capital expenditures. The cash balance increased $525,522 from fiscal year ended September 30, 2017, due to increase in rental deposits and timing of capital expenditures. The present level of cash is being maintained in anticipation of large capital expenditures. Management is planning and implementing long-term renovations to the Resort property, which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles and replacing restroom buildings. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities increased $39,159 above the same period last year and decreased $20,977 since the 2017 fiscal year end, which reflects a timing of capital projects and accrued property taxes. All undisputed payables have been paid in full according to the Company's policy.

Working capital increased to $1,358,578 at the end of the second quarter of fiscal year 2018, compared with $861,070 at the end of fiscal year 2017, and $960,958 at quarter end March 31, 2017.

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

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of approximately $900,000 in fiscal year 2018 to further enhance the resort facilities and services. These projects include building a new RV Service and Repair facility, purchase a new RV storage tow vehicle, resort surveillance upgrade, and install HVAC in the General Store. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of March 31, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2017.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six-months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:          May 14, 2018

Signature:   /s/ TERRIS HUGHES

Terris Hughes, President and Chairman of the Board

Date:          May 14, 2018

Signature:   /s/ WAYNE HARDESTY

Wayne Hardesty, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          May 14, 2018

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. (Company) as of March 31, 2018 and 2017, and the related statements of operations and retained earnings and cash flows for the three and six-month periods ended March 31, 2018 and 2017. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of September 30, 2017, and the related statements of operations and retained earnings, and cash flow for the year then ended, and in our report dated November 15, 2017, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2017, is fairly stated, in all material respects.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

May 14, 2018

PISMO COAST VILLAGE, INC. BALANCE SHEETS MARCH 31, 2018 AND 2017 AND SEPTEMBER 30, 2017

	March 31, 2018 (Unaudited)	September 30, 2017 (Audited)	March 31, 2017 (Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$3,337,288	$2,811,766	$3,075,801
Accounts receivable	15,732	21,261	18,976
Inventories	215,535	191,023	197,280
Prepaid income taxes	277,800	-	203,600
Prepaid expenses	46,914	19,976	39,283
Total current assets	3,893,269	3,044,026	3,534,940

Property and equipment
Net of accumulated depreciation	14,625,671	14,725,872	14,700,319

Other Assets	-	-	2,524
Total Assets	$18,518,940	$17,769,898	$18,237,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$246,773	$267,750	$207,614
Accrued salaries and vacation	87,475	326,082	77,681
Rental deposits	2,158,472	1,488,886	2,158,853
Income taxes payable	-	52,600	-
Current portion of note payable	-	-	99,933
Current portion of capital lease obligations	41,971	47,638	29,901
Total current liabilities	2,534,691	2,182,956	2,573,982

Long-Term Liabilities
Deferred taxes	466,700	810,600	822,800
Note Payable, net of current portion	-	-	974,320
Capital lease obligations, net of current portion	112,977	131,101	89,075
Total Liabilities	3,114,368	3,124,657	4,460,177

Stockholders’ Equity
Common stock – no par value, 1,800 shares Issued, 1,775 and 1775 shares outstanding at March 31, 2018 and 2017, respectively	5,569,268	5,569,268	5,569,268
Retained earnings	9,835,304	9,075,973	8,208,338
Total stockholders’ equity	15,404,572	14,645,241	13,777,606

Total Liabilities and Stockholders’ Equity	$18,518,940	$17,769,898	$18,237,783

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED) THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND 2017

	Three Months Ended March 31,		Six Months Ended March 31,

	2018	2017	2018	2017
Income
Resort operations	$1,581,566	$1,391,617	$3,157,883	$2,846,146
Retail operations	245,582	235,657	500,667	507,393
Total income	1,827,148	1,627,274	3,658,550	3,353,539

Cost and Expenses
Operating expenses	1,263,620	1,211,043	2,555,299	2,476,391
Cost of goods sold	119,347	101,754	232,901	214,702
Depreciation and amortization	106,887	104,444	213,742	207,726
Total cost and expenses	1,489,854	1,417,241	3,001,942	2,898,819

Income from Operations	337,294	210,033	656,608	454,720

Other Income (Expense)
Interest/dividend income	1,146	495	2,276	2,116
Interest expense	(2,395)	(18,777)	(4,803)	(38,865)
Loss on disposal of fixed assets	-	-	-	(1,304)
Total other income (expense)	(1,249)	(18,282)	(2,527)	(38,053)

Income Before Provision for Income Tax	336,045	191,751	654,081	416,667

Income Tax (Expense) benefit	241,650	(79,600)	105,250	(192,000)

Net Income	$577,695	$112,151	759,331	224,667

Retained Earnings – Beginning of Period			9,075,973	7,983,671

Retained Earnings – End of Period			$9,835,304	$8,208,338

Net Income Per Share	$325.46	$63.18	$427.79	$126.57

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (Unaudited) SIX MONTHS ENDED MARCH 31, 2018 AND 2017

	2018		2017
Cash Flows From Operating Activities
Net Income		$759,331		$224,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$213,742		$207,726
Decrease in accounts receivable	5,529		23,351
(Increase) in inventory	(24,512)		(6,051)
(Increase) in current deferred taxes	-		(23,400)
(Increase) in prepaid income taxes	(277,800)		(47,400)
(Increase) in prepaid expenses	(26,938)		(15,538)
(Decrease) in accounts payable and accrued liabilities	(20,977)		(58,868)
(Decrease) in accrued salaries and vacation	(238,607)		(207,998)
Increase in rental deposits	669,586		818,261
(Decrease) income taxes payable	(52,600)		-
(Decrease) deferred taxes	(343,900)		-
Total adjustments		(96,477)		690,083
Net cash provided by operating activities		662,854		914,750

Cash Flows From Investing Activities
Capital expenditures	(113,540)		(80,371)
Loss on sale of assets	-		1,304
Net cash used in investing activities		(113,540)		(79,067)

Cash Flows from Financing Activities
Principal payments on long term debt	(23,792)		(376,552)
Net cash used in financing activities		(23,792)		(376,552)

Net increase in cash and cash equivalents		525,522		459,131

Cash and Cash Equivalents – Beginning of Period		2,811,766		2,616,670

Cash and Cash Equivalents – End of Period		$3,337,288		$3,075,801

Schedule of Payments of Interest and Taxes
Cash paid for income tax		$499,050		$262,759
Cash paid for interest		$4,803		$38,865

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (Unaudited) AND SEPTEMBER 30, 2017 (Audited)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments, including certificates of deposit with an original maturity of three months or less when purchased, to be cash equivalents. As of March 31, 2018, September 30, 2017, and March 31, 2017, the Company had $6,061, $11,444 and $11,435 of cash equivalents.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts. Management did not believe an allowance for doubtful accounts was necessary as of March 31, 2018, September 30, 2017, and March 31, 2017.

Inventories

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2018 AND 2017 (Unaudited) AND SEPTEMBER 30, 2017 (Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $19,132 and $33,007 for the six months ended March 31, 2018 and 2017, respectively. Advertising expense was included in operating expenses on the statement of operations.

Concentration of Credit Risk

At March 31, 2018, September 30, 2017, and March 31, 2017, the Company had cash deposits of $1,452,818, $946,168, and $1,206,089 in excess of the $250,000 federally insured limit with Pacific Premier Bank (formerly Heritage Oaks Bank), respectively. However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic 740. ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of March 31, 2018, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings. The Company does not expect any material changes through March 31, 2019. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the internal Revenue Service for fiscal years ending on or after September 30, 2014 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2013.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2018 AND 2017 (Unaudited) AND SEPTEMBER 30, 2017 (Audited)

NOTE 3 – Property and Equipment

At March 31, 2018, September 30, 2017, and March 31, 2017, property and equipment included the following:

	March 31, 2018	September 30, 2017	March 31, 2017

Land	$10,394,746	$10,394,746	$10,394,746
Building and resort improvements	11,353,982	11,343,482	11,295,967
Furniture, fixtures, equipment and leasehold improvements	666,766	666,766	661,380
Transportation equipment	710,425	704,358	657,518
Construction in progress	241,301	144,328	156,734
	23,367,220	23,253,680	23,166,345
Less: accumulated depreciation	(8,741,549)	(8,527,808)	(8,466,026)
	$14,625,671	$14,725,872	$14,700,319

Depreciation expense was $213,742 and $207,726 for the six months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, September 30, 2017, and March 31, 2017, the cost of assets under capital lease was $292,802, $292,802,and $263,077 and related accumulated amortization was $169,155, $147,336, and $180,323, respectively. Amortization expense on assets under capital lease was $10,910, and $19,551 for the six months ended March 31, 2018 and 2017, respectively.

NOTE 4 – LINE OF CREDIT

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, expiring March 24, 2019. There was no outstanding balance on the line of credit as of March 31, 2018, September 30, 2017 or March 31, 2017.

NOTE 5 - NOTE PAYABLE

At March 31, 2017, the Company had a note payable to Pacific Premier Bank (formerly Heritage Oaks Bank) with a remaining outstanding balance of $1,074,253. Although the note’s original maturity was May 2018, during 2017 the Company paid off the note in its entirety. As of September 30, 2017, there was no remaining balance on this note.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2018 AND 2017 (Unaudited) AND SEPTEMBER 30, 2017 (Audited)

NOTE 6 – Capital Lease Obligations

At March 31, 2018, September 30, 2017, and March 31, 2017, capital lease obligations consisted of the following:

	March 31, 2018 (Unaudited)	September 30, 2017 (Audited)	March 31, 2017 (Unaudited)

A 2008 tow truck leased from Donahue Transportation Services Corp, payable in monthly installments of $799, including interest at 8.39% per annum, through February 2017.			$1,764

A 2013 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,046, including interest at 4.751% per annum, through April 2019.	$13,233	$19,115	25,796

A security system for Lot-K leased from RLC Funding, payable in monthly installments of $1,295, including interest at 13.537% per annum, through October 2018.	8,669	15,576	22,034

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.532% per annum, through January 2023.	58,032	63,342	69,382

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.644% per annum, through September 2024.	75,014	80,706	-

Total capital lease obligations	$154,948	$178,739	$118,976

At March 31, 2018, future minimum payments on the capital lease obligations were as follows:

For the Twelve Months Ending March 31,
2019	$48,401
2020	27,830
2021	26,784
2022	26,784
2023	24,552
Thereafter	20,088
174,439
Less amount representing interest	(19,491)
Present value of future minimum payments	154,948
Less current portion of capital lease obligations	(41,971)
Total capital lease obligations, net of current portion	$112,977

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2018 AND 2017 (Unaudited) AND SEPTEMBER 30, 2018 (Audited)

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

NOTE 8 - INCOME TAXES

The provision for income taxes for the six months ended March 31, 2018 and 2017 is as follows:

	Six Months Ended March 31,
	2018	2017
Income tax (expense)/benefit	$105,250	$(192,000)

Recent tax reform was passed on December 22, 2017, commonly referred to as the “Tax Cuts and Jobs Act.” This Act changes the US federal corporate tax brackets--that had a maximum effective rate of 35%--to a flat rate of 21% for tax years beginning after December 31, 2017. Consequently, deferred tax assets and liabilities have been remeasured, resulting in a deferred income tax benefit of $252,100, which is included as a component of income tax expense (benefit) from continuing operations for the six months ended March 31, 2018.

Pursuant to the above mentioned federal tax rate change, the Company has used a blended tax rate for the six months ended March 31, 2018. This has been done by applying the Company’s previous bracket rate of 34% and the new 21% flat rate pro rata, based on the number of days in the fiscal year before and after January 1, 2018.

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of federal tax benefit, nondeductible variable costs of shareholder usage, and the use of the blended tax rate and remeasurement of deferred tax assets and liabilities due to the federal tax rate changes noted above.

As of March 31, 2018, September 30, 2017, and March 31, 2017, the Company’s deferred tax liability was $466,700, $810,600, and $822,800, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2018 AND 2017 (Unaudited) AND SEPTEMBER 30, 2017 (Audited)

NOTE 9 - OPERATING LEASES

The Company leases a lot, located in Oceano, California, for $2,933 per month. The lease has converted to a month-to-month lease.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $384 per month. Future minimum lease payments under this obligation are as follows:

For the Twelve Months Ending March 31,
2019	$4,608
2020	4,608
2021	4,608
2022	3,840
Total	$17,664

Rent expense under these agreements was $21,674 and $18,570 for the six-months ended March 31, 2018 and 2017, respectively.

NOTE 10 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $33,876 for the six months ended March 31, 2018. The contribution to the pension plan for the six months ended March 31, 2017 was $31,341.

NOTE 11 – SUBSEQUENT EVENTS

Events subsequent to March 31, 2018, have been evaluated through May 14, 2018~~,~~ which is the date the financial statements were available to be issued. Management did not identify any subsequent events that require disclosure.