Form 10-Q
period 2018-06-30
PISMO COAST VILLAGE INC
filed 2018-08-13
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          YES [X]            NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Subsection 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES [X]            NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in rule 12-b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.           [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       YES [  ]            NO [X]

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

The Company has been fortunate not to have significant impact due to economy volatility. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total year-to-date site occupancy is up 3.0% compared to this time last year primarily due to nice weather. Occupancy projections look equal to last year throughout the remainder of the fiscal year. Revenues from ancillary operations, such as the store, arcade, laundromat, and bike rental, are trending below last year, and management feels this is directly related to the economy, and that this trend will continue throughout the remainder of the fiscal year.

RV storage continues to be a major source of revenue for the Company and has enjoyed growth of 2.3% for the quarter. At this time, RV Storage is considered at maximum capacity with a substantial waiting list. RV storage provides numerous benefits to the customer, including no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in a national “My Favorite Campground” contest sponsored by Woodalls, Pismo Coast Village was voted as one of the top ten favorite campgrounds for 2011. Also, Pismo Coast Village was one of thirty-four parks nationally to receive an industry rated “A” park from over 30,000 surveys for customer satisfaction in 2017.

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

Income from resort operations for the three-month period ended June 30, 2018, decreased $12,508, or 0.6%, below the same period in 2017. Resort Income for the nine months ended June 30, 2018, increased $299,229, or 6.2%, above the same period ended June 30, 2017. This decrease in the quarter ending June 30, 2018, is due primarily to the timing of Spring Break, an annual high occupancy period of two weeks, which this year was during the previous quarter. The increase in Resort Operations Income for the nine-month period reflects increases in site rental of $248,521, or 7.3%, and $39,084, or 2.9%, in storage activity for the reasons mentioned above. Management feels these increases in revenue reflect ongoing loyalty from return customers that appreciate the Resort’s location and commitment to quality guest services.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from Retail Operations, for the three-month period ending June 30, 2018, decreased $25,201, or 7.5%, below the same period in 2017. This decrease reflects a $22,143, or 10.6%, decrease in the General Store revenue, and a decrease in the RV Service revenue of $3,058, or 2.4%. The decrease is a reflection of the timing of Spring Break that fell within this period the previous year. Income from Retail Operations for the nine-month period ending June 30, 2018, decreased by $31,927, or 3.8%, below the same period ended June 30, 2017. This reflects a $10,149, or 2.2%, increase in the General Store income, and a $42,076, or 10.8%, decrease in RV Service income. Management feels this decrease in revenue from RV Service operation reflects the current shortage of trained technical staff. The Company anticipates similar activity in both income from resort operations and retail operations through the remainder of fiscal year 2018.

Operating expenses for the quarter ended June 30, 2018, increased $121,069, or 10.0%, from the same period in 2017. This increase in expense is primarily a result of labor, employee benefits, electricity, and repairs and maintenance. Operating expenses for the nine-month period ended June 30, 2018, increased $199,977, or 5.4%, from the same period in 2017. This increase is primarily due to labor, payroll taxes, employee benefits, landscape services, credit card service, and television program expense.

Cost of Goods Sold for 2018 are within projected levels at 49.5% of retail sales for the quarter and 47.7% year-to-date. Cost of Goods Sold for 2017 was 43.6% and 42.8%, respectively.

Interest Expense for the three-month and nine-month periods ended June 30, 2018, is $2,539 and $7,342, respectively, compared to $13,086 and $51,951 the previous year. This decrease in interest expense reflects the current interest rate, and the Company’s decision to make accelerated payments and payoff of the note.

Net Income for the quarter ending June 30, 2018, decreased by $55,841, or 11.2%, compared with the same period ending June 30, 2017. This quarterly decrease in Net Income is primarily due to decreased resort operations and retail revenue as a result of the timing of Spring Break, and increased operating expenses. Net Income for the nine-months ending June 30, 2018, increased by $478,823, or 66.3%, compared with the same period ending June 30, 2017. This increase in Net Income is a result of an increase in resort operations revenue, and a decrease in income tax. The last quarter of 2018 is expected to provide adequate resources for continuing business and provide for planned capital expenditures.

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

LIQUIDITY

The Company's current cash position, as of June 30, 2018, is $3,823,056, which is 13.2% more than the same position in 2017. This increase is primarily due to increased revenues, and timing of capital expenditures. The cash balance increased $1,011,290 from fiscal year ended September 30, 2017, due to increased rental deposits, tax reform, and timing of capital expenditures. The present level of cash is being maintained in anticipation of large capital expenditures in the upcoming fiscal year, which includes a new RV service and repair facility.

Accounts Payable and accrued liabilities decreased $16,644 to an amount of $219,897 for June 30, 2018, compared to the same period ending 2017. This decrease was primarily due to timing of payment of monthly liabilities. All undisputed payables have been paid in full according to the Company's policy.

Accounts Receivable for the period ending June 30, 2018, decreased $1,075 below June 30, 2017, and reflects staff efforts to receive timely collections.

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

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of approximately $900,000 in fiscal year 2018 to further enhance the resort facilities and services. These projects include building a new RV Service and Repair facility, purchase of a new RV storage tow vehicle, resort surveillance upgrade, and install HVAC in the General Store. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2017.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine-months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:          August 13, 2018

Signature:   /s/ TERRIS HUGHES

Terris Hughes, President and Chairman of the Board

Date:          August 13, 2018

Signature:   /s/ WAYNE HARDESTY

Wayne Hardesty, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          August 13, 2018

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

We have reviewed the accompanying balance sheets of Pismo Coast Village, Inc. (Company) as of June 30, 2018 and 2017, and the related statements of income and retained earnings and cash flows for the three and nine-month periods then ended June 30, 2018 and 2017. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of September 30, 2017, and the related statements of income and retained earnings, and cash flow for the year then ended, and in our report dated November 15, 2017, we expressed an unmodified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2017, is fairly stated, in all material respects in relation to the balance sheet from which it has been derived.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

August 13, 2018

PISMO COAST VILLAGE, INC. BALANCE SHEETS JUNE 30, 2018 AND 2017 AND SEPTEMBER 30, 2017

	June 30, 2018 (Unaudited)	September 30, 2017 (Audited)	June 30, 2017 (Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$3,823,056	$2,811,766	$3,376,892
Accounts receivable	26,106	21,261	27,181
Inventories	206,242	191,023	207,835
Prepaid income taxes	140,100	-	9,300
Prepaid expenses	8,074	19,976	10,644
Deposits	2,090	-	3,611
Total current assets	4,205,668	3,044,026	3,635,463

Property and equipment
Net of accumulated depreciation and amortization	14,653,365	14,725,872	14,683,452

Other Assets	-	-	1,941
Total Assets	$18,859,033	$17,769,898	$18,320,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$219,897	$267,750	$236,541
Accrued salaries and vacation	97,291	326,082	80,684
Rental deposits	1,985,736	1,488,886	1,980,097
Income taxes payable	-	52,600	-
Current portion of note payable	-	-	841,986
Current portion of capital lease obligations	46,859	47,638	36,211
Total current liabilities	2,349,783	2,182,956	3,175,519

Long-Term Liabilities
Deferred taxes	486,500	810,600	799,700
Capital lease obligations, net of current portion	176,594	131,101	70,606
Total Liabilities	3,012,877	3,124,657	4,045,825

Stockholders’ Equity
Common stock – no par value, 1,800 shares Issued, 1,775 and 1775 shares outstanding at June 30, 2018 and 2017, respectively	5,569,268	5,569,268	5,569,268
Retained earnings	10,276,888	9,075,973	8,705,763
Total stockholders’ equity	15,846,156	14,645,241	14,275,031

Total Liabilities and Stockholders’ Equity	$18,859,033	$17,769,898	$18,320,856

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED) THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017

	Three Months Ended June 30,		Nine Months Ended June 30,

	2018	2017	2018	2017
Income
Resort operations	$1,983,070	$1,995,578	$5,140,953	$4,841,724
Retail operations	313,017	338,218	813,684	845,611
Total income	2,296,087	2,333,796	5,954,637	5,687,335

Cost and Expenses
Operating expenses	1,327,543	1,206,474	3,882,842	3,682,865
Cost of goods sold	154,864	147,540	387,765	362,242
Depreciation and amortization	109,876	105,169	323,618	312,895
Total cost and expenses	1,592,283	1,459,183	4,594,225	4,358,002

Income from Operations	703,804	874,613	1,360,412	1,329,333

Other Income (Expense)
Interest and dividend income	1,469	1,098	3,745	3,214
Interest expense	(2,539)	(13,086)	(7,342)	(51,951)
Gain (Loss) on disposal of fixed assets	1,400	-	1,400	(1,304)
Total other income (expense)	330	(11,988)	(2,197)	(50,041)

Income Before Provision for Income Tax	704,134	862,625	1,358,215	1,279,292

Income Tax (Expense)	(262,550)	(365,200)	(157,300)	(557,200)

Net Income	$441,584	$497,425	1,200,915	722,092

Retained Earnings – Beginning of Period			9,075,973	7,983,671

Retained Earnings – End of Period			$10,276,888	$8,705,763

Net Income Per Share	$248.78	$280.24	$676.57	$406.81

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (UNAUDITED) NINE MONTHS ENDED JUNE 30, 2018 AND 2017

	2018		2017
Cash Flows From Operating Activities
Net Income		$1,200,915		$722,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$323,618		$312,895
(Increase) Decrease in accounts receivable	(4,845)		15,146
(Increase) in inventory	(15,219)		(16,606)
(Increase) Decrease in prepaid income taxes	(140,100)		146,900
Decrease in prepaid expenses	11,902		13,101
(Increase) in Deposits	(2,090)		(3,611)
(Decrease) in accounts payable and accrued liabilities	(47,853)		(29,941)
Decrease) in accrued salaries and vacation	(228,791)		(204,995)
Increase in rental deposits	496,850		639,505
(Decrease) in income taxes payable	(52,600)		-
(Decrease) in long term deferred income taxes	(324,100)		(46,500)
Total adjustments		16,772		825,894
Net cash provided by operating activities		1,217,687		1,547,986

Cash Flows Used in Investing Activities
Capital expenditures	(251,110)		(168,091)
Proceeds from sale of fixed assets	-		1,304
Net cash used in investing activities		(251,110)		(166,787)

Cash Flows from Financing Activities
Acquisition of capital lease assets	81,369		-
Principal payments on capital lease obligations	(36,656)		(620,977)
Net cash provided by (used in) financing activities		44,713		(620,977)

Net increase in cash and cash equivalents		1,011,290		760,222

Cash and Cash Equivalents – Beginning of Period		2,811,766		2,616,670

Cash and Cash Equivalents – End of Period		$3,823,056		$3,376,892

Schedule of Payments of Interest and Taxes
Payments for interest		$7,342		$51,951
Payments for income tax		$604,050		$456,759

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017 (Unaudited) AND SEPTEMBER 30, 2017 (Audited)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2018, September 30, 2017, and June 30, 2017, the Company had $6,065, $11,444 and $11,439 of cash equivalents.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts. Management did not believe an allowance for doubtful accounts was necessary as of June 30, 2018, September 30, 2017, or June 30, 2017.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2018 AND 2017 (Unaudited) AND SEPTEMBER 30, 2017 (Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $23,446 and $39,454 for the nine months ended June 30, 2018 and 2017, respectively, and $4,314 and $6,447 for the three months ended June 30, 2018 and 2017, respectively. Advertising expense was included in operating expenses on the statement of operations.

Concentration of Credit Risk

At June 30, 2018, September 30, 2017, and June 30, 2017, the Company had cash deposits of $1,944,344, $946,168, and $1,471,482 in excess of the $250,000 federally insured limit with Pacific Premier Bank (formerly Heritage Oaks Bank), respectively. However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks, which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC Insurance.

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

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of June 30, 2017, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings. The Company does not expect any material changes through June 30, 2019. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2014 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2013.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2018 AND 2017 (Unaudited) AND SEPTEMBER 30, 2017 (Audited)

NOTE 3 - PISMO COAST VILLAGE RECREATIONAL VEHICLE RESORT AND RELATED ASSETS

At June 30, 2018, September 30, 2017, and June 30, 2017, property and equipment included the following:

	June 30, 2018	September 30, 2017	June 30, 2017

Land	$10,394,746	$10,394,746	$10,394,746
Building and resort improvements	11,353,982	11,343,482	11,357,992
Furniture, fixtures, equipment and leasehold improvements	666,770	666,766	680,157
Transportation equipment	745,971	704,358	681,016
Construction in progress	270,015	144,328	140,153
	23,431,484	23,253,680	23,254,064
Less: accumulated depreciation	(8,778,119)	(8,527,808)	(8,570,612)
	$14,653,365	$14,725,872	$14,683,452

Depreciation and amortization expense was $323,618 and $312,895 for the nine months ended June 30, 2018 and 2017, respectively, and $109,876 and $105,169 for the three months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, September 30, 2017, and June 30, 2017, the cost of assets under capital lease was $374,171, $292,802, and $263,077, respectively, and related accumulated amortization was $182,776, $147,336, and $190,099, respectively. Amortization expense on assets under capital lease was $35,440 and $29,327 for the nine months ended June 30, 2018 and 2017, respectively, and $13,621 and $9,776 for the three months ended June 30, 2018 and 2017, respectively.

NOTE 4 - LINE OF CREDIT

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, which expires on March 24, 2019. There was no outstanding balance on the line of credit at June 30, 2018, September 30, 2017, and June 30, 2017.

NOTE 5 - NOTE PAYABLE

At June 30, 2017 the Company had a note payable to Pacific Premier Bank (formerly Heritage Oaks Bank) with a remaining outstanding balance of $841,986. Although the note’s original maturity was May 2018, during 2017 the Company paid off the note in its entirety. As of September 30, 2017, there were no remaining balance on this note.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2018 AND 2017 (Unaudited) AND SEPTEMBER 30, 2017 (Audited)

NOTE 6 - Capital Lease Obligations

At June 30, 2018, September 30, 2017, and June 30, 2017, capital lease obligations consisted of the following:

	June 30, 2018 (Unaudited)	September 30, 2017 (Audited)	June 30, 2017 (Unaudited)

A 2013 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,046, including interest at 4.75% per annum, through April 2019.	$10,239	$19,115	$22,004

A security system for Lot-K leased from RLC Funding, payable in monthly installments of $1,295, including interest at 13.54% per annum, through October 2018.	5,037	15,576	18,860

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.53% per annum, through January 2023.	55,332	63,342	65,953

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.644% per annum, through September 2024.	72,527	80,706

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.181% per annum, through May 2025.	80,318
	223,453	178,739	106,817
Less current portion	(46,859)	(47,638)	(36,211)

Total capital lease obligations, net of current portion	$176,594	$131,101	$70,606

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2018 AND 2017 (Unaudited) AND SEPTEMBER 30, 2017 (Audited)

NOTE 6 - Capital Lease Obligations (Continued)

At June 30, 2018, future minimum payments on the capital lease obligations were as follows:

For the Year Ending June 30,
2019	$55,816
2020	40,176
2021	40,176
2022	40,176
2023	34,596
Thereafter	42,408
Total minimum lease payments	253,348
Less amount representing interest	(29,895)
Present value of lease payments	223,453
Less current portion	(46,859)
Capital lease obligations, net of current portion	$176,594

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

NOTE 8 - INCOME TAXES

The provision for income taxes for the three months and nine months ending June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Income tax expense	$262,550	$365,200	$157,300	$557,200

Recent tax reform was passed on December 22, 2017, commonly referred to as the “Tax Cuts and Jobs Act.” This Act changes the US federal corporate tax brackets that had a maximum effective rate of 35% to a flat rate of 21% for tax years beginning after December 31, 2017. Consequently, deferred tax assets and liabilities have been remeasured, resulting in a deferred income tax benefit of $264,000, which is included as a component of income tax expense (benefit) from continuing operations for the nine months ended June 30, 2018.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2018 AND 2017 (Unaudited) AND SEPTEMBER 30, 2017 (Audited)

NOTE 8 - INCOME TAXES (Continued)

Pursuant to the above mentioned federal tax rate change, the Company has used a blended tax rate for the nine months ended June 30, 2018. This has been done by applying the Company’s previous bracket rate of 34% and the new 21% flat rate pro rata, based on the number of days in the fiscal year before and after January 1, 2018.

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB Accounting Standards Codification (ASC) Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, state taxes net of the federal tax benefit and nondeductible variable cost of shareholder usage, and the use of the blended tax rate and remeasurement of deferred tax assets and liabilities due to the federal tax rate changes noted above.

As of June 30, 2018, September 30, 2017, and June 30, 2017, the Company’s deferred tax liability was $486,500, $810,600 and $799,700, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

NOTE 9 - OPERATING LEASES

The Company leases a lot located in Oceano, California, for $3,172 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $384 per month. Future minimum lease payments under this obligation are as follows:

For the Twelve Months Ending June 30,
2019	$4,608
2020	4,608
2021	4,608
2022	2,688
$16,512

Rent expense under these lease agreements was $32,433 and $33,853 for the nine months ended June 30, 2018 and 2017, respectively, and $10,759 and $12,283 for the three months ended June 30, 2018 and 2017, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2018 AND 2017 (Unaudited) AND SEPTEMBER 30, 2017 (Audited)

NOTE 10 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $50,052 and $43,909 for the nine months ended June 30, 2018 and 2017, respectively, and $16,176 and $12,568 for the three months ended June 30, 2018 and 2017, respectively.

NOTE 11 - SUBSEQUENT EVENTS

Events subsequent to June 30, 2018 have been evaluated through August 13, 2018, which is the date the financial statements were available to be issued. Management did not identify any subsequent events that require disclosure.