Form 10-K
period 2018-09-30
PISMO COAST VILLAGE INC
filed 2018-12-19
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended September 30, 2018

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

Name of Each Exchange on Which Registered
Title of Each Class
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ]            NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.            YES [  ]            NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]            NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          YES [X]            NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer
[ ]	Accelerated filer
[X]	Non-accelerated filer
[X]	Smaller reporting company
[ ]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES [  ]            NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.        $70,000,000

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2018 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 19, 2019, are incorporated by reference into Part III.

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

PUBLIC AND SHAREHOLDER USERS

The present policy of the Company is to offer each shareholder the opportunity for 45 nights of free use of sites at the Resort; 25 nights may be used during prime time and 20 nights during non-prime time. The free use of sites by shareholders is managed by designating the nights of the year as prime time and non-prime time. A prime time night is one that is most in demand, for example, Memorial Day Weekend and the period from June 1 until Labor Day. Non-prime time is that time with the least demand. Each shareholder is furnished annually a calendar that designates the prime and non-prime time nights; it also provides a schedule of when reservations can be made and the procedure for making reservations. Shareholder's free use of sites average approximately 21% to 24% annually (refer to Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, page 9).

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

Competition for the tourist market is strong between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's website and social media to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded $46,005 for fiscal year 2018, which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

EMPLOYEES

As of September 30, 2018, the Company employed approximately 62 people, with 24 of these on a part-time basis and 38 on a full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 57 employees to 66 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION

The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing operational expenses and conducting a local comparative rate study, the Board of Directors (Board) voted to increase all trailer towing and set up rates by $5 effective January 1, 2019. The Board also voted at the May 2018 meeting to increase all nightly rates $2 per night effective October 1, 2018. It is anticipated the proposed rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

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

ITEM 2.       PROPERTIES

The Company's principal asset consists of the Resort, which is located at 165 South Dolliver Street in Pismo Beach, California. The Resort is built on a 26-acre site and includes 400 campsites with full hookups and nearby restrooms with showers and common facilities, such as a video arcade, recreation hall, restaurant, general store, swimming pool, laundromat, and three playgrounds.

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

On May 20, 2015, the Company closed escrow on a one-acre property located at 2096 Nipomo Street in Oceano, California, to be developed as an RV Repair and Service facility. The purchase price was $425,000 and required the demolition of a two-story residence. The Company successfully expanded the usable property area by seeking road abandonment. On September 1, 2017, the Company received a Minor Use Permit with conditions from San Luis Obispo County. Currently, construction plans are being finalized in order to obtain the necessary grading and building permits. The Company anticipates beginning construction during the last quarter of 2018.

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

Associated with the previously mentioned property, and included within the fenced storage perimeter, is the lease of a ten-foot by 960-foot section belonging to Union Pacific Railroad. This lease also allows for the Company's fence to encroach upon the lessor's property. This annual lease is currently $6,753, with a 3% automatic annual increase.

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

Lease payments for the first year of control and occupancy area were $1,500 per month, $2,000 per month for the second year, and continuing years are tied to the "CPI" index. During fiscal year 2018, lease payments were made in the amount of $38,458. Current rent payments are $3,302 and may be impacted in the future by the flood district assessment.

The Resort leases out areas to other companies to ensure that the best service and equipment are available for guest use or creates cash flow for the Company. These areas are leased from the Company pursuant to the herein below described leases.

1.   RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC.

This agreement is dated November 1, 2018, and pursuant to this agreement, the Company granted Coin Amusements, Inc. the concession to operate various coin-operated game units at the Resort. The one-year term expires on October 31, 2019, and continued renewal is expected without significant impact.

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

4.   VERIZON WIRELESS

The Company entered into a lease with GTE Mobilnet of Santa Barbara Limited Partnership, d/b/a Verizon Wireless, for a 42-foot by 37-foot portion of the RV storage lot located at 2180 Arriba Place, Arroyo Grande, California, for the construction and operation of a cell tower communications facility. The term of the lease is for five years commencing on January 21, 2013. Continued renewal is expected without significant impact. The Lessee, upon the annual anniversary date of the agreement, may terminate provided that three (3) months prior notice is given to Lessor.

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

5.       ROCK AND ROLL DINER OF OCEANO INC. d/b/a PISMO COAST VILLAGE GRILL

The Company entered into a lease with Mr. Marios Pouyioukkas, owner/operator of Rock and Roll Diner of Oceano Inc., for the lease of a 708-square foot space at the Resort from which the concessionaire operates the restaurant facilities as an independent food service operation. The term of the initial lease was from June 18, 2012 until December 31, 2013. The lease was renewed January 1, 2017 for a three-year period, and the current lease will expire December 31, 2019. Continued renewal is expected without significant impact. Termination or cancellation may be made by either Lessor or Lessee by giving the other party thirty (30) days written notice.

ITEM 3.       LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 4.       (REMOVED AND RESERVED).

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a.   MARKET INFORMATION

There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company’s shares as Pismo Coast Investments. The last transaction the Company is aware of occurred September 28, 2018, at a price of $40,000 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

b.   HOLDERS

The approximate number of holders of the Company's common stock on September 30, 2018, was 1,501.

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses the Company's financial condition as of September 30, 2018, compared with September 30, 2017. The discussion should be read in conjunction with the audited financial statement and the related notes to the financial statement and the other financial information included elsewhere in this Form 10-K.

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

The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Site occupancy for fiscal year 2018 was up 2.2%, following last year’s record occupancy, due to good weather, the improving economy, and a nationwide increased demand for outdoor recreation and camping. Revenues from ancillary operations, such as the General Store, RV service, laundromat, arcade, and bike rental, all contribute to the profitability of the Company.

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

Ongoing investment in Resort improvements has assured Resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the Resort for 2007 - 2008. In addition, in 2008 the Resort was the only industry rated "A" park in California for customer satisfaction based on internet visitor surveys collected nationally by Guest Reviews. The Resort also received the Guest Reviews “A” rated park recognition for the years 2011, 2012, 2013, 2014, 2015, 2016 and one of 30 parks nationally in 2017.

The Company's commitment to quality, value, and enjoyment is underscored by the business' success due to word of mouth and referrals from guests. In addition, investment for online marketing, ads in the leading national directories, and trade magazine advertising formulates most of the business-marketing plan.

CURRENT OPERATING PLANS

The Board of Directors continues its previously established policy by adopting a stringent conservative budget for fiscal year 2019, which projects a positive cash flow of approximately $2,201,210 from operations. This projection is based on paid site occupancy reflecting similar occupancy as experienced in fiscal year 2018. The 2019 budget plan includes a $2 per night increase for all site rentals effective October 1, 2018. Additionally, all RV towing fees will increase by $5 effective January 1, 2019. While the Company projects a positive cash flow, this cannot be assured for fiscal year 2019.

FINANCIAL CONDITION

The business of the Company is seasonal and is concentrated on prime days of the year which are defined as follows: President's Day weekend, Easter week, Memorial Day weekend, summer vacation months, Labor Day weekend, Thanksgiving week, and Christmas/New Year’s week. There are no known trends that affect business or affect revenue.

The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and lease revenues from the laundromat, arcade, restaurant operations and property leases for cell tower communications facilities by third party lessees; and (b) Retail Operations, consisting of revenues from general store operations and from RV parts and service operations.

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

Net cash provided by operating activities totaled $1,671,755 in 2018, compared to $1,903,655 for the 2017 fiscal year.

During fiscal year 2018, capital investment of $231,279 was made that included a new trailer tow truck, installation of HVAC in the General Store, a golf cart, and engineering and permits for the new RV service facility. During fiscal year 2017, capital investment of $258,623 was made that included three utility pick-ups, refiberglass the swimming pool, upgrade parking lot and sport court, upgrade TV system, a new trailer tow truck, and engineering and permits for the new RV service facility. These projects were completed on time and within budget. As of September 30, 2017, the Company eliminated all debt as a result of acquiring the three RV storage properties.

With the possibility of requiring additional funds for planned capital improvements and the winter season, the Company maintains a $500,000 Line of Credit to ensure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal year 2018's current ratio (current assets to current liabilities) of 2.08 increased from fiscal year 2017's current ratio of 1.39. The increase in current ratio is the result of increased cash and cash equivalents, increased accounts receivable, and decreased accounts payable and accrued liabilities.

Working Capital increased to $2,282,628 at the end of fiscal year 2018, compared to $861,070 at the end of fiscal year 2017. This increase is primarily a result of increased cash and cash equivalents as a result of increased income from Resort operations and postponement of some capital projects. It should be noted the Company paid off all remaining balance of the note payable of $1,431,890 during fiscal year 2017.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures up to $950,000 in fiscal year 2019 to further enhance the Resort facilities and services. This would include construction of a new RV service and repair facility, a new trailer tow truck, resort surveillance upgrade, and a hydraulic RV lift for the RV Service facility. Funding for these projects is expected to come from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR-TO-YEAR COMPARISON

Revenue: Operating revenue, interest and other income increased above the prior fiscal year ended September 30, 2017, by $264,885, or 3.2%.

REVENUE BY SEGMENT

	2018	2017
OCCUPANCY
% of Shareholder Site Use	24.4%	24.4%
% of Paid Site Rental	60.8%	59.0%
% Total Site Occupancy	85.3%	83.4%
% of Storage Rental	98.0%	99.0%
Average Paid Site	$61.15	$58.11

RESORT OPERATIONS
Site Rental	$5,248,903	$5,004,605
Storage Operations	1,857,578	1,813,755
Support Operations	200,190	194,143
Total	7,306,671	7,012,503

RETAIL OPERATIONS
Store	677,801	671,948
RV Repair/Parts Store	485,563	522,612
Total	1,163,364	1,194,560

INTEREST INCOME	6,244	4,331

TOTAL REVENUE	$8,476,279	$8,211,394

Occupancy rates on the previous table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, laundromat, recreational activities, and other less significant sources.

2018 COMPARED WITH 2017

Resort operations income increased $294,168, or 4.2%, primarily due to a $244,298, or 4.9%, increase in site rental revenue. This increase reflects a 3.1% increase in paid site occupancy and rate increases which were effective January 1, 2017. RV storage and spotting activity increased $43,823, or 2.4%, above the previous year.

Retail operations income decreased $31,196, or 2.6%, partly due to a $37,048, or 7.0%, decrease in the RV Service Department revenue. The RV Service Department operated most of the year with fewer technical staff than the previous year which significantly decreased labor related income. The General Store increased revenue $5,853, or 0.9%, over the previous year. In an effort to maximize revenue, management continues to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service. In addition, management has actively promoted the RV service and retail operation locally compared to previous years.

Interest/Dividend Income increased $1,913, or 44.2%, above the previous year. Loss on Disposal of Assets for fiscal year 2018 increased to $1,249, compared to -$5,248 the previous year. In addition, Interest Expense decreased $54,109 to $10,133 due to accelerating the payments and ultimately paying off debt due to financing the RV storage properties.

Operating Expenses increased $197,345, or 3.7%, as a result of labor, payroll taxes, employee benefits, travel/training, pension match, legal fees, property taxes, credit card processing, and television. Expenses that were significantly below the previous year included workers’ compensation, interest, and garbage.

Maintaining a conservative approach, most expense items were managed well below plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first-class resort for campers using recreational vehicles.

Income before provision for income taxes of $2,010,500, a 4.4% increase above last year, is reflective of increased income from operations and decreased interest expense.

Net income of $1,624,200 for fiscal year 2018 shows an increase of $531,898, or 48.7%, above a net income of $1,092,302 in 2017. This increase in net income is a reflection of increased resort income and decreased income taxes.

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

•                 changes in interest rates, cost and terms of debt financing;

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

Our revenue is generally highest in the third and fourth quarters. Quarterly revenue also may be harmed by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, contagious diseases, economic factors, and other considerations affecting travel. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue, we have to rely on our short-term line of credit for operations.

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

Occupancy and the rates we are able to charge are often affected by the maintenance and capital improvements at a resort, especially in the event that the maintenance of improvements is not completed on schedule, or if the improvements result in the closure of the General Store or a significant number of sites. The costs of capital expenditures we need to make could harm our financial condition and reduce amounts available for operations. These capital improvements may also give rise to additional risks including:

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

Our continued success will depend, to a significant extent, on the efforts and abilities of our C.E.O. and General Manager, Jay Jamison. Mr. Jamison is important to our business and strategy and to the extent that were he to depart and is not replaced with an experienced substitute, Mr. Jamison's departure could harm our operations, financial condition and operating results.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pismo Coast Village, Inc. is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which we considered appropriate in the circumstances and include some amounts based on our best estimates and judgments. Other financial information in this report is consistent with these financial statements.

Our accounting systems include controls designed to reasonably assure assets are safeguarded from unauthorized use or disposition, and provide for the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America. These systems are supplemented by the selection and training of qualified financial personnel and an organizational structure that provides for appropriate segregation of duties.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (the Company) (a California corporation) as of September 30, 2018 and 2017, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2018, and the notes and Schedule of Operating Expenses (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

We have served as the Company’s auditor since 2005.

Bakersfield, California

November 23, 2018

PISMO COAST VILLAGE, INC. BALANCE SHEETS SEPTEMBER 30, 2018 AND 2017

	2018	2017
ASSETS

Current Assets
Cash and cash equivalents	$4,202,436	$2,811,766
Accounts receivable	55,409	21,261
Inventories	182,437	191,023
Prepaid expenses	15,423	19,976
Total current assets	4,455,705	3,044,026

Property and Equipment
Net of accumulated depreciation and amortization	14,607,089	14,725,872

Investments	111,204	-
Total Assets	$19,173,998	$17,769,898

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$251,861	$267,750
Accrued salaries and vacation	338,106	326,082
Rental deposits	1,499,084	1,488,886
Income taxes payable	8,300	52,600
Current portion of capital lease obligations	40,426	47,638
Total current liabilities	2,137,777	2,182,956

Long-Term Liabilities
Deferred taxes	520,300	810,600
Capital lease obligations, net of current portion	168,476	131,101
Total Liabilities	2,826,553	3,124,657

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued, 1,775 and 1,775 shares outstanding at September 30, 2018 and 2017, respectively	5,569,268	5,569,268
Retained earnings	10,700,173	9,075,973
Accumulated other comprehensive income	78,004	-
Total stockholders’ equity	16,347,445	14,645,241

Total Liabilities and Stockholders’ Equity	$19,173,998	$17,769,898

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME AND COMPREHENSIVE INCOME YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017
Income
Resort operations	$7,306,671	$7,012,503
Retail operations	1,163,364	1,194,560
Total income	8,470,035	8,207,063

Costs and Expenses
Operating expenses	5,485,238	5,287,893
Cost of goods sold	540,377	509,810
Depreciation	431,280	417,899
Total costs and expenses	6,456,895	6,215,602

Income from operations	2,013,140	1,991,461

Other Income (Expense)
Interest and dividend income	6,244	4,331
Interest expense	(10,133)	(64,242)
Gain (Loss) on disposal of fixed assets	1,249	(5,248)
Total other income (expense)	(2,640)	(65,159)

Income Before Provision for Income Tax	2,010,500	1,926,302

Provision for Income Tax	386,300	834,000

Net Income	1,624,200	1,092,302

Other Comprehensive Income
Change in unrealized holding gains on available-for-sale securities, net of applicable deferred taxes of $33,200	78,004	-

Total other comprehensive income	78,004	-

Total comprehensive income	$1,702,204	$1,092,302

Net Income Per Share	$915.04	$615.38

Total comprehensive income per share	$958.99	$615.38

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY YEARS ENDED SEPTEMBER 30, 2018 AND 2017

				Accumulated Other Comprehensive Income

	Common Stock		Retained Earnings
	Shares	Amount			Total

Balance – September 30, 2016	1,775	$5,569,268	$7,983,671	$-	$13,552,939

Net Income	-	-	1,092,302	-	1,092,302

Balance – September 30, 2017	1,775	$5,569,268	$9,075,973	$-	$14,645,241

Net Income	-	-	1,624,200	-	1,624,200

Unrealized gain on investments	-	-	-	78,004	78,004

Balance – September 30, 2018	1,775	$5,569,268	$10,700,173	$78,004	$16,347,445

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017
Cash Flows From Operating Activities
Net income	$1,624,200	$1,092,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	431,280	417,899
(Gain) Loss on disposal of fixed assets	(1,249)	5,248
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(34,148)	21,066
Decrease in inventory	8,586	206
Decrease in prepaid income taxes	-	156,200
Decrease in prepaid expenses	4,553	3,769
Increase (Decrease) in accounts payable and accrued liabilities	(15,889)	1,268
Increase in accrued salaries and vacation	12,024	40,403
Increase in rental deposits	10,198	148,294
Increase (Decrease) in income taxes payable	(44,300)	52,600
(Increase) in deferred taxes	(323,500)	(35,600)
Total adjustments	47,555	811,353

Net cash provided by operating activities	1,671,755	1,903,655

Cash Flows From Investing Activities
Proceeds from sale of fixed assets	1,400	21,811
Capital expenditures	(231,279)	(258,623)

Net cash used in investing activities	(229,879)	(236,812)

Cash Flows from Financing Activities
Principal payments on note payable	-	(1,431,890)
Principal payments on capital lease obligations	(51,206)	(39,857)
Net cash used in financing activities	(51,206)	(1,471,747)

Net increase in cash and cash equivalents	1,390,670	195,096

Cash and Cash Equivalents – Beginning of Year	2,811,766	2,616,670

Cash and Cash Equivalents – End of Year	$4,202,436	$2,811,766

Schedule of Payments of Interest and Taxes
Cash paid for income tax	$684,050	$860,000
Cash paid for interest	$10,133	$64,242

Non-cash Financing and Investing Activities
Property, plant and equipment obtained through capital lease obligations	$81,369	$80,706
Increase in investments from dividend distribution	$111,204	$-

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2018 and 2017, the Company had $6,070 and $11,444 of cash equivalents.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts. Management did not believe an allowance for doubtful accounts was necessary as of September 30, 2018 or 2017.

Inventories

Inventories have been valued at the lower of cost or market on a first-in, first-out basis. Inventories are comprised primarily of furnished goods in the general store and in the RV repair shop.

Property and Equipment

All property and equipment are recorded at cost. Depreciation of property and equipment is computed using the straight-line method based on cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:

Building and park improvements	5 to 40 years
Furniture, fixtures, equipment and leasehold improvements	3 to 31.5 years
Transportation equipment	5 to 10 years

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 2- Summary of Significant Accounting Policies (Continued)

Investments

Investments in securities have been classified in the balance sheet, according to management’s intent, as securities available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 320 Investments – Debt and Equity Securities.

Available-for-sale securities consist of investment securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of deferred taxes, on available-for-sale securities are reported as a net amount in a separate component of stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specification method.

Fair Value Measurements

The Company records its financial assets and liabilities at fair value in accordance with the Fair Value Measurements and Disclosures Topic of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (the Topic). This Topic provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at that reporting date. The Topic also establishes a three-tier hierarchy, as follows, which prioritizes the inputs used in the valuation methodologies in measuring fair value.

Level 1:  Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2:  Inputs to the valuation methodology include:

*	Quoted prices for similar assets and liabilities in active markets;
*	Quoted prices for identical or similar assets or liabilities in active markets;
*	Inputs other than quoted prices that are observable for the asset or liability;
*	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3:  Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following is a description of the valuation methodologies used for assets measured at fair value:

Investments:  Investments in common stock are recorded at fair value based upon quoted market prices using Level 1 inputs.

The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 2- Summary of Significant Accounting Policies (Continued)

Fair Value Measurements (continued)

At September 30, 2018, the following sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Level 1	Level 2	Level 3
Investment in common stock	$111,204	$-	$-

Total assets at fair value	$111,204	$-	$-

Earnings Per Share

The earnings per share are based on the 1,775 shares outstanding. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $46,005 and $59,890 for the years ended September 30, 2018 and 2017, respectively. Advertising expense was included in operating expenses on the Statements of Income and Retained Earnings.

Concentration of Credit Risk

At September 30, 2018 and 2017, the Company had cash deposits of $2,301,721 and $946,168, respectively, in excess of the $250,000 federally insured limit with Pacific Premier Bank. However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue certificates of deposits in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year presentation. These reclassifications had no effect on the Company’s results of operations or financial position.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 2- Summary of Significant Accounting Policies (Continued)

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

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of September 30, 2018, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statements of Income and Retained Earnings. The Company does not expect any material changes through September 30, 2019. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2015 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2014.

NOTE 3 – Property and Equipment

At September 30, 2018 and 2017, property and equipment included the following:

	2018	2017
Land	$10,394,746	$10,394,746
Building and resort improvements	11,342,501	11,343,482
Furniture, fixtures, equipment and leasehold improvements	677,268	666,766
Transportation equipment	709,115	704,358
Construction in progress	325,489	144,328
	23,449,119	23,253,680
Less: accumulated depreciation	(8,842,030)	(8,527,808)
	$14,607,089	$14,725,872

Depreciation and amortization expense was $431,280 and $417,899 for the fiscal years ended September 30, 2018 and 2017, respectively.

At September 30, 2018 and 2017, the cost of assets under capital lease was $374,171 and $292,802, respectively, and related accumulated amortization was $196,397 and $147,336, respectively. Depreciation expense on assets under capital lease was $49,061 and $37,545 for the fiscal years ended September 30, 2018 and 2017, respectively.

NOTE 4 – Line of Credit

The Company has a revolving line of credit with Pacific Premier Bank for $500,000, expiring March 24, 2019. There was no outstanding balance on the line of credit at September 30, 2018 or 2017.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 5 – Capital Lease Obligations

At September 30, 2018 and 2017, capital lease obligations consisted of the following:

	2018	2017

A 2013 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,046, including interest at 4.751% per annum, through April 2019.	$7,210	$19,115

A security system for Lot-K leased from RLC Funding, payable in monthly installments of $1,295, including interest at 13.537% per annum, through October 2018.	1,280	15,576

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.532% per annum, through January 2023.	52,600	63,342

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.644% per annum, through September 2024.	70,012	80,706

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.181% per annum, through May 2025.	77,800	-
	$208,902	$178,739
Less current portion	(40,426)	(47,638)

Total capital lease obligations, net of current portion	$168,476	$131,101

At September 30, 2018, future minimum payments on capital lease obligations were as follows:

For the Twelve Months Ending September 30,
2019	$48,793
2020	40,176
2021	40,176
2022	40,176
2023	31,248
Thereafter	35,712
Present value of future minimum payments	236,281
Less amount representing interest	(27,379)
208,902
Less current portion of capital lease obligations	(40,426)
Total capital lease obligations, net of current portion	$168,476

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

NOTE 7 – Income Taxes

Recent tax reform was passed on December 22, 2017, commonly referred to as the “Tax Cuts and Jobs Act.” This Act does away with US federal corporate tax brackets that had a maximum effective rate of 35%, to a flat rate of 21% for tax years beginning after December 31, 2017. Consequently, deferred tax assets and liabilities have been remeasured, resulting in a deferred income tax benefit of $278,100, which is included as a component of income tax expense from continuing operations for the fiscal year ended September 30, 2018.

Pursuant to the above-mentioned federal tax rate change, the Company has used a blended tax rate for the twelve months ended September 30, 2018. This has been done by applying the Company’s previous bracket rate of 34% and the new 21% flat rate pro rata, based on the number of days in the fiscal year before and after January 1, 2018.

The provision for income taxes for the fiscal years ended September 30, 2018 and 2017 are as follows:

	2018	2017
Current:
Federal	$497,500	$686,600
State	179,100	183,000
	676,600	869,600
Deferred:
Federal	$(303,400)	$(19,300)
State	13,100	(16,300)

Provision for income taxes	$386,300	$834,000

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the graduated tax rates, the blended tax rate for the fiscal year ended September 30, 2018, state taxes net of the federal tax benefit, nondeductible variable costs of shareholder usage, and remeasurement of deferred tax assets and liabilities due to the federal tax rate changes noted above.

At September 30, 2018 and 2017, the deferred income tax liabilities consisted of the following:

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 7 – Income Taxes (continued)

	2018	2017
Deferred tax assets (liabilities):
Federal	$(449,200)	$(752,600)
State	(71,100)	(58,000)

Net deferred income taxes	$(520,300)	$(810,600)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

At September 30, 2018 and 2017, the deferred income tax liabilities consisted of the following temporary differences:

	2018	2017
Depreciation	$(566,100)	$(929,300)
Unrealized gain on investments	(33,200)	-
Total gross deferred tax liabilities	$(599,300)	$(929,300)

Vacation accrual	24,400	36,800
Federal benefit of state taxes	54,600	81,900
Total gross deferred tax assets	79,000	118,700

	$(520,300)	$(810,600)

There were no net operating loss or tax credit carryforwards for the fiscal years ended September 30, 2018 or 2017 for federal or state.

NOTE 8 – Operating Leases

The Company leases a lot located in Oceano, California, for $3,172 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $384 per month. Future minimum lease payments under this obligation are as follows:

For the Twelve Months Ending September 30,
2019	$4,608
2020	4,608
2021	4,608
2022	1,920
$15,744

Rent expense under these lease agreements was $45,211 and $43,928 for the years ended September 30, 2018 and 2017, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE 9 – Employee Retirement Plans

The Company is the sponsor of a 401(k) profit-sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $67,370 and $57,083 for the fiscal years ended September 30, 2018 and 2017, respectively.

NOTE 10 - Subsequent Events

Events subsequent to September 30, 2018, have been evaluated through November 23, 2018, which is the date the financial statements were available to be issued. Management did not identify any subsequent events that required disclosure.

PISMO COAST VILLAGE, INC. SCHEDULE OF OPERATING EXPENSES YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017
Administrative salaries	$597,597	$559,000
Advertising and promotion	46,005	59,890
Auto and truck expense	124,808	122,501
Bad debts	566	1,857
Contract services	65,291	65,537
Corporation expense	60,663	68,720
Custodial supplies	29,251	25,289
Direct labor	1,900,768	1,771,028
Employee travel and training	44,124	34,810
Equipment lease	5,144	4,809
Insurance	599,641	589,551
Miscellaneous	73,360	88,456
Office supplies and expense	79,331	77,986
Payroll tax expense	215,109	203,047
Payroll service	46,930	41,243
Pension plan match	67,370	57,083
Professional services	101,336	103,582
Property taxes	223,903	215,809
Recreational supplies	7,654	4,069
Rent - storage lots	45,211	43,928
Repairs and maintenance	201,683	219,478
Retail operating supplies	6,052	6,124
Security	20,024	15,143
Service charges	173,790	154,877
Taxes and licenses	8,837	8,609
Telephone	33,676	37,024
Uniforms	32,520	26,056
Utilities	674,594	682,387
Total Operating Expenses	$5,485,238	$5,287,893

INDEPENDENT AUDITOR'S REPORT

ON ADDITIONAL INFORMATION

To the Board of Directors and Shareholders

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2018 and 2017 appears on page 16. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Statements of Income (unaudited) for the three months ended September 30, 2018 and 2017 are presented for purposes of additional analysis and are not a required part of the basic financial statements. These statements are the responsibility of management and were derived from, and relate directly to, the underlying accounting and other records used to prepare the financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 23, 2018

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME (UNAUDITED) THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017

Income
Resort operations	$2,165,718	$2,170,779
Retail operations	349,680	348,949
Total income	2,515,398	2,519,728

Costs and Expenses
Operating expenses	1,602,396	1,605,028
Cost of goods sold	152,612	147,568
Depreciation	107,662	105,004
Total costs and expenses	1,862,670	1,857,600

Income from operations	652,728	662,128

Other Income (Expense)
Interest income	2,499	1,117
Interest expense	(2,791)	(12,291)
Gain/(Loss) on sale of fixed assets	(151)	(3,944)
Total other income (expense)	(443)	(15,118)

Income Before Provision for Income Taxes	652,285	647,010

Provision for Income Tax	229,000	276,800

Net Income	$423,285	$370,210

Other Comprehensive Income
Change in unrealized holding gains and losses on available-for-sale securities, net of applicable deferred taxes of $33,200	78,004	-

Total other comprehensive income	78,004	-

Total comprehensive income	$501,289	$370,210

Net income per share	$238.47	$208.57

Total comprehensive income per share	$282.42	$208.57

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants, nor any disagreement with accountants, on any matter of accounting principle, practices, or financial statement disclosures required to be reported under this item.

ITEM 9A(T).             CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports, filed or submitted under the Securities Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer (who is our principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2018 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures were effective as of such date.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is also responsible for establishing internal control over financial reporting ("ICFR") as defined in Rules 13a-I5(f) and 15(d)-15(f) under the 1934 Act. Our ICFR is intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our ICFR is expected to include policies and procedures that management believes are necessary that:

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

As of September 30, 2018, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of September 30, 2018.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There were no changes in our internal control over financial reporting during the fiscal year ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

No disclosure is required under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

a. The Company's Directors were chosen at the Shareholders’ Annual Meeting held January 20, 2018. Director Jerald Pettibone resigned from the Board for personal reasons on September 15, 2018. At the Board of Directors’ Meeting held November 10, 2018, shareholder Marcus Johnson was duly nominated and elected to fill the vacancy on the Board to serve until the next election at the Annual Shareholders’ Meeting set for January 19, 2019. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

DAVID BESSOM, Director                                                                                             Age 70

David Bessom attended Bakersfield Jr. College in Bakersfield, CA, receiving an Associate in Arts degree in 1968. That Summer he started working for the Santa Fe Railroad as a brakeman, and in the Fall started attending San Jose State College. He received a Bachelor of Arts degree in 1970 while continuing to work in the railroad industry. Mr. Bessom was employed with the Santa Fe Railroad for 42 years, of which approximately 14 years of that time he was a full-time elected representative for the Conductors, Brakeman and Yardman for the states of California, Arizona and New Mexico. He retired in the Fall of 2008. He and his wife, Linda, were married in 1999, currently reside in Huntington Beach, CA, and have four sons between them. Mr. Bessom has served on the Board of Directors since November 2017.

SAM BLANK, Director                                                                                                   Age 73

Sam Blank served as a public-school teacher and administrator for more than 30 years. He earned Associate, Bachelor’s, Master’s, and Doctoral degrees from Citrus College, CSU Fullerton, Whittier College, and Brigham Young University, respectively. He holds lifetime California teaching and administrative credentials. Dr. Blank began his career in 1967 as a middle school teacher in the West Covina USD. He soon became an assistant principal in neighboring Charter Oak USD. In 1979, he joined Poway USD in Poway, CA, where he served as principal of elementary and middle schools until he retired in 2001. He has been principal of schools that received California Distinguished Schools and National Blue Ribbon Schools honors. He is an emeritus member of the Association of California School Administrators and past member of Rancho Bernardo Chamber of Commerce, RB Business Association, and RB Rotary. Following his retirement from public education, Dr. Blank obtained a real estate salesperson license and is currently affiliated with Coldwell Banker Residential Real Estate. He is a member of local, state, and national realtor associations. From 2008 to 2013, he served as a member and treasurer for the board of directors for the Rancho Obispo HOA in San Luis Obispo, CA. He and his wife, Bonnie, have been married since 1968 and have resided in Escondido since 1979. Bonnie is also retired with more than 25 years of service as a teacher and high school counselor. Their married daughter and grandsons live in the Bay Area. Dr. Blank has served on the Board of Directors since November 2016.

HARRY BUCHAKLIAN, Director                                                                                     Age 86

Harry Buchaklian has a B.A. degree from California State University, Fresno, in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College, and technical supervisor for Sears Roebuck. He retired from Sears Roebuck in 1994. He has been a member of the Board from March 1981 to January 1992 and from September 1995 to present, serving one year as Executive Vice President, and as a chairman of the Policy, Audit and Environmental, Health and Safety Advisory Committees.

RODNEY ENNS, Director                                                                                              Age 65

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

WILLIAM FISCHER, Director                                                                                         Age 85

William (Bill) Fischer resides in Simi Valley, California. He served four years in the U.S. Air Force during the Korean War, attaining the rank of Staff Sergeant. He is a graduate of California State University, Northridge, with a B.S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company’s corporate office in Los Angeles, California, as an accounting supervisor. Texaco, Inc. acquired Getty Oil in 1985, and he was promoted to Manager of Benefits Plans Accounting and transferred to Houston, Texas. Mr. Fischer was responsible for the Savings/Thrift, 401(k), and ESOP Plans administration until 1989 when he elected early retirement. He was an independent financial consultant to various companies until 2006. Mr. Fischer also was active in residential real estate from 1989 to 1997, and, since 1980, has had an active real estate broker’s license. He is a member of the Veterans of Foreign Wars, Elks and Knights of Columbus organizations. He looks forward to contributing his financial background to the Board. Mr. Fischer served two years as Executive Vice President and five years as Nominating Committee Chairman. He has been on the Board since January 2002.

WAYNE HARDESTY, Director, Chief Financial Officer                                                     Age 85

and Vice President - Finance

Wayne Hardesty graduated from Arizona State University in 1955. He was commissioned an Ensign from the Naval Office Candidate School in Newport, Rhode Island, in 1956, and was immediately assigned to the Navy Area Audit Office in Los Angeles, California, for duty at U.S.C. and General Dynamics-Pomona. He entered civil service in 1959, and remained with the Audit Office until 1973, at which time he became a price analyst for the U.S. Air Force at Norton Air Force Base working on the MX and Minuteman Projects. Mr. Hardesty received his MBA from Southern Illinois University in 1980. He retired from civil service in 1988 and became self-employed, primarily in tax preparation for both individual and business returns. He became a licensed Enrolled Agent in 1989 and currently operates Hardesty Financial Services in Rancho Cucamonga, California. Mr. Hardesty has been a member of the Board since September 2008, has served three years as Chairman of the Audit Committee, and is currently serving a sixth year as Chief Financial Officer and Vice President – Finance.

DENNIS HEARNE, Director                                                                                           Age 80

Dennis Hearne holds an A.A. degree in business administration from Hartnell Junior College in California. He served two years in the Navy. Prior to retirement, he was employed in a family agriculture business, L.A. Hearne Company, located in the Salinas Valley in California, for thirty-seven years, and presently serves as a director of the company’s board. Mr. Hearne has also served on the board of directors of the California Feed and Grain Association in Sacramento and the California Crop Improvement Association in Davis. He is a member of Knights of Columbus, serving as treasurer and financial secretary for fifteen years. Mr. Hearne is a retired volunteer fireman with forty years service, serving the rural area in King City, California. He has been a member of the Board of Directors since September 2006 and is currently serving an eighth year as Chairman of the Nominating Committee.

TERRIS HUGHES, Director and President                                                                      Age 69

Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in California in police science. He was employed by Belridge/Shell Oil for twenty-three years, from 1973 to 1997, holding the position of senior training technician for the last ten years of that time. He was employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties were to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. He retired from Aera Energy LLC on December 31, 2014. Mr. Hughes then opened his own business entitled Saf-T-Treasures, and travels the country providing safety motivational presentations to employees of various industries. He has been a member of the Board since January 1996, has served one year as Vice President – Policy, three years as Executive Vice President, and is currently serving a third year as President.

KAREN KING, Director                                                                                                 Age 60

Karen King studied business finance and management at California Lutheran University in Thousand Oaks, California, and at the University of Phoenix. From 1991 to 2006, she was employed as Director of Credit Risk and Underwriting Management, Credit Risk Manager, Customer Account Team Lead Underwriting and Quality Control, and as Desktop Underwriter Technology Instructor with Fannie Mae, and, from 2006 to 2008, she was employed with PMI Mortgage Insurance Company as Vice President, National Account Operations in Walnut Creek, California. In June 2008, Mrs. King and her family relocated to Camarillo, California, where she was employed until December 2009 as a sales agent for Camarillo Properties, a local real estate brokerage firm. In December 2009, she accepted employment with Bank of America, and held the positions of Vice President - Investor Audit, Vice President - Executive Customer Relations, Office of the CEO, and Vice President - Operations Risk. She left Bank of America in September 2015 when she was hired by Wells Fargo Bank as Vice President, Operations Risk Consultant. Since 2014, Ms. King has served on the Camarillo Ranch Foundation Board as Fund Development Chairperson. She has also been involved with the Camarillo City Ambassadors, the Camarillo Council on Aging, and the Ventura County Council on Aging, representing the City of Camarillo. Mrs. King has been a member of the Board of Directors since November 2016.

GARRY NELSON, Director and Executive Vice President                                                Age 68

Garry Nelson is a graduate of Cal Poly University, San Luis Obispo, California, and has been involved in agriculture for more than forty years. From 2003 until his retirement in 2014, he was employed as the General Manager of Vintage Nurseries in Wasco, California, a company that specializes in grapevines. Prior to his employment at Vintage Nurseries, he was vice president and chief operating officer for Belridge Farms for many years. Mr. Nelson was a member of the Shafter City Council for twenty years, serving as mayor for eight of those years. He also serves on the board of Bakersfield Memorial Hospital Foundation and has served on numerous agricultural industry boards. Mr. Nelson has been a member of the Company's Board of Directors since November 2008 and is currently serving a third year as Executive Vice President.

RONALD NUNLIST, Director                                                                                          Age 80

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

GEORGE PAPPI, JR., Director and Vice President - Secretary                                        Age 56

Mr. Pappi’s current occupation is as a property major case general adjuster for The Hartford Insurance. Other positions held during his more than thirty years of employment include office manager, property and bodily injury adjustor, fire and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California, and is actively involved in local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004 and is currently serving a fifth year as Vice President – Secretary.

JERALD PETTIBONE, Director                                                                                      Age 92

Jerry Pettibone sold and retired from his company, Pettibone Signs, in Santa Cruz, California, in 1988. He started the company, which operated statewide, in 1960. Active in trade associations, he served on the board of directors of the National Electric Sign Association, and on the board of directors of the World Sign Association, serving as national president in 1985 and 1986. He served on the board of directors of the California Electric Sign Association for twenty-two years, including four years as state president, and was elected a director emeritus. He was active in Rotary International for forty years, serving as district governor for District 5170 with 4,500 members that included the Silicon Valley. A life member of the Disabled American Veterans, he served in the Navy in the South Pacific during World War II. Mr. Pettibone is also a fifty-year life member of the Elks. He has been a member of the Board since January 1993, serving three years as Chief Financial Officer, in addition to serving fifteen years as President of the Company. He submitted his resignation from the Board for personal reasons on September 15, 2018.

DWIGHT PLUMLEY, Director and Vice President - Operations                                         Age 66

Dwight Plumley attended College of the Sequoias in California, studying electronic engineering and construction real estate. In 1973, he started in the produce equipment industry working for Packers Manufacturing, Inc. as a service and installation supervisor. In 1979, he became employed by Pennwalt Corporation, an international equipment producer, as a project manager and supervisor. Mr. Plumley purchased Packers Manufacturing, Inc. in 1987, and, as President, produces fruit and vegetable packing and processing systems, from small to multimillion dollar projects, nationwide and internationally. He has also served on the board of directors for Yosemite Bible Camp, a 60-acre facility for up to 350 campers and staff from 1994 to 2006, and served as church deacon from 1984 to 2004. Mr. Plumley has been a member of the Board of Directors since January 2010, and is currently serving a seventh year as Vice President – Operations.

JERRY ROBERTS, Director                                                                                           Age 65

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

Brian Skaggs, Director                                                                                             Age 60

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

GARY WILLEMS, Director                                                                                             Age 64

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

JACK WILLIAMS, Director                                                                                             Age 68

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

b.            OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

JAY JAMISON, Chief Executive Officer/General Manager and                                           Age 65

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

We believe that the members of our Audit Committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Due to the fact that the Directors of Pismo Coast Village, Inc. do not receive compensation for the services they provide in that capacity, the Company has been unable to nominate and retain a director with the required expertise to stand for election to the Board of Directors. However, until the time that our Audit Committee has a qualified audit committee financial expert, we believe our engagement of Glenn Burdette (GB), Certified Public Accountants, satisfies this requirement. GB provides the Company's quarterly compilation of the balance sheets and the related statements of income and retained earnings, and cash flows in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach CA 93449

g.            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers, and persons who beneficially own more than ten percent of a registered class of our equity securities within specified time periods to file with the SEC initial reports (“Form 3”) of beneficial ownership and reports of changes (“Form 4” and “Form 5”) in beneficial ownership of Common Stock of the Company. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all of the Company’s officers, directors and beneficial owners of greater than ten percent of the outstanding Common Stock complied with the Section 16(a) filing requirements for the fiscal year ended September 30, 2018.

ITEM 11.  EXECUTIVE COMPENSATION

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTED DURING THE LAST FISCAL YEAR

This information required by Item 11 is incorporated by reference in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 19, 2019, under the caption “Compensation of Directors and Executive Officers.” The Definitive Proxy Statement is expected to be filed with the Commission on or before December 19, 2018.

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

b.            SECURITY OWNERSHIP OF MANAGEMENT.

The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2018:

Board Member

	Title of Class	*Amount of Ownership

Percent of Class

David Bessom 7632 Quebec Drive Huntington Beach CA 92648	Common Stock	1 Share	0.056%
Sam Blank 124 Helen Way Escondido CA 92025	Common Stock	1 Share	0.056%
Harry Buchaklian 1361 East Ticonderoga Drive Fresno CA 93720	Common Stock	1 Share	0.056%
Rodney Enns 2577 Sandell Avenue Kingsburg CA 93631	Common Stock	1 Share	0.056%
William Fischer 1947 Sienna Lane Simi Valley CA 93065	Common Stock	1 Share	0.056%
Wayne Hardesty 8651 Foothill Boulevard Space 110 Rancho Cucamonga CA 91730	Common Stock	1 Share	0.056%
Dennis Hearne 45075 Merritt Street King City CA 93930	Common Stock	2 Shares	0.111%
Terris Hughes 2426 Sunset Street Wasco CA 93280	Common Stock	1 Share	0.056%
Karen King 52 Maxine Drive Camarillo CA 93010	Common Stock	1 Share	0.056%

Board Member

	Title of Class	*Amount of Ownership

   Percent of Class

Garry Nelson 727 Acacia Street Shafter CA 93263	Common Stock	1 Share	0.056%
Ronald Nunlist 1105 Minter Avenue Shafter CA 93263	Common Stock	4 Shares	0.222%
George Pappi, Jr. 5728 Via De Mansion La Verne CA 91750	Common Stock	1 Share	0.056%
Dwight Plumley 4212 West Hemlock Avenue Visalia CA 93277	Common Stock	3 Shares	0.166%
Jerry Roberts 16230 Camino Del Sol Los Gatos CA 95032	Common Stock	3 Shares	0.166%
Brian Skaggs 371 Northstar Drive Hanford CA 93230	Common Stock	1 Share	0.056%
Gary Willems 2015 Dorking Avenue Cambria CA 93428	Common Stock	1 Share	0.056%
Jack Williams 7801 Revelstoke Way Bakersfield CA 93309	Common Stock	1 Share	0.056%
All Officers and Directors as a Group	Common Stock	25 Shares	1.388%

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

EMPLOYMENT AGREEMENTS

See Item 11, Executive Compensation - Employment contracts and termination of employment and change in control arrangements, for a discussion of the current employment contracts between Pismo Coast Village, Inc. and Mr. Jamison.

OTHER ARRANGEMENTS

During the fiscal years 2018 and 2017, Pismo Coast Village, Inc. paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Pismo Coast Village, Inc.'s benefit.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The shareholders will vote on the independent audit firm for the fiscal year ending September 30, 2019 at the annual shareholders’ meeting held on January 19, 2019.

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm, Brown Armstrong Accountancy Corporation, in each of the last two fiscal years.

	Years ended September 30,

	2018	2017
Audit fees (1)	$55,750	$53,750
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	1,750	1,750
Total	$57,500	$55,500

The previous table reflects fees billed for the audit of the Company's consolidated financial statements included in its Form 10-K and review of its quarterly reports on Form 10-Q.

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

(4)   AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES

For the fiscal years ended September 30, 2018 and September 30, 2017, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

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

Registrant:               PISMO COAST VILLAGE, INC.

By:	/s/ TERRIS HUGHES	Date:	November 11, 2018
Terris Hughes, President
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAY JAMISON	Date:	November 11, 2018
Jay Jamison, Chief Executive Officer,
General Manager and Assistant Corporate Secretary
(principal executive officer)

By:	/s/ WAYNE HARDESTY	Date:	November 11, 2018
Wayne Hardesty, Chief Financial Officer,
Vice President – Finance, and Director
(principal financial officer and
principal accounting officer)

By:	/s/ TERRIS HUGHES	Date:	November 11, 2018
Terris Hughes, President
and Chairman of the Board, and Director

By:	/s/ GARRY NELSON	Date:	November 11, 2018
Garry Nelson, Executive Vice President
and Director

By:	/s/ GEORGE PAPPI, JR.	Date:	November 11, 2018
George Pappi, Jr., Vice President - Secretary
and Director

By:	/s/ DWIGHT PLUMLEY	Date:	November 11, 2018
Dwight Plumley, Vice President - Operations
and Director

.

By:	/s/ DAVID BESSOM	Date:	November 11, 2018
David Bessom, Director

By:	/s/ SAM BLANK	Date:	November 11, 2018
Sam Blank, Director

By:	/s/ HARRY BUCHAKLIAN	Date:	November 11, 2018
Harry Buchaklian, Director

By:	/s/ RODNEY ENNS	Date:	November 11, 2018
Rodney Enns, Director

By:	/s/ WILLIAM FISCHER	Date:	November 11, 2018
William Fischer, Director

By:	/s/ DENNIS HEARNE	Date:	November 11, 2018
Dennis Hearne, Director

By:	/s/ KAREN KING	Date:	November 11, 2018
Karen King, Director

By:	/s/ RONALD NUNLIST	Date:	November 11, 2018
Ronald Nunlist, Director

By:	/s/ JERRY ROBERTS	Date:	November 11, 2018
Jerry Roberts, Director

By:	/s/ BRIAN SKAGGS	Date:	November 11, 2018
Brian Skaggs, Director

By:	/s/ GARY WILLEMS	Date:	November 11, 2018
Gary Willems, Director

By:	/s/ JACK WILLIAMS	Date:	November 11, 2018
Jack Williams, Director