Form 10-Q
period 2018-12-31
PISMO COAST VILLAGE INC
filed 2019-02-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Fiscal year-to-date, site occupancy is down 5.4%, or 1,611 nights, primarily due to weather, and during the previous year the Company donated 705 nights to Thomas Fire evacuees. Based on advanced reservation deposits, occupancy projections are even compared to this time last year. Revenues from ancillary operations, such as the General Store, RV Service, arcade, laundromat, and bike rental, are down 2.2% year-to-date, and management feels this trend will improve as business moves into the primary camping season. Industry projections anticipate positive business trends and reasonable fuel prices as the summer season approaches.

RV storage and towing continue to be a primary source of revenue for the Company. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience. Revenues for RV storage and towing are down 2.2% compared to the previous year due to weather-related reduced site occupancy and losing a commercial storage customer.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in a national “My Favorite Campground” contest sponsored by Woodall’s, Pismo Coast Village was voted as one of the top ten favorite campgrounds for 2011. Also, Pismo Coast Village was one of thirty-two parks nationally to receive an industry rated “A” park from over 33,000 surveys for customer satisfaction in 2018.

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

Income from Resort Operations for the three-month period ended December 31, 2018, decreased $7,504, or 0.5%, from the same period in 2017. This decrease is primarily due to a $1,090, or 0.1%, decrease in year-to-date site revenue, and a $10,089, or 2.2%, decrease in RV storage and towing activity. Vending revenue, which includes income from the arcade, restaurant, and laundromat, increased $4,924, or 21.6%.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations decreased by $10,578 for the three-month period ended December 31, 2018, 4.1% below the same period in 2017. The General Store income decreased $12,450, or 8.9%, while the RV Service and Repair income increased revenue by $1,873, or 1.6%, compared to the previous year. This decrease in revenue for the General Store operation was due to weather and lower site occupancy for the period.

The Company anticipates slight to moderate increases in both income from resort operations and in retail operations as the fiscal year progresses.

Operating expenses for the three-month period ending December 31, 2018, increased $86,773, or 6.7%, above the same period ended December 31, 2017. This reflects an increase in labor, pension plan match, credit card expense, electricity, repairs and maintenance, and advertising. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of goods sold expenses for the three-month period ended December 31, 2018, are 49.9%, compared to 44.5% for the same period in 2017, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 2018, was $2,560, compared to $2,408 for the same period ending 2017.

Income before provisions for income taxes for the three-month period ended December 31, 2018 decreased by $111,103 below the same period in 2017. This decrease in income before provision for income taxes is a result of increased operating expenses and decrease in total income.

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

LIQUIDITY

The Company's current cash position, as of December 31, 2018, is $4,269,231, which is 53.0% more than the same position in 2017. The cash balance increased $66,795 from the fiscal year ended September 30, 2018, due to capital expenditures. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities increased $33,808 above the same period last year and increased $105,183 since the 2018 fiscal year end, which reflects a timing of capital projects and accrued vacation. All undisputed payables have been paid in full according to the Company's policy.

Working capital increased to $2,450,863 at the end of the first quarter of fiscal year 2019, compared with $2,317,928 at the end of fiscal year 2018.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of approximately $950,000 in fiscal year 2019 to further enhance the resort facilities and services. These projects include building a new RV Service Repair facility; purchase a new trailer tow truck, resort surveillance upgrade, and a lift for the RV Service and Repair facility. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2018.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three-months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting for the shareholders of Pismo Coast Village, Inc. was held Saturday, January 19, 2019, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting, the following Directors were elected to serve until the annual meeting in January 2020 or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

Bessom, David	666
Blank, Sam	640
Buchaklian, Harry	660
Enns, Rodney	661
Fischer, William	642
Hardesty, Wayne	643
Hearne, Dennis	703
Hughes, Terris	662
Johnson, Marcus	668
King, Karen	644
Nelson, Garry	644
Nunlist, Ronald	641
Pappi, Jr., George	696
Plumley, Dwight	733
Roberts, Jerry	697
Skaggs, Brian	644
Willems, Gary	661
Williams, Jack	642

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matter is set forth below:

Proposal to approve the selection of Brown Armstrong Accountancy Corporation to serve as independent certified public accountants for the Company for Fiscal Year 2018 - 2019:

Affirmative Votes

663

Negative Votes	1
Abstentions	15

ITEM 5.       OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held Saturday, January 19, 2019, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Shareholders’ Meeting:

President	Terris Hughes
Executive Vice President	Garry Nelson
V. P. – Finance/Chief Financial Officer	Wayne Hardesty
V. P. – Operations	Rodney Enns
V. P. – Secretary	George Pappi, Jr.
Assistant Corporate Secretary	Jay Jamison

ITEM 6.       EXHIBITS

Exhibit No.

Description of Exhibit

27	Financial Data Schedule

99	Accountant’s Review Report

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Terris Hughes, President and Chairman of the Board)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief Executive Officer and principal executive officer)

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Wayne Hardesty, Chief Financial Officer, principal financial officer and principal accounting officer)

32.1	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Terris Hughes, President and Chairman of the Board)

32.2	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief Executive Officer and principal executive officer)

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

Date:          February 14, 2019

Signature:   /s/ TERRIS HUGHES

Terris Hughes, President and Chairman of the Board

Date:          February 14, 2019

Signature:   /s/ WAYNE HARDESTY

Wayne Hardesty, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          February 14, 2019

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Results of Review of Interim Financial Information

We have reviewed the balance sheets of Pismo Coast Village, Inc., (the Company) as of December 31, 2018 and 2017, and the related statements of income and comprehensive income for the three-month period ended December 31, 2018 and 2017, and statements of cash flows for the three-month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of December 31, 2018, and the related statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated November 23, 2018, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived .

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U. S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

We have served as the Company’s auditor since 2005.

Bakersfield, California

February 14, 2019

PISMO COAST VILLAGE, INC. BALANCE SHEETS DECEMBER 31, 2018 AND 2017 AND SEPTEMBER 30, 2018

	December 31, 2018 (Unaudited)	September 30, 2018 (Audited)	December 31, 2017 (Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$4,269,231	$4,202,436	$2,791,031
Accounts receivable	28,768	55,409	20,377
Inventories	196,482	182,437	206,922
Prepaid expenses	144,211	15,423	158,726
Total current assets	4,638,692	4,455,705	3,177,056

Property and equipment
Net of accumulated depreciation and amortization	14,606,379	14,607,089	14,653,545

Investments	83,835	111,204	-

Total Assets	$19,328,906	$19,173,998	$17,830,601

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. BALANCE SHEETS DECEMBER 31, 2018 AND 2017 AND SEPTEMBER 30, 2018

	December 31, 2018 (Unaudited)	September 30, 2018 (Audited)	December 31, 2017 (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$357,044	$251,861	$323,236
Accrued salaries and vacation	99,153	338,106	86,828
Rental deposits	1,629,495	1,499,084	1,497,514
Income taxes payable	65,700	8,300	134,200
Current portion of capital lease obligations	36,437	40,426	45,098
Total current liabilities	2,187,829	2,137,777	2,086,876

Long-Term Liabilities
Deferred taxes	505,600	520,300	795,400
Capital lease obligations, net of current portion	160,268	168,476	121,448
Total Liabilities	2,853,697	2,826,553	3,003,724

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued 1,775 shares outstanding at December 31, 2018 and 2017, respectively	5,569,268	5,569,268	5,569,268
Retained earnings	10,847,106	10,700,173	9,257,609
Accumulated other comprehensive income	58,835	78,004	-
Total stockholders’ equity	16,475,209	16,347,445	14,826,877

Total Liabilities and Stockholders’ Equity	$19,328,906	19,173,998	$17,830,601

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF OPERATIONS (UNAUDITED) THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

Three Months Ended December 31,

2018		2017
Income
Resort operations	$1,568,813	$1,576,317
Retail operations	244,507	255,085
Total income	1,813,320	1,831,402

Costs and Expenses
Operating expenses	1,378,452	1,291,679
Cost of goods sold	121,897	113,554
Depreciation	105,009	106,855
Total costs and expenses	1,605,358	1,512,088

Income from operations	207,962	319,314

Other Income (Expense)
Interest/dividend income	1,531	1,130
Interest expense	(2,560)	(2,408)
Total other income (expense)	(1,029)	(1,278)

Income Before Provision for Income Tax	206,933	318,036

Provision for Income Tax	60,000	136,400

Net Income	146,933	181,636

Other Comprehensive Income
Change in unrealized holding gains on available-for-sale securities, net of change in applicable deferred taxes of $8,200	(19,169)	-

Total other comprehensive loss	(19,169)	-

Total Comprehensive Income	$127,764	$181,636

Net Income Per Share	82.78	102.33

Total Comprehensive Income Per Share	$71.98	$102.33

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) DECEMBER 31, 2018, SEPTEMBER 30, 2018 AND 2017
				Accumulated Other Comprehensive Income

	Common Stock		Retained Earnings
					Total
	Shares	Amount

Balance – December 31, 2017	1,775	$5,569,268	$9,257,609	$-	$14,826,877

Net Income			577,695		577,695

Balance – March 31, 2018	1,775	$5,569,268	$9,835,304	$-	$15,404,572

Net Income		-	441,584	-	441,584

Balance – June 30, 2018	1,775	$5,569,268	$10,276,888	$-	$15,846,156

Net Income	-	-	423,285	-	423,285

Other comprehensive income	-	-	-	78,004	78,004

Balance – September 30, 2018	1,775	$5,569,268	$10,700,173	$78,004	$16,347,445

Net Income	-	-	146,933	-	146,933

Other comprehensive loss	-	-	-	(19,169)	(19,169)

Balance – December 31, 2018	1,775	$5,569,268	$10,847,106	$58,835	$16,475,209

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (UNAUDITED) THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

	2018		2017
Cash Flows From Operating Activities
Net Income		$146,933		$181,636
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	$105,009		$106,855
Changes in operating assets and liabilities:
Decrease in accounts receivable	26,641		884
(Increase) in inventories	(14,045)		(15,899)
(Increase) in prepaid expenses	(128,788)		(138,750)
Increase in accounts payable and accrued liabilities	105,183		55,486
(Decrease) in accrued salaries and vacation	(238,953)		(239,254)
Increase in rental deposits	130,411		8,628
Increase in Income taxes payable	57,400		81,600
Deferred taxes	(6,500)		(15,200)
Total adjustments		36,358		(155,650)

Net cash provided by (used in) operating activities		183,291		25,986

Cash Flows From Investing Activities
Capital expenditures	(104,299)		(34,528)
Net cash used in investing activities		(104,299)		(34,528)

Cash Flows from Financing Activities
Principal payments on capital lease obligations	(12,197)		(12,193)
Net cash used in financing activities		(12,197)		(12,193)

Net increase (decrease) in cash and cash equivalents		66,795		(20,735)

Cash and Cash Equivalents – Beginning of Period		4,202,436		2,811,766

Cash and Cash Equivalents – End of Period		$4,269,231		$2,791,031

Schedule of Payments of Interest and Taxes
Cash paid for interest		$2,560		$2,408

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017 AND SEPTEMBER 30, 2018

NOTE 1 – NATURE OF BUSINESS

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2018, September 30, 2018 and December 31, 2017 the Company had $6,075, $6,070 and $6,056 of cash equivalents, respectively.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts. Management did not believe an allowance for doubtful accounts was necessary as of December 31, 2018, September 30, 2018, or December 31, 2017.

Inventories

Inventories have been valued at the lower of cost or market on a first-in, first-out basis. Inventories are comprised primarily of finished goods in the general store and parts in the RV shop.

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

Available-for-sale securities consist of investment securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of deferred taxes, on available-for-sale securities are reported as a net amount in a separate component of stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017 AND SEPTEMBER 30, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At December 31, 2018, the following sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Level 1	Level 2	Level 3
Investment in common stock	$83,835	$-	$-

Total assets at fair value	$83,835	$-	$-

At September 30, 2018, the following sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017 AND SEPTEMBER 30, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurements (continued)

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

Advertising

The Company follows the policy of charging the costs of non-direct response advertising as incurred. Advertising expense was $24,334 and $10,119 for the three months ended December 31, 2018 and 2017, respectively. Advertising expense was included in operating expenses on the statement of operations.

Concentration of Credit Risk

At December 31, 2018, September 30, 2018, and December 31, 2017, the Company had cash deposits of $2,405,870, $2,301,721 and $892,188, respectively, in excess of the $250,000 federally insured limit with Pacific Premier Bank. However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks, which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017 AND SEPTEMBER 30, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of December 31, 2018, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings. The Company does not expect any material changes through December 31, 2019. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2016 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2015.

NOTE 3 – PROPERTY AND EQUIPMENT

At December 31, 2018, September 30, 2018, and December 31, 2017, property and equipment included the following:

	December 31, 2018	September 30, 2018	December 31, 2017

Land	$10,394,746	$10,394,746	$10,394,746
Building and resort improvements	11,353,001	11,353,001	11,343,482
Furniture, fixtures, equipment and leasehold improvements	666,768	666,768	666,768
Transportation equipment	741,437	709,115	704,359
Construction in progress	397,466	325,489	178,853
	23,553,418	23,449,119	23,288,208
Less: accumulated depreciation	(8,947,039)	(8,842,030)	(8,634,663)
Total	$14,606,379	$14,607,089	$14,653,545

Depreciation expense for the three months ended December 31, 2018 and 2017 was $105,009 and $106,855 respectively.

At December 31, 2018, September 30, 2018, and December 31, 2017, the cost of assets under capital lease was $317,401, $374,171, and $292,802, respectively, and related accumulated amortization was $152,714, $196,397, and $158,245, respectively. Amortization expense on assets under capital lease was $12,140 and $10,909 for the three months ended December 31, 2018 and 2017, respectively.

NOTE 4 - LINE OF CREDIT

The Company has a revolving line of credit with Pacific Premier Bank for $500,000, expiring March 24, 2019. There was no outstanding balance on the line of credit as of December 31, 2018, September 30, 2018, or December 31, 2017.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017 AND SEPTEMBER 30, 2018

NOTE 5 – CAPITAL LEASE OBLIGATIONS

At December 31, 2018, September 30, 2018, and December 31, 2017, capital lease obligations consisted of the following:

	December 31, 2018	September 30, 2018	December 31, 2017

A 2013 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,046, including interest at 4.751% per annum, through April 2019.	$4,144	$7,210	$16,191

A security system for Lot-K leased from RLC Funding, payable in monthly installments of $1,295, including interest at 13.537% per annum, through October 2018.	-	1,280	12,181

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.532% per annum, through January 2023.	49,837	52,600	60,702

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.644% per annum, through September 2024.	67,467	70,012	77,472

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.181% per annum, through May 2025.	75,257	77,800	-
	196,705	208,902	166,546
Less current portion	(36,437)	(40,426)	(45,098)

Total capital lease obligations	$160,268	$168,476	$121,448

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017 AND SEPTEMBER 30, 2018

NOTE 5 – CAPITAL LEASE OBLIGATIONS (continued)

At December 31, 2018, future minimum payments on capital lease obligations were as follows:

For the Twelve Months Ending December 31,
2019	$44,361
2020	40,176
2021	40,176
2022	40,176
2023	27,900
Thereafter	29,016
Present value of future minimum payments	221,805
Less amount representing interest	(25,100)
196,705
Less current portion of capital lease obligations	(36,437)
Total capital lease obligations, net of current portion	$160,268

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

NOTE 7 - INCOME TAXES

The provision for income taxes for the three months ended December 31, 2018 and 2017, is as follows:

	Three Months Ended
	December 31, 2018	December 31, 2017

Income tax provision	$60,000	$136,400

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

As of December 31, 2018, September 30, 2018, and December 31, 2017, the Company’s deferred tax liability was $505,600, $520,300, and $795,400, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017 AND SEPTEMBER 30, 2018

NOTE 8 - OPERATING LEASES

The Company leases a lot, which is located in Oceano, California, and is leased at $3,172 per month. The lease has converted to a month-to-month lease.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $384 per month. Future minimum lease payments under this obligation are as follows:

For the Twelve Months Ending December 31,
2019	$4,608
2020	4,608
2021	4,608
2022	768
$14,592

Rent expense under these agreements was $11,149 and $10,835 for the three-months ended December 31, 2018 and 2017, respectively.

NOTE 9 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $24,087 and $18,700 for the three months ended December 31, 2018 and 2017, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Events subsequent to December 31, 2018 have been evaluated through February 14, 2019, which is the date the financial statements were available to be issued. Management did not identify any subsequent events that required disclosure.