Form 10-Q
period 2019-03-31
PISMO COAST VILLAGE INC
filed 2019-05-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The Company has been fortunate not to have significant impact due to economy volatility. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total site occupancy is down 5.7% compared to this time last year primarily due to weather and Spring Break falling in April. Occupancy projections look equal to last year throughout the remainder of the fiscal year.

RV storage and towing continue to be a primary source of revenue for the Company and has growth of 1.0% year-to-date. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in a national “My Favorite Campground” contest sponsored by Woodall’s, Pismo Coast Village was voted as one of the top ten favorite campgrounds for 2011. Also, Pismo Coast Village was one of thirty-four parks nationally to receive an industry rated “A” park from over 30,000 surveys for customer satisfaction in 2018.

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

Income from resort operations for the three-month period ended March 31, 2019, decreased $58,974, or 3.7%, below the same period in 2018. This decrease in income reflects a $73,758, or 6.8%, decrease in site revenue, and an increase of $10,477, or 2.4%, in RV storage and spotting activity. This decrease in site revenue reflects weather, and the timing of Spring Break compared to last year. Resort Operations Income for the six-months ended March 31, 2019, decreased $66,478, or 2.1%, from the same period ended March 31, 2018. This decrease is due primarily to a decrease of $74,847, or 3.4%, in site rental revenue, which was primarily due to weather and the timing of Spring Break. RV storage activity increased by $266, or 0.03%, compared to the previous year and is considered to be operating at full capacity.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations for the three-month period ended March 31, 2019, decreased $9,490, or 3.9%, below the same period in 2018. The General Store revenue was down $22,191, or 16.0%, and RV Service revenue increased $12,701, or 11.9%, from the previous year. Income from Retail Operations for the six-month period ending March 31, 2019, decreased by $20,068, or 4.0%, below the same period ended March 31, 2018. The General Store was down $34,642, or 12.5%, and RV Service was up $14,575, or 6.5%. The decrease in the General Store revenue reflects decreased resort occupancy and the timing of Spring Break. The increase in the RV Service program revenue reflects effort to target new business and new inventory. Management continues to place importance upon ongoing review of retail product mix, pricing, attention to service, and staff training. The Company anticipates positive performance in income from retail operations through the remainder of fiscal year 2019.

Operating expenses for the three-month period ending March 31, 2019, increased $19,877, or 1.6%, above the same period ended March 31, 2018. This increase in expense primarily reflects labor, landscaping, and repairs and maintenance. For the six-month period ending March 31, 2019, operating expenses increased by $106,652, or 4.2%, above the same period in 2018. This increase reflects labor, pension plan match, electricity, credit card processing, repairs and maintenance (specifically road sealing), and advertising. Management continues to review and scrutinize expenses in order to maximize efficiency and profitability. Due to the age of the Resort, the Company is undertaking maintenance activity that is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, utility improvements, landscaping, and building repair.

Cost of Goods Sold expenses, as a percentage of retail income for the three-months ended March 31, 2019, are 46.5% compared to 48.6% for the same period in 2018. For the six-months ended March 31, 2019, Cost of Goods Sold expenses were 48.2 % compared to 46.5% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three-months ended March 31, 2019, is $3,385, compared to $2,395 for the same period in 2018. For the six-month period ended March 31, 2019, compared to the same period in 2018, interest expense was $5,945 and $4,803, respectively. This expense primarily reflects financing for trucks used in the company’s RV storage and towing operation. The note for financing the RV Storage properties was paid off in September 2017.

Income before provision for income tax for the three-month period ended March 31, 2019, decreased by $78,966, reflecting decreased total income compared to the previous year and increased operating expenses. For the six-months ended March 31, 2019, income before provisions for income tax decreased by $190,071, reflecting decreased total income and increased operating expenses. Revenues during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

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

LIQUIDITY

The Company's current cash position, as of March 31, 2019, is $4,457,491, which is 33.6% more than the same position in 2018. This increase is primarily due to an increase in rental deposits and decrease in capital expenditures. The cash balance increased $255,055 from fiscal year ended September 30, 2018, due to increase in rental deposits and timing of capital expenditures. The present level of cash is being maintained in anticipation of large capital expenditures. Management is planning and implementing long-term renovations to the Resort property, which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles and replacing restroom buildings. The Company has also maintained a line of credit of $500,000 to ensure funds will be available, if required.

Accounts payable and accrued liabilities increased $87,150 above the same period last year and increased $82,062 since the 2018 fiscal year end, which reflects a timing of capital projects and accrued property taxes. All undisputed payables have been paid in full according to the Company's policy.

Working capital increased to $2,235,927 at the end of the second quarter of fiscal year 2019, compared with $2,317,928 at the end of fiscal year 2018, and $1,358,578 at quarter end March 31, 2018.

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

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of approximately $1,350,000 in fiscal year 2019 to further enhance the resort facilities and services. These projects include building a new RV Service and Repair facility, purchase of a new RV storage tow vehicle, and resort surveillance upgrade. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

Capital expenditures are consistent with prior years and operations and are expected to provide adequate resources to support the amounts committed to complete the authorized capital projects during the fiscal year. Third and fourth quarter site occupancy and storage fill are expected to be consistent with that of the past year. Capital projects are designed to enhance the marketability of the camping sites and enhance support facilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of March 31, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2018.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six-months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:          May 14, 2019

Signature:   /s/ TERRIS HUGHES

Terris Hughes, President and Chairman of the Board

Date:          May 14, 2019

Signature:   /s/ WAYNE HARDESTY

Wayne Hardesty, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          May 14, 2019

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Results of Review of Interim Financial Information

We have reviewed the balance sheets of Pismo Coast Village, Inc., (the Company) as of March 31, 2019 and 2018, and the related statements of income and comprehensive income for the three-month and six month periods ended March 31, 2019 and 2018, and statements of cash flows for the three-month and six month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of September 30, 2018, and the related statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated November 23, 2018, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2018, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived .

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

BROWN ARMSTRONG

ACCOUNTANCY CORPORATION

Bakersfield, California

May 14, 2019

PISMO COAST VILLAGE, INC. BALANCE SHEETS MARCH 31, 2019 AND 2018 AND SEPTEMBER 30, 2018

	March 31, 2019 (Unaudited)	September 30, 2018 (Audited)	March 31, 2018 (Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$4,457,491	$4,202,436	$3,337,288
Accounts receivable	25,403	55,409	15,732
Inventories	201,150	182,437	215,535
Prepaid income taxes	215,800	-	277,800
Prepaid expenses	33,945	15,423	46,914
Total current assets	4,933,789	4,455,705	3,893,269

Property and equipment
Net of accumulated depreciation and amortization	15,058,309	14,607,089	14,625,671

Investments	95,261	111,204	-
Total Assets	$20,087,359	$19,173,998	$18,518,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$333,923	$251,861	$246,773
Accrued salaries and vacation	99,729	338,106	87,475
Rental deposits	2,220,163	1,499,084	2,158,472
Income taxes payable	-	8,300	-
Current portion of capital lease obligations	44,047	40,426	41,971
Total current liabilities	2,697,862	2,137,777	2,534,691

Long-Term Liabilities
Deferred taxes	505,100	520,300	466,700
Capital lease obligations, net of current portion	220,463	168,476	112,977
Total Liabilities	3,423,425	2,826,553	3,114,368

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued, 1,775 and 1775 shares outstanding at March 31, 2019 and 2018, respectively	5,569,268	5,569,268	5,569,268
Retained earnings	11,027,805	10,700,173	9,835,304
Accumulated other comprehensive income	66,861	78,004	-
Total stockholders’ equity	16,663,934	16,347,445	15,404,572

Total Liabilities and Stockholders’ Equity	$20,087,359	$19,173,998	$18,518,940

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED) THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018

	Three Months Ended March 31,		Six Months Ended March 31,

	2019	2018	2019	2018
Income
Resort operations	$1,522,592	$1,581,566	$3,091,405	$3,157,883
Retail operations	236,092	245,582	480,599	500,667
Total income	1,758,684	1,827,148	3,572,004	3,658,550

Cost and Expenses
Operating expenses	1,283,497	1,263,620	2,661,951	2,555,299
Cost of goods sold	109,829	119,347	231,726	232,901
Depreciation	107,615	106,887	212,624	213,742
Total cost and expenses	1,500,941	1,489,854	3,106,301	3,001,942

Income from Operations	257,743	337,294	465,703	656,608

Other Income (Expense)
Interest/dividend income	1,521	1,146	3,052	2,276
Interest expense	(3,385)	(2,395)	(5,945)	(4,803)
Gain on sale of property and equipment	1,200	-	1,200	-
Total other income (expense)	(664)	(1,249)	(1,693)	(2,527)

Income Before Provision for Income Tax	257,079	336,045	464,010	654,081

Provision for Income Tax	(76,380)	241,650	(136,380)	105,250

Net Income	$180,699	$577,695	327,630	759,331

Other Comprehensive Income
Change in unrealized holding gains on available-for-sale securities, net of change in applicable deferred taxes of $3,400	8,026	-	(11,143)	-
Total other comprehensive income	8,026	-	(11,143)	-

Total Comprehensive Income	$188,725	$577,695	$316,487	$759,331

Net Income Per Share	101.80	325.46	184.58	$427.79

Total Comprehensive Income Per Share	$106.32	$325.46	$178.10	$427.79

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) JUNE 30, SEPTEMBER 30, AND DECEMBER 31, 2018, AND MARCH 31, 2019

				Accumulated Other Comprehensive Income

	Common Stock		Retained Earnings
	Shares	Amount			Total

Balance - March 31, 2018	1,775	$5,569,268	$9,835,304	$-	$15,404,572

Net Income	-	-	441,584	-	441,584

Balance – June 30, 2018	1,775	$5,569,268	$10,276,888	$-	$15,846,156

Net Income	-	-	423,285	-	423,285

Other comprehensive income	-	-	-	78,004	78,004

Balance – September 30, 2018	1,775	$5,569,268	$10,700,173	$78,004	$16,347,445

Net Income	-	-	146,933	-	146,933

Other comprehensive loss	-	-	-	(19,169)	(19,169)

Balance – December 31, 2018	1,775	$5,569,268	$10,847,106	$58,835	$16,475,209

Net Income	-	-	180,699	-	180,699

Other comprehensive income	-	-	-	8,026	8,026

Balance – March 31, 2019	1,775	$5,569,268	$11,027,805	$66,861	$16,663,934

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (Unaudited) SIX MONTHS ENDED MARCH 31, 2019 AND 2018

	2019		2018
Cash Flows From Operating Activities
Net Income		$327,630		$759,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$212,624		$213,742
Changes in operating assets and liabilities:
Decrease in accounts receivable	30,006		5,529
(Increase) in inventory	(18,713)		(24,512)
(Increase) in prepaid income taxes	(215,800)		(277,800)
(Increase) in prepaid expenses	(18,522)		(26,938)
Increase (Decrease) in accounts payable and accrued liabilities	82,062		(20,977)
(Decrease) in accrued salaries and vacation	(238,377)		(238,607)
Increase in rental deposits	721,079		669,586
(Decrease) in income taxes payable	(8,300)		(52,600)
(Decrease) in deferred taxes	(10,400)		(343,900)
Total adjustments		(535,659)		(96,477)
Net cash provided by operating activities		863,289		662,854

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	1,200		-
Purchases of property and equipment	(583,675)		(113,540)
Net cash used in investing activities		(582,475)		(113,540)

Cash Flows from Financing Activities
Acquisition of capital lease assets	81,369		-
Principal payments on capital lease obligations	(107,128)		(23,792)
Net cash used in financing activities		(25,759)		(23,792)

Net increase in cash and cash equivalents		255,055		525,522

Cash and Cash Equivalents – Beginning of Period		4,202,436		2,811,766

Cash and Cash Equivalents – End of Period		$4,457,491		$3,337,288

Schedule of Payments of Interest and Taxes
Cash paid for income tax		$361,780		$499,050
Cash paid for interest		$5,945		$4,803

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (Unaudited) AND SEPTEMBER 30, 2018 (Audited)

NOTE 1 – NATURE OF BUSINESS

Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable~~.~~

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

The Company's revenue is recognized on the accrual basis as earned based on the date of stay. Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2019, September 30, 2018, and March 31, 2018, the Company had $6,079, $6,070 and $6,061 of cash equivalents.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts. Management did not believe an allowance for doubtful accounts was necessary as of March 31, 2019, September 30, 2018, and March 31, 2018.

Inventories

Inventory has been valued at the lower of cost or market on a first-in, first-out basis. Inventory is comprised primarily of finished goods in the General Store and in the RV repair shop.

Property and Equipment

All property and equipment is recorded at cost. Depreciation of property and equipment is computed using the straight line method based on the cost of the assets, less allowance for salvage value, where appropriate. Depreciation rates are based upon the following estimated useful lives:

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2019 AND 2018 (Unaudited) AND SEPTEMBER 30, 2018 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments (continued)

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

*     Quoted prices for identical or similar assets or liabilities in inactive markets;

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2019 AND 2018 (Unaudited) AND SEPTEMBER 30, 2018 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurements (continued)

At March 31, 2019, the following sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Level 1	Level 2	Level 3
Investment in common stock	$95,261	$-	$-

Total assets at fair value	$95,261	$-	$-

At September 30, 2018, the following sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Level 1	Level 2	Level 3
Investment in common stock	$111,204	$-	$-

Total assets at fair value	$111,204	$-	$-

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

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $30,755 and $19,132 for the six months ended March 31, 2019 and 2018, respectively, and $6,421 and $9,013 for the three months ended March 31, 2019 and 2018, respectively. Advertising expense was included in operating expenses on the statement of operations.

Concentration of Credit Risk

At March 31, 2019, September 30, 2018, and March 31, 2018, the Company had cash deposits of $2,166,495, $2,301,721, and $1,452,818, respectively, in excess of the $250,000 federally insured limit with Pacific Premier Bank (formerly Heritage Oaks Bank). However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2019 AND 2018 (Unaudited) AND SEPTEMBER 30, 2018 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic. ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of March 31, 2019, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings. The Company does not expect any material changes through March 31, 2020. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2016 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2015.

NOTE 3 – Property and Equipment

At March 31, 2019, September 30, 2018, and March 31, 2018, property and equipment included the following:

	March 31, 2019	September 30, 2018	March 31, 2018

Land	$10,394,746	$10,394,746	$10,394,746
Building and resort improvements	11,353,001	11,342,501	11,353,982
Furniture, fixtures, equipment and leasehold improvements	666,768	677,268	666,766
Transportation equipment	768,755	709,115	710,425
Construction in progress	875,643	325,489	241,301
	24,058,913	23,449,119	23,367,220
Less: accumulated depreciation	(9,000,604)	(8,842,030)	(8,741,549)
	$15,058,309	$14,607,089	$14,625,671

Total depreciation and amortization expense was $212,624 and $213,742 for the six months ended March 31, 2019 and 2018, respectively, and $107,615 and $106,887 for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, September 30, 2018, and March 31, 2018, the cost of assets under capital lease was $398,770, $374,171,and $292,802 and related accumulated amortization was $168,921, $196,397, and $169,155, respectively. Amortization expense on assets under capital lease was $28,347, and $21,820 for the six months ended March 31, 2019 and 2018, respectively, and $16,207 and $10,910 for the three months ended March 31, 2019 and 2018, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2019 AND 2018 (Unaudited) AND SEPTEMBER 30, 2018 (Audited)

NOTE 4 – LINE OF CREDIT

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, expiring April 1, 2020. There currently is a Letter of Credit written in favor of the County of San Luis Obispo, California, for $416,062 to cover a bond requirement relating to public improvements as part of the Company’s construction of a new RV service facility. If the Company fails to complete the required public improvements, monies will be drawn from the credit line to satisfy the County. A balance of $83,938 is available if the Company requires additional funding from the line of credit. The Company expects the RV service facility project to be completed and the bond satisfied by December 31, 2019.

NOTE 5 – CAPITAL LEASE OBLIGATIONS

At March 31, 2019, September 30, 2018, and March 31, 2018, capital lease obligations consisted of the following:

	March 31, 2019 (Unaudited	September 30, 2018 (Audited)	March 31, 2018 (Unaudited)

A 2013 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,046, including interest at 4.751% per annum, through April 2019.	$1,042	$7,210	$13,233

A security system for Lot-K leased from RLC Funding, payable in monthly installments of $1,295, including interest at 13.537% per annum, through October 2018.	-	1,280	8,669

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.532% per annum, through January 2023.	47,043	52,600	58,032

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.644% per annum, through September 2024.	64,892	70,012	75,014

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.181% per annum, through May 2025.	72,686	77,800	-

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.101% per annum, through December 2025.	78,847	-	-
	264,510	208,902	54,948
Less current portion	(44,047)	(40,426)	(41,971)

Total capital lease obligations	$220,463	$168,476	$112,977

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2019 AND 2018 (Unaudited) AND SEPTEMBER 30, 2018 (Audited)

NOTE 5 – CAPITAL LEASE OBLIGATIONS (continued)

At March 31, 2019, future minimum payments on the capital lease obligations were as follows:

For the Twelve Months Ending March 31,
2019	$57,753
2020	53,568
2021	53,568
2022	53,568
2023	54,684
Thereafter	43,800
Present value of future minimum payments	316,941
Less amount representing interest	(52,431)
264,510
Less current portion of capital lease obligations	(44,047)
Total capital lease obligations, net of current portion	$220,463

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

NOTE 7 - INCOME TAXES

The provision for income taxes for the three and six months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Income tax (expense) benefit	$(76,380)	$241,650	$(136,380)	$105,250

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of state taxes net of federal tax benefit and nondeductible variable costs of shareholder usage.

As of March 31, 2019, September 30, 2018, and March 31, 2018, the Company’s deferred tax liability was $505,100, $520,300, and $466,700, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2019 AND 2018 (Unaudited) AND SEPTEMBER 30, 2018 (Audited)

NOTE 8 - OPERATING LEASES

The Company leases a lot, located in Oceano, California, for $3,302 per month. The lease has converted to a month-to-month lease.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $384 per month. Future minimum lease payments under this obligation are as follows:

For the Twelve Months Ending March 31,
2019	$4,608
2020	4,608
2021	4,224
Total	$13,440

Rent expense under these agreements was $22,318 and $21,674 for the six-months ended March 31, 2019 and 2018, respectively, and $11,169 and $10,838 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 9 - EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $40,147 and $33,876 for the six months ended March 31, 2019 and 2018, respectively, and $16,060 and $15,176 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Events subsequent to March 31, 2019, have been evaluated through May 14, 2019, which is the date the financial statements were available to be issued. Management did not identify any subsequent events that require disclosure.