Form 10-Q
period 2019-06-30
PISMO COAST VILLAGE INC
filed 2019-08-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The Company has been fortunate not to have significant impact due to economy volatility. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total year-to-date site occupancy is down 4.3% compared to this time last year primarily due to weather. Occupancy projections look equal to last year throughout the remainder of the fiscal year. Revenues from ancillary operations, such as the store, arcade, laundromat, and bike rental, are trending even to last year, and management feels this is directly related to the economy, and that this trend will continue throughout the remainder of the fiscal year.

RV storage continues to be a major source of revenue for the Company and had growth of 0.8% for the quarter. At this time, RV Storage is considered at maximum capacity with a substantial waiting list. RV storage provides numerous benefits to the customer, including no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

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

The Company’s commitment to quality, value, and enjoyment is underscored by the business’ success due to word of mouth and referrals from guests. In addition, investment for online marketing, ads in the two leading national directories, and trade magazine advertising formulates most of the business marketing plan.

RESULTS OF OPERATIONS

The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from laundry and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from General Store operations and from RV parts and service operations.

Income from Resort Operations for the three-month period ended June 30, 2019, increased $88,794, or 4.5%, above the same period in 2018. Resort Income for the nine months ended June 30, 2019, increased $22,316, or 0.4%, above the same period ended June 30, 2018. This increase in the quarter ending June 30, 2019, is due primarily to the timing of Spring Break, an annual high occupancy period of two weeks, which this year was during the third quarter. The increase in Resort Operations Income for the nine-month period reflects increases in RV towing of $18,774, and RV Service of $17,574.  Site revenue year-to-date was down $7,279, mostly due to weather.  Management feels revenues reflect ongoing loyalty from return customers that appreciate the Resort’s location and commitment to quality guest services.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from Retail Operations, for the three-month period ending June 30, 2019, increased $2,499, or 0.8%, above the same period in 2018. This increase reflects a $3,000, or 2.4%, increase in RV Service revenue, and, a decrease in the General Store revenue of $500, or 0.3%. Income from Retail Operations for the nine-month period ending June 30, 2019, decreased by $17,569, or 2.2%, below the same period ended June 30, 2018. This year-to-date income reflects a $17,574, or 5.0%, increase in RV Service income, and a $35,143, or 7.6%, decrease in General Store income. Management feels this decrease in revenue from the General Store operation reflects decreased occupancy and the reduction of store operating hours. The Company anticipates similar activity in both income from resort operations and retail operations through the remainder of fiscal year 2019.

Operating expenses for the quarter ended June 30, 2019, decreased $45,100, or 3.4%, from the same period in 2018. This decrease in expense is primarily a result of workers’ compensation, and repairs and maintenance. Operating expenses for the nine-month period ended June 30, 2019, increased $61,549, or 1.6%, from the same period in 2018. This increase is primarily due to labor, landscape services, credit card service, electricity, repairs and maintenance, advertising, and television program expense.

Cost of Goods Sold for 2019 are within projected levels at 48.8% of retail sales for the quarter and 48.4% year-to-date. Cost of Goods Sold for 2018 was PY 49.5% and 47.7%, respectively.

Interest Expense for the three-month and nine-month periods ended June 30, 2019, is $5,331 and $11,276, respectively, compared to $2,539 and $7,342 the previous year. This increase in interest expense reflects the current capital lease obligations which are primarily for trucks used in the company’s RV storage and towing operation.

Income Before Provision for Income Tax for the three-month period ended June 30, 2019, increased by $242,096, reflecting increased total income compared to the previous year and decreased operating expenses. For the six months ended June 30, 2019, Income Before Provisions for Income Tax increased by $52,028, reflecting increased total income, increased operating expenses, and a gain on disposal of assets. Revenues during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

Net Income for the quarter ending June 30, 2019, increased by $229,646, or 52.0%, compared with the same period ending June 30, 2018. This quarterly increase in Net Income is primarily due to increased resort operations and retail revenue as a result of the timing of Spring Break and decreased operating expenses. Net Income for the nine months ending June 30, 2019, decreased by $202,052, or 16.8%, compared with the same period ending June 30, 2018. This decrease in Net Income is a result of a decrease in retail operations revenue, an increase in operating expenses, and an increase in income tax. The last quarter of 2019 is expected to provide adequate resources for continuing business and provide for planned capital expenditures.

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

LIQUIDITY

The Company's current cash position, as of June 30, 2019, is $4,917,007, which is 28.6% more than the same position in 2018. This increase is primarily due to increased revenues, and timing of capital expenditures. The cash balance increased $714,571, or 17%, from fiscal year ended September 30, 2018, due to increased rental deposits, tax reform, and timing of capital expenditures. The present level of cash is being maintained in anticipation of large capital expenditures in the current and upcoming fiscal year, which includes the new RV service and repair facility.

Accounts Payable and Accrued Liabilities increased $46,923, or 21.3% to an amount of $266,820 for June 30, 2019, compared to the same period ending 2018. This increase was primarily due to timing of payment of monthly liabilities, which includes construction costs for the new RV service and repair facility. All undisputed payables have been paid in full according to the Company's policy.

Accounts Receivable for the period ending June 30, 2019, increased $110,448 above June 30, 2018, and reflects the sale of securities in which payment had not been received.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2018.

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

Date:          August 14, 2019

Signature:   /s/ TERRIS HUGHES

Terris Hughes, President and Chairman of the Board

Date:          August 14, 2019

Signature:   /s/ WAYNE HARDESTY

Wayne Hardesty, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          August 14, 2019

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Results of Review of Interim Financial Information

We have reviewed the balance sheets of Pismo Coast Village, Inc., (the Company) as of June 30, 2019 and 2018, and the related statements of income and comprehensive income for the three-month and nine month periods ended June 30, 2019 and 2018, and statements of cash flows for the three-month and nine month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of September 30, 2018, and the related statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated November 23, 2018, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2018, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

BROWN ARMSTRONG

ACCOUNTANCY CORPORATION

Bakersfield, California

August 14, 2019

PISMO COAST VILLAGE, INC. BALANCE SHEETS JUNE 30, 2019 AND 2018 AND SEPTEMBER 30, 2018

	June 30, 2019 (Unaudited)	September 30, 2018 (Audited)	June 30, 2018 (Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$4,917,007	$4,202,436	$3,823,056
Accounts receivable	136,554	55,409	26,106
Inventories	195,846	182,437	206,242
Prepaid income taxes	63,100	-	140,100
Prepaid expenses	19,743	15,423	8,074
Deposits	-	-	2,090
Total current assets	5,332,250	4,455,705	4,205,668

Property and equipment
Net of accumulated depreciation and amortization	15,180,637	14,607,089	14,653,365

Investments	-	111,204	-
Total Assets	$20,512,887	$19,173,998	$18,859,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$266,820	$251,861	$219,897
Accrued salaries and vacation	108,567	338,106	97,291
Rental deposits	2,167,305	1,499,084	1,985,736
Income taxes payable	-	8,300	-
Current portion of note payable	-	-	-
Current portion of capital lease obligations	49,390	40,426	46,859
Total current liabilities	2,592,082	2,137,777	2,349,783

Long-Term Liabilities
Deferred taxes	449,000	520,300	486,500
Capital lease obligations, net of current portion	203,502	168,476	176,594
Total Liabilities	3,244,584	2,826,553	3,012,877

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued, 1,775 and 1,775 shares outstanding at June 30, 2019 and 2018, respectively	5,569,268	5,569,268	5,569,268
Retained earnings	11,699,035	10,700,173	10,276,888
Accumulated other comprehensive income	-	78,004	-
Total stockholders’ equity	17,268,303	16,347,445	15,846,156

Total Liabilities and Stockholders’ Equity	$20,512,887	$19,173,998	$18,859,033

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED) THREE AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018

	Three Months Ended June 30,		Nine Months Ended June 30,

	2019	2018	2019	2018
Income
Resort operations	$2,071,864	$1,983,070	$5,163,269	$5,140,953
Retail operations	315,516	313,017	796,115	813,684
Total income	2,387,380	2,296,087	5,959,384	5,954,637

Cost and Expenses
Operating expenses	1,282,443	1,327,543	3,944,391	3,882,842
Cost of goods sold	153,939	154,864	385,665	387,765
Depreciation and amortization	107,848	109,876	320,472	323,618
Total cost and expenses	1,544,230	1,592,283	4,650,528	4,594,225

Income from Operations	843,150	703,804	1,308,856	1,360,412

Other Income (Expense)
Interest and dividend income	1,525	1,469	4,577	3,745
Interest expense	(5,331)	(2,539)	(11,276)	(7,342)
Gain (loss) on disposal of fixed assets	-	1,400	1,200	1,400
Gain (loss) on sale of investments	106,886	-	106,886	-
Total other income (expense)	103,080	330	101,387	(2,197)

Income Before Provision for Income Tax	946,230	704,134	1,410,243	1,358,215

Income Tax (Expense)	(275,000)	(262,550)	(411,380)	(157,300)

Net Income	$671,230	$441,584	$998,863	$1,200,915

Other Comprehensive Income
Change in unrealized holding gains on available-for-sale securities, net of change in applicable deferred taxes of $3,400	(66,861)	-	(78,004)	-

Total other comprehensive income	(66,861)	-	(78,004)	-

Total Comprehensive Income	$604,369	$441,584	$920,859	$1,200,915

Net Income Per Share	$378.16	$248.78	$562.74	$676.57

Total Comprehensive Income Per Share	$340.49	$248.78	$518.79	$676.57

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) THREE AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018

				Accumulated Other Comprehensive Income

	Common Stock		Retained Earnings
	Shares	Amount			Total

Balance - March 31, 2018	1,775	$5,569,268	$9,835,304	$-	$15,404,572

Net Income	-	-	441,584	-	441,584

Balance – June 30, 2018	1,775	$5,569,268	$10,276,888	$-	$15,846,156

Net Income	-	-	423,285	-	423,285

Other comprehensive income	-	-	-	78,004	78,004

Balance – September 30, 2018	1,775	$5,569,268	$10,700,173	$78,004	$16,347,445

Net Income	-	-	146,933	-	146,933

Other comprehensive loss	-	-	-	(19,169)	(19,169)

Balance – December 31, 2018	1,775	$5,569,268	$10,847,106	$58,835	$16,475,209

Net Income	-	-	180,699	-	180,699

Other comprehensive income	-	-	-	8,026	8,026

Balance – March 31, 2019	1,775	$5,569,268	$11,027,805	$66,861	$16,663,934

Net Income	-	-	671,230	-	671,230

Other comprehensive income	-	-	-	(66,861)	(66,861)

Balance – June 30, 2019	1,775	$5,569,268	$11,699,035	-	$17,268,303

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (UNAUDITED) NINE MONTHS ENDED JUNE 30, 2019 AND 2018

	2019		2018
Cash Flows From Operating Activities
Net Income		$998,863		$1,200,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$320,472		$323,618
(Increase) in accounts receivable	(81,145)		(4,845)
(Increase) in inventory	(13,409)		(15,219)
(Increase) in prepaid income taxes	(19,743)		(140,100)
Decrease in prepaid expenses	(47,677)		11,902
(Increase) in Deposits	-		(2,090)
(Decrease) in accounts payable and accrued liabilities	14,959		(47,853)
(Decrease) in accrued salaries and vacation	(229,539)		(228,791)
Increase in rental deposits	668,221		496,850
(Decrease) in income taxes payable	(8,300)		(52,600)
(Decrease) in long term deferred income taxes	(38,100)		(324,100)
Total adjustments		565,739		16,772

Net cash provided by operating activities		1,564,602		1,217,687

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	1,200		-
Purchases of property and equipment	(895,221)		(251,110)
Net cash used in investing activities		(894,021)		(251,110)

Cash Flows from Financing Activities
Acquisition of capital lease assets	81,369		81,369
Principal payments on capital lease obligations	(37,379)		(36,656)
Net cash provided by (used in) financing Activities		43,990		44,713

Net increase in cash and cash equivalents		714,571		1,011,290

Cash and Cash Equivalents – Beginning of Period		4,202,436		2,811,766

Cash and Cash Equivalents – End of Period		$4,917,007		$3,823,056

Schedule of Payments of Interest and Taxes
Payments for interest		$(11,276)		$7,342
Payments for income tax		$515,000		$604,050

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018 (Unaudited) AND SEPTEMBER 30, 2018 (Audited)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2019, September 30, 2018, and June 30, 2018, the Company had $6,084, $6,070 and $6,065 of cash equivalents.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts. Management did not believe an allowance for doubtful accounts was necessary as of June 30, 2019, September 30, 2018, or June 30, 2018.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2019 AND 2018 (Unaudited) AND SEPTEMBER 30, 2018 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment (continued)

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

Fair Value Measurements

The Company records its financial assets and liabilities at fair value in accordance with the Fair Value Measurements and Disclosures Topic of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (the Topic). This Topic provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Topic also establishes a three-tier hierarchy, as follows, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

At June 30, 2019, the following sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2019 AND 2018 (Unaudited) AND SEPTEMBER 30, 2018 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurements (continued)

	Level 1	Level 2	Level 3
Investment in common stock	$-	$-	$-

Total assets at fair value	$-	$-	$-

At September 30, 2018, the following sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Level 1	Level 2	Level 3
Investment in common stock	$111,204	$-	$-

Total assets at fair value	$111,204	$-	$-

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

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $35,983 and $23,446 for the nine months ended June 30, 2019 and 2018, respectively, and $5,228 and $4,314 for the three months ended June 30, 2019 and 2018, respectively. Advertising expense was included in operating expenses on the Statement of Operations.

Concentration of Credit Risk

At June 30, 2019, September 30, 2018, and June 30, 2018, the Company had cash deposits of $3,026,421, $2,301,721, and $1,944,344 in excess of the $250,000 federally insured limit with Pacific Premier Bank, respectively. However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks, which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC Insurance.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2019 AND 2018 (Unaudited) AND SEPTEMBER 30, 2018 (Audited)

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

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a “more likely than not” (likelihood greater than 50%) approach. As of June 30, 2019, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings. The Company does not expect any material changes through June 30, 2020. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2016 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2015.

NOTE 3 – PROPERTY AND EQUIPMENT

At June 30, 2019, September 30, 2018, and June 30, 2018, property and equipment included the following:

	June 30, 2019	September 30, 2018	June 30, 2018

Land	$10,394,746	$10,394,746	$10,394,746
Building and resort improvements	11,353,001	11,342,501	11,353,982
Furniture, fixtures, equipment and leasehold improvements	687,354	677,268	666,770
Transportation equipment	768,755	709,115	745,971
Construction in progress	1,085,233	325,489	270,015
	24,289,089	23,449,119	23,431,484
Less accumulated depreciation	(9,108,452)	(8,842,030)	(8,778,119)
	$15,180,637	$14,607,089	$14,653,365

Depreciation and amortization expense was $320,472 and $323,618 for the nine months ended June 30, 2019 and 2018, respectively, and $107,848 and $109,876 for the three months ended June 30, 2019 and 2018, respectively.

At June 30, 2019, September 30, 2018, and June 30, 2018, the cost of assets under capital lease was $398,770, $374,171, and $374,171, respectively, and related accumulated amortization was $185,128, $196,397, and $182,776, respectively. Amortization expense on assets under capital lease was $44,554 and $35,440 for the nine months ended June 30, 2019 and 2018, respectively, and $16,207 and $13,621 for the three months ended June 30, 2019 and 2018, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2019 AND 2018 (Unaudited) AND SEPTEMBER 30, 2018 (Audited)

NOTE 4 – LINE OF CREDIT

The Company has a revolving line of credit with Pacific Premier Bank for $500,000, expiring April 1, 2020. There currently is a Letter of Credit written in favor of the County of San Luis Obispo (the County), California for $416,062 to cover a bond requirement relating to public improvements as part of the Company’s construction of a new RV service facility. If the Company fails to complete the required public improvements, monies will be draw from the credit line to satisfy the County. A balance of $83,938 is available if the Company requires additional funding from the line of credit. The Company expects the RV service facility project to be completed and bond satisfied by December 31, 2019.

NOTE 5 – Capital Lease Obligations

At June 30, 2019, September 30, 2018, and June 30, 2018, capital lease obligations consisted of the following:

	June 30, 2019 (Unaudited)	September 30, 2018 (Audited)	June 30, 2018 (Unaudited)

A 2013 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,046, including interest at 4.75% per annum, through April 2019.	$-	$7,210	$10,239

A security system for Lot-K leased from RLC Funding, payable in monthly installments of $1,295, including interest at 13.54% per annum, through October 2018.	-	1,280	5,037

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.53% per annum, through January 2023.	44,217	52,600	55,332

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.644% per annum, through September 2024.	62,287	70,012	72,527

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.181% per annum, through May 2025.	70,090	77,800	80,318

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.101% per annum, through December 2025.	76,298	-	-
	252,892	208,902	223,453
Less current portion	(49,390)	(40,426)	(46,859)

Total capital lease obligations, net of current portion	$203,502	$168,476	$176,594

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2019 AND 2018 (Unaudited) AND SEPTEMBER 30, 2018 (Audited)

NOTE 5 – Capital Lease Obligations (Continued)

At June 30, 2019, future minimum payments on the capital lease obligations were as follows:

For the Year Ending June 30,
2019	$53,568
2020	53,568
2021	53,568
2022	53,568
2023	41,292
Thereafter	29,016
Total minimum lease payments	284,580
Less amount representing interest	(31,688)
Present value of lease payments	252,892
Less current portion	(49,390)
Capital lease obligations, net of current portion	$203,502

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

NOTE 7 – INCOME TAXES

The provision for income taxes for the three months and nine months ending June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Income tax expense	$275,000	$262,550	$411,380	$157,300

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of the state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

As of June 30, 2019, September 30, 2018, and June 30, 2018, the Company’s deferred tax liability was $449,000, $520,300 and $486,500, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2019 AND 2018 (Unaudited) AND SEPTEMBER 30, 2018 (Audited)

NOTE 8 – OPERATING LEASES

The Company leases a lot located in Oceano, California, for $3,302 per month. The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $384 per month. Future minimum lease payments under this obligation are as follows:

For the Twelve Months Ending June 30,
2019	$4,608
2020	4,608
2021	4,608
2022	768
$14,592

Rent expense under these lease agreements was $33,466 and $32,433 for the nine months ended June 30, 2019 and 2018, respectively, and $11,148 and $10,759 for the three months ended June 30, 2019 and 2018, respectively.

NOTE 9 – EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $56,692 and $50,052 for the nine months ended June 30, 2019 and 2018, respectively, and $16,545 and $16,176 for the three months ended June 30, 2019 and 2018, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Events subsequent to June 30, 2019 have been evaluated through August 14, 2019, which is the date the financial statements were available to be issued. Management did not identify any subsequent events that require disclosure.