Form 10-K
period 2019-09-30
PISMO COAST VILLAGE INC
filed 2019-12-23
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2019 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 18, 2020, are incorporated by reference into Part III.

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

Competition for the tourist market is strong between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's website and social media to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded $66,722 for fiscal year 2019, which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

EMPLOYEES

As of September 30, 2019, the Company employed approximately 63 people, with 23 of these on a part-time basis and 40 on a full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 57 employees to 66 employees. Management considers its labor relations to be good.

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

On May 20, 2015, the Company closed escrow on a one-acre property located at 2096 Nipomo Street in Oceano, California, to be developed as an RV Repair and Service facility. The purchase price was $425,000 and required the demolition of a two-story residence. The Company successfully expanded the usable property area by seeking road abandonment. On September 1, 2017, the Company received a Minor Use Permit with conditions from San Luis Obispo County. Currently, construction is underway and the Company anticipates opening for business during the first quarter of 2020.

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

1.   RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC.

This agreement is dated November 1, 2019, and pursuant to this agreement, the Company granted Coin Amusements, Inc. the concession to operate various coin-operated game units at the Resort. The one-year term expires on October 31, 2020, and continued renewal is expected without significant impact.

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

3.   PISMO COAST INVESTMENTS

The Company renewed a lease agreement with Ms. Jeanne Sousa, a California Corporations Licensed Broker, for the lease of a 200-square foot building at the Resort from which she conducts sales activities in the Company's stock. The term of the lease is for three years commencing on January 1, 2017, and ending on December 31, 2019. On November 8, 2019 the lease was renewed commencing January 1, 2020 and terminating December 31, 2022. Continued renewal is expected without significant impact. Termination or cancellation may be made by either Lessor or Lessee by giving the other party sixty (60) days written notice.

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

5.       ROCK AND ROLL DINER OF OCEANO INC. d/b/a PISMO COAST VILLAGE GRILL

The Company entered into a lease with Mr. Marios Pouyioukkas, owner/operator of Rock and Roll Diner of Oceano Inc., for the lease of a 708-square foot space at the Resort from which the concessionaire operates the restaurant facilities as an independent food service operation. The term of the initial lease was from June 18, 2012 until December 31, 2013. The lease was renewed November 1, 2019 for a three-year period beginning January 1, 2020, and will expire December 31, 2022. Continued renewal is expected without significant impact. Termination or cancellation may be made by either Lessor or Lessee by giving the other party thirty (30) days written notice.

ITEM 3.       LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 4.       (REMOVED AND RESERVED).

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a.   MARKET INFORMATION

There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company’s shares as Pismo Coast Investments. The last transaction the Company is aware of occurred September 14, 2019, at a price of $41,000 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

b.   HOLDERS

The approximate number of holders of the Company's common stock on September 30, 2019, was 1,506.

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses the Company's financial condition as of September 30, 2019, compared with September 30, 2018. The discussion should be read in conjunction with the audited financial statement and the related notes to the financial statement and the other financial information included elsewhere in this Form 10-K.

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

The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Site occupancy for fiscal year 2019 was down 3.3%, following the previous year’s record occupancy, primarily due to weather. Revenues from ancillary operations, such as the General Store, RV service, laundromat, arcade, and bike rental, all contribute to the profitability of the Company.

RV storage continues to provide a significant portion of the Company’s revenue. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

After years with no debt, the Board of Directors approved expansion of the RV storage program and understood this investment would require substantial financing. Management has made it a high priority to affect timely construction and successful marketing in order to maximize return on this investment.  The Company currently has no outstanding debt.

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

CURRENT OPERATING PLANS

The Board of Directors continues its previously established policy by adopting a stringent conservative budget for fiscal year 2020, which projects a positive cash flow of approximately $2,274,675 from operations. This projection is based on paid site occupancy reflecting similar occupancy as experienced in fiscal year 2019. The 2020 budget plan includes a $5 per night increase for all site rentals effective January 1, 2020.  While the Company projects a positive cash flow, this cannot be assured for fiscal year 2020.

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

Net cash provided by operating activities totaled $1,974,573 in 2019, compared to $1,671,755 for the 2018 fiscal year.

During fiscal year 2019, capital investment of $1,135,283 was made that included partial construction of the new RV service facility, a new Hino trailer tow truck, and surveillance cameras for the resort.  During fiscal year 2018, capital investment of $231,279 was made that included a new trailer tow truck, installation of HVAC in the General Store, a golf cart, and engineering and permits for the new RV service facility These projects were completed on time and within budget.

With the possibility of requiring additional funds for planned capital improvements and the winter season, the Company maintains a $500,000 Line of Credit to ensure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances.

Fiscal year 2019's current ratio (current assets to current liabilities) of 2.35 increased from fiscal year 2018's current ratio of 2.08. The increase in current ratio is the result of increased cash and cash equivalents, increased inventories, and increased prepaid expenses.

Working Capital increased to $3,075,762 at the end of fiscal year 2019, compared to $2,317,928 at the end of fiscal year 2018. This increase is primarily a result of increased cash and cash equivalents as a result of increased income from Resort operations and postponement of some capital projects. It should be noted the Company paid off all remaining balance of the note payable of $1,431,890 during fiscal year 2017.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures up to $650,000 in fiscal year 2020 to further enhance the Resort facilities and services. This would include complete the construction of a new RV service and repair facility, a new trailer tow truck, resort surveillance upgrade, a street sweeper, and a hydraulic RV lift for the RV Service facility. Funding for these projects is expected to come from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR-TO-YEAR COMPARISON

Revenue: Operating revenue, interest and other income increased above the prior fiscal year ended September 30, 2018, by $35,939, or 0.42%.

REVENUE BY SEGMENT

	2019	2018
OCCUPANCY
% of Shareholder Site Use	23.7%	24.4%
% of Paid Site Rental	58.7%	60.8%
% Total Site Occupancy	82.5%	85.3%
% of Storage Rental	99.0%	98.0%
Average Paid Site	$61.49	$61.15

RESORT OPERATIONS
Site Rental	$5,273,719	$5,248,903
Storage Operations	1,898,369	1,857,578
Support Operations	204,927	200,190
Total	7,377,015	7,306,671

RETAIL OPERATIONS
Store	624,075	677,801
RV Repair/Parts Store	506,044	485,563
Total	1,130,119	1,163,364

INTEREST INCOME	5,084	6,244

TOTAL REVENUE	$8,512,218	$8,476,279

Occupancy rates on the previous table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, laundromat, recreational activities, and other less significant sources.

2019 COMPARED WITH 2018

Resort operations income increased $70,344, or 1.0%, primarily due to a $30,760, or 8.0%, increase in RV Spotting revenue, and a $24,816 or 0.5% increase in site rental revenue.    General Public site occupancy was down 3.5% or 3010 nights primarily due to weather.  However, site revenue increased due to a rate increase effective January 1, 2019.

Retail operations income decreased $33,245, or 2.9%, partly due to a $53,726, or 7.9%, decrease in the General Store revenue.  The General Store operated with less staff and shorter hours in 2019.  While the revenue was down, the General Store contributed an increase in profit of $67,297 over the previous year. The RV Service department increased revenue $20,481, or 4.2%, over the previous year. In an effort to maximize revenue, management continues to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service. In addition, management has actively promoted the RV service and retail operation locally compared to previous years.

Interest/Dividend Income decreased $1,160, or 18.6%, below the previous year. Loss on Disposal of Assets for fiscal year 2019 was $1,200, compared to $1,249 the previous year. In addition, Interest Expense increased to $17,532 in 2019 compared to $10,133 the previous year.

Operating Expenses increased $43,331, or 0.8%, as a result of labor, repairs and maintenance, advertising, pension match, credit card processing, electricity, and television. Expenses that were significantly below the previous year included workers’ compensation, insurance benefits, and small equipment purchases.

Maintaining a conservative approach, most expense items were managed well below plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first-class resort for campers using recreational vehicles.

Income before provision for income taxes of $2,115,613, a 5.2% increase above last year, is reflective of increased income from operations and gain from sale of investments.

Net income of $1,478,233 for fiscal year 2019 shows a decrease of $145,967, or 9.0%, below a net income of $1,624,200 in 2018. This decrease in net income is a reflection of the increase in the provision for income tax.

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

  increased gas prices;

  increased competition from other resorts in our market;

  increases in operating costs due to inflation, labor costs, workers' compensation and healthcare related costs, utility costs, insurance and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased rates;

  changes in interest rates, cost and terms of debt financing;

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

  construction cost overruns and delays;

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (the Company) (a California corporation) as of September 30, 2019 and 2018, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2019, and the notes and Schedule of Operating Expenses (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Bakersfield, California

November 25, 2019

PISMO COAST VILLAGE, INC. BALANCE SHEETS SEPTEMBER 30, 2019 AND 2018

	2019	2018
Assets
Current assets
Cash and cash equivalents	$5,076,024	$4,202,436
Accounts receivable	50,412	55,409
Inventories	191,246	182,437
Prepaid income taxes	4,900	-
Prepaid expenses	26,107	15,423
Total current assets	5,348,689	4,455,705

Property and equipment
Net of accumulated depreciation and amortization	15,314,959	14,607,089

Investments	-	111,204
Total assets	$20,663,648	$19,173,998

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$276,371	251,861
Accrued salaries and vacation	359,910	338,106
Rental deposits	1,592,692	1,499,084
Income taxes payable	-	8,300
Current portion of capital lease obligations	43,954	40,426
Total current liabilities	2,272,927	2,137,777

Long-term liabilities
Deferred taxes	444,800	520,300
Capital lease obligations, net of current portion	198,247	168,476
Total liabilities	2,915,974	2,826,553

Stockholders' equity
Common stock - no par value, 1,800 shares issued, 1,775 shares outstanding	5,569,268	5,569,268
Retained earnings	12,178,406	10,700,173
Accumulated other comprehensive income	-	78,004
Total stockholders' equity	17,747,674	16,347,445

Total liabilities and stockholders' equity	$20,663,648	$19,173,998

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME AND COMPREHENSIVE INCOME YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018
Income
Resort operations	7,377,015	$7,306,671
Retail operations	1,130,119	1,163,364
Total income	8,507,134	8,470,035

Costs and expenses
Operating expenses	5,528,569	5,485,238
Cost of goods sold	531,177	540,377
Depreciation	427,413	431,280
Total costs and expenses	6,487,159	6,456,895

Income from operations	2,019,975	2,013,140

Other income (expense)
Interest and dividend income	5,084	6,244
Interest expense	(17,532)	(10,133)
Gain (loss) on disposal of fixed assets	1,200	1,249
Gain (loss) on sale of investments	106,886
Total other income (expense)	95,638	(2,640)

Income before provision for income tax	2,115,613	2,010,500

Provision for income tax	637,380	386,300

Net income	1,478,233	1,624,200

Other comprehensive income
Change in unrealized holding gains on available-for-sale securities, net of applicable deferred taxes	(78,004)	78,004

Total other comprehensive income	(78,004)	78,004

Total comprehensive income	$1,400,229	$1,702,204

Net income per share	$832.81	$915.04

Total comprehensive income per share	$788.86	$958.99

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total

Balance - September 30, 2016	1,775	$5,569,268	$7,983,671	$		$13,552,939

Net Income			1,092,302			1,092,302

Balance - September 30, 2017	1,775	$5,569,268	$9,075,973	$		$14,645,241

Net Income			1,624,200			1,624,200

Unrealized gain on investments					78,004	78,004

Balance - September 30, 2018	1,775	$5,569,268	$10,700,173		$78,004	$16,347,445

Net Income			1,478,233			1,478,233

Unrealized gain on investments					(78,004)	(78,004)

Balance - September 30, 2019	1,775	$5,569,268	$12,178,406		$-	$17,747,674

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018
Cash flows from operating activities
Net income	$1,478,233	$1,624,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	427,413	431,280
Loss on disposal of fixed assets		(1,249)
Changes in operating assets and liabilities:
Accounts receivable	4,997	(34,148)
Inventory	(8,809)	8,586
Prepaid income taxes	(4,900)
Prepaid expenses	(10,684)	4,553
Accounts payable and accrued liabilities	24,511	(15,889)
Accrued salaries and vacation	21,804	12,024
Rental deposits	93,608	10,198
Income taxes payable	(8,300)	(44,300)
Deferred taxes	(42,300)	(323,500)
Total adjustments	497,340	47,555

Net cash provided by operating activities	1,975,573	1,671,755

Cash flows from investing activities
Proceeds from sale of fixed assets		1,400
Capital expenditures	(1,135,283)	(231,279)
Net cash used in investing activities	(1,135,283)	(229,879)

Cash flows from financing activities
Acquisition of capital lease assets	81,369
Principal payments on capital lease obligations	(48,071)	(51,206)
Net cash used in financing activities	33,298	(51,206)

Net increase in cash and cash equivalents	873,588	1,390,670

Cash and cash equivalents - beginning of year	4,202,436	2,811,766

Cash and cash equivalents - end of year	$5,076,024	$4,202,436

Schedule of payments of interest and taxes
Cash paid for income tax	$687,000	$684,050
Cash paid for interest	$17,532	$10,133

Non-cash financing and investing activities:
Property, plant and equipment obtained through capital lease obligations	$-	$81,369
Increase in investments from dividend distribution	$-	$111,204

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 1:  Nature of Business

Pismo Coast Village, Inc. (the Company) is a recreational vehicle camping resort.  Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

NOTE 2:  Summary of Significant Accounting Policies

Revenue and Cost Recognition

The Company’s revenue is recognized on the accrual basis as earned based on the date of stay.  Expenses are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of September 30, 2019 and 2018, the Company had $6,088 and $6,070 of cash equivalents.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts.  Management did not believe an allowance for doubtful accounts was necessary as of September 30, 2019 or 2018.

Inventories

Inventories have been valued at the lower of cost or market on a first-in, first-out basis.  Inventories are comprised primarily of finished goods in the general store and in the RV repair shop.

Property and Equipment

All property and equipment are recorded at cost.  Depreciation of property and equipment is computed using the straight line method based on the cost of the assets, less allowance for salvage value, where appropriate.  Depreciation rates are based upon the following estimated useful lives :

Building and park improvements	5 to 40 years
Furniture, fixtures, equipment and leasehold improvements	3 to 31.5 years
Transportation equipment	5 to 10 years

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 2:  Summary of Significant Accounting Policies (Continued)

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

Level 2: Inputs to the valuation methodology include:

•          Quoted prices for similar assets and liabilities in active markets;

•          Quoted prices for identical or similar assets or liabilities in inactive markets;

•          Inputs other than quoted prices that are observable for the asset or liability;

•          Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 2:  Summary of Significant Accounting Policies (Continued)

The following is a description of the valuation methodologies used for assets measured at fair value:

Investments:  Investments in common stock are recorded at fair value based upon quoted market prices using Level 1 inputs.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

At September 30, 2019, the following sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Level 1	Level 2	Level 3
Investment in common stock	$-	$-	$-

Total assets at fair value	$-	$-	$-

At September 30, 2018, the following sets forth by level, within the fair value hierarchy, the Company’s assets at fair value :

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

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred.  Advertising expense was $66,722 and $46,005 for the years ended September 30, 2019 and 2018, respectively.  Advertising expense was included in operating expenses on the statement of operations.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 2:  Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk

At September 30, 2019 and 2018, the Company had cash deposits of $3,239,598 and $2,301,721, respectively, in excess of the $250,000 federally insured limit with Pacific Premier Bank. However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

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

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of September 30, 2019, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings. The Company does not expect any material changes through September 30, 2020. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2016 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2015.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 3:  Property and Equipment

At September 30, 2019 and 2018, property and equipment included the following:

	2019	2018

Land	$10,394,746	$10,394,746
Building and resort improvements	11,342,501	11,342,501
Furniture, fixtures, equipment and leasehold improvements	703,255	677,268
Transportation equipment	768,755	709,115
Construction in progress	1,321,095	325,489
	24,530,352	23,449,119
Less accumulated depreciation	(9,215,393)	(8,842,030)

	$15,314,959	$14,607,089

Depreciation and amortization expense was $427,413 and $431,280 for the years ended September 30, 2019 and 2018, respectively.

At September 30, 2019 and 2018 the cost of assets under capital lease was $398,770 and $374,171, respectively, and related accumulated amortization was $201,335 and $196,397, respectively.  Depreciation expense on assets under capital lease was $60,761 and $49,061 for the years ended September 30, 2019 and 2018, respectively.

NOTE 4:  Line of Credit

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 5:  Capital Lease Obligations

At September 30, 2019 and 2018, capital lease obligations consisted of the following :

	2019	2018
A 2013 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,046, including interest at 4.751% per
annum, through April 2019.	$-	$7,210

A security system for Lot-K leased from RLC Funding, payable in monthly installments of $1,295, including interest at 13.537% per annum, through
October 2018.	-	1,280

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.532%
per annum, through January 2023.	41,360	52,600

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.644%
per annum, through September 2024.	59,652	70,012

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.181%
per annum, through May 2025.	67,465	77,800

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.101%
per annum, through December 2025.	73,724	-

	$242,201	$208,902
Less current portion	(43,954)	(40,426)

Total capital lease obligations, net of current portion	$198,247	$168,476

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 5:  Capital Lease Obligations (Continued)

At September 30, 2019, future minimum payments on capital lease obligations were as follows :

For the Twelve Months Ending September 30,
2020	$53,568
2021	53,568
2022	53,568
2023	44,640
2024	40,176
Thereafter	25,668
Present value of future minimum payments	271,188
Less amount representing interest	(28,987)
242,201
Less current portion of capital lease obligations	(43,954)

Total capital lease obligations, net of current portion	$198,247

NOTE 6:  Common Stock

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

NOTE 7:  Income Taxes

The provisions for income taxes for the years ended September 30, 2019 and 2018 are as follows:

	2019	2018
Current:
Federal	$497,780	$497,500
State	215,100	179,100
	712,880	676,600
Deferred:
Federal	(61,900)	(303,400)
State	(13,600)	13,100

Provision for income taxes	$637,380	$386,300

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740.  The difference between the effective tax rate and the statutory tax rates is due primarily to the impact of state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 7:  Income Taxes (Continued)

At September 30, 2019 and 2018, the deferred income tax liabilities consisted of the following:

	2019	2018
Deferred tax assets (liabilities):
Federal	$(387,300)	$(449,200)
State	(57,500)	(71,100)

Net deferred income taxes	$(444,800)	$(520,300)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

At September 30, 2019 and 2018, the deferred income tax liabilities consisted of the following temporary differences:

	2019	2018

Depreciation	$(533,000)	$(566,100)
Unrealized gain on investments	-	(33,200)
Total gross deferred tax liabilities	(533,000)	(599,300)

Vacation accrual	33,000	24,400
Federal benefit of state taxes	55,200	54,600
Total gross deferred tax assets	88,200	79,000

	$(444,800)	$(520,300)

There were no net operating loss or tax credit carryforwards for the year ended September 30, 2019 or 2018 for federal or state.

NOTE 8:  Operating Leases

The Company leases a lot located in Oceano for $3,302 per month.  The lease has converted to a month-to-month lease; however the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier.  Rental expense under this operating lease is $384 per month.  Future minimum lease payments under this obligation are as follows:

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 8:  Operating Leases (Continued)

For the Twelve Months Ending September 30,
2020	$4,608
2021	4,608
2022	1,920
$11,136

Rent expense under these lease agreements was $43,520 and $45,211 for the years ended September 30, 2019 and 2018, respectively.

NOTE 9:  Employee Retirement Plans

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company’s matching portion of the 401(k) safe harbor plan was $73,510 and $67,370 for the years ended September 30, 2019 and 2018, respectively.

NOTE 10:  Subsequent Events

Events subsequent to September 30, 2019 have been evaluated through November 25, 2019, which is the date the financial statements were available to be issued.  Management did not identify any subsequent events that required disclosure.

PISMO COAST VILLAGE, INC.

SCHEDULE OF OPERATING EXPENSES

SEPTEMBER 30, 2019 AND 2018

	2019	2018

Administrative salaries	$681,348	$597,597
Advertising and promotion	66,722	46,005
Auto and truck expense	125,025	124,808
Bad debts	-	566
Contract services	69,600	65,291
Corporation expense	58,967	60,663
Custodial supplies	28,866	29,251
Direct labor	1,861,533	1,900,768
Employee travel and training	40,257	44,124
Equipment lease	5,144	5,144
Insurance	497,228	599,641
Miscellaneous	55,502	73,360
Office supplies and expense	85,249	79,331
Payroll tax expense	202,794	215,109
Payroll service	48,952	46,930
Pension plan match	73,510	67,370
Professional services	104,124	101,336
Property taxes	222,875	223,903
Recreational supplies	3,724	7,654
Rent - storage lots	43,520	45,211
Repairs and maintenance	260,647	201,683
Retail operating supplies	6,831	6,052
Security	19,633	20,024
Service charges	198,792	173,790
Taxes and licenses	14,309	8,837
Telephone	31,424	33,676
Uniforms	25,310	32,520
Utilities	696,683	674,594

Total operating expenses	$5,528,569	$5,485,238

INDEPENDENT AUDITOR'S REPORT

ON ADDITIONAL INFORMATION

To the Board of Directors and Shareholders

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Our report on our audits of the basic financial statements of Pismo Coast Village, Inc. as of September 30, 2019 and 2018 appears on page 16. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Statements of Income (unaudited) for the three months ended September 30, 2019 and 2018 are presented for purposes of additional analysis and are not a required part of the basic financial statements. These statements are the responsibility of management and were derived from, and relate directly to, the underlying accounting and other records used to prepare the financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and accordingly, we express no opinion on it.

                                                                                 BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 25, 2019

PISMO COAST VILLAGE, INC.

STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018
Income:
Resort operations	$2,213,746	$2,165,718
Retail operations	334,004	349,680
Total income	2,547,750	2,515,398

Costs and expenses:
Operating expenses	1,584,178	1,602,396
Cost of goods sold	145,512	152,612
Depreciation	106,941	107,662
Total costs and expenses	1,836,631	1,862,670

Income from operations	711,119	652,728

Other income (expense):
Interest income	507	2,499
Interest expense	(6,256)	(2,791)
Gain/(Loss) on sale of fixed assets	-	(151)
Total other income (expense)	(5,749)	(443)

Income before provision for income taxes	705,370	652,285

Provision for income tax	1,048,760	229,000

Net income	$(343,390)	$423,285

Other comprehensive income
Change in unrealized holding gains and losses on available-for-sale securities, net of applicable deferred taxes of $33,200	-	78,004

Total other comprehensive income	-	78,004

Total comprehensive income	$(343,390)	$501,289

Net income loss per share	$(193.46)	$238.47

Total comprehensive income loss per share	$(193.46)	$282.42

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer (who is our principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2019 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures were effective as of such date.

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

As of September 30, 2019, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of September 30, 2019.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There were no changes in our internal control over financial reporting during the fiscal year ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

No disclosure is required under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

a. The Company's Directors were chosen at the Shareholders’ Annual Meeting held January 19, 2019. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

DAVID BESSOM, Director                                                                                                         Age 71

David Bessom attended Bakersfield Jr. College in Bakersfield, CA, receiving an Associate in Arts degree in 1968. That Summer he started working for the Santa Fe Railroad as a brakeman, and in the Fall started attending San Jose State College. He received a Bachelor of Arts degree in 1970 while continuing to work in the railroad industry. Mr. Bessom was employed with the Santa Fe Railroad for 42 years, of which approximately 14 years of that time he was as a full-time elected representative for the Conductors, Brakeman and Yardman for the states of California, Arizona and New Mexico. He retired in the Fall of 2008. He and his wife, Linda, were married in 1999, currently reside in Huntington Beach, CA, and have four sons between them. Mr. Bessom has served on the Board of Directors since November 2017.

SAM BLANK, Director                                                                                                               Age 74

Sam Blank served as a public-school teacher and administrator for more than 30 years. He earned Associate, Bachelor’s, Master’s, and Doctoral degrees from Citrus College, CSU Fullerton, Whittier College, and Brigham Young University, respectively. He holds lifetime California teaching and administrative credentials. Dr. Blank began his career in 1967 as a middle school teacher in the West Covina USD. He soon became an assistant principal in neighboring Charter Oak USD. In 1979, he joined Poway USD in Poway, CA, where he served as principal of elementary and middle schools until he retired in 2001. He has been principal of schools that received California Distinguished Schools and National Blue Ribbon Schools honors. Following his retirement from public education, Dr. Blank obtained a real estate salesperson license and is currently affiliated with Coldwell Banker Residential Real Estate. He is a member of local, state, and national realtor associations. He and his wife, Bonnie, have been married since 1968 and have resided in Escondido since 1979. Bonnie is also retired from the Poway USD with more than 25 years of service as a teacher and high school counselor. Their married daughter and grandsons live in the Bay Area. Dr. Blank has served on the Board of Directors since November 2016. He has served on the Environmental Health and Safety, Finance, Operations, and Audit Committees.

HARRY BUCHAKLIAN, Director                                                                                                   Age 87

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

RODNEY ENNS, Director and Vice President – Operations                                                           Age 66

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

WILLIAM FISCHER, Director                                                                                                        Age 86

William (Bill) Fischer resides in Simi Valley, California. He served four years in the U.S. Air Force during the Korean War, attaining the rank of Staff Sergeant. He is a graduate of California State University, Northridge, with a B.S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company’s corporate office in Los Angeles, California, as an accounting supervisor. Texaco, Inc. acquired Getty Oil in 1985, and he was promoted to Manager of Benefits Plans Accounting and transferred to Houston, Texas. Mr. Fischer was responsible for the Savings/Thrift, 401(k), and ESOP Plans administration until 1989 when he elected early retirement. He was an independent financial consultant to various companies until 2006. Mr. Fischer also was active in residential real estate from 1989 to 1997, and, since 1980, has had an active real estate broker’s license. He is a member of the Veterans of Foreign Wars, and Knights of Columbus organizations. He looks forward to contributing his financial background to the Board. Mr. Fischer served two years as Executive Vice President and five years as Nominating Committee Chairman. He has been on the Board since January 2002.

WAYNE HARDESTY, Director, Chief Financial Officer                                                                 Age 86

and Vice President - Finance

Wayne Hardesty graduated from Arizona State University in 1955. He was commissioned an Ensign from the Naval Officer Candidate School in Newport, Rhode Island, in 1956, and was immediately assigned to the Navy Area Audit Office in Los Angeles, California, for duty at U.S.C. and General Dynamics-Pomona. He entered civil service in 1959, and remained with the Audit Office until 1973, at which time he became a price analyst for the U.S. Air Force at Norton Air Force Base working on the MX and Minuteman Projects. Mr. Hardesty received his MBA from Southern Illinois University in 1980. He retired from civil service in 1988 and became self-employed, primarily in tax preparation for both individual and business returns. He became a licensed Enrolled Agent in 1989 and currently operates Hardesty Financial Services in Rancho Cucamonga, California. Mr. Hardesty has been a member of the Board since September 2008, has served three years as Chairman of the Audit Committee, and is currently serving a sixth year as Chief Financial Officer and Vice President – Finance.

DENNIS HEARNE, Director                                                                                                         Age 81

Dennis Hearne holds an A.A. degree in business administration from Hartnell Junior College in California. He served two years in the Navy. Prior to retirement, he was employed in a family agriculture business, L.A. Hearne Company, located in the Salinas Valley in California, for thirty-seven years, and presently serves as a director of the company’s board. Mr. Hearne has also served on the board of directors of the California Feed and Grain Association in Sacramento and the California Crop Improvement Association in Davis. He is a member of Knights of Columbus, serving as treasurer and financial secretary for fifteen years. Mr. Hearne is a retired volunteer fireman with forty years’ service, serving the rural area in King City, California. He has been a member of the Board of Directors since September 2006 and is currently serving an eighth year as Chairman of the Nominating Committee.

TERRIS HUGHES, Director and President                                                                                    Age 70

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

MARCUS JOHNSON, Director                                                                                                     Age 66

Marcus Johnson (Marc) has spent his entire career as an educator in the Central Valley of California. For sixteen years he taught, then spent the next twenty-one years in leadership roles, retiring in 2013 from the Sanger Unified School District, where he spent fourteen years, with twelve of those years as Superintendent. Currently he serves as the co-director of the John D. Welty Center for Educational Policy and Leadership at California State University, Fresno, and is also the Executive Director of the Fresno Compact in Fresno, California. In addition to those roles, Mr. Johnson does consulting with schools and districts nationally, and is a published author as well. He has been married to his wife, Penni, for forty-three years, and they currently reside in Wildwood Island in Sanger, California. They have three children and seven grandchildren. Mr. Johnson was duly nominated and elected by the Board on November 10, 2018, to fill a vacancy created by the resignation of Jerald Pettibone.

KAREN KING, Director                                                                                                                Age 61

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

GARRY NELSON, Director and Executive Vice President                                                              Age 69

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

RONALD NUNLIST, Director                                                                                                        Age 81

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

GEORGE PAPPI, JR., Director and Vice President – Secretary                                                     Age 57

Mr. Pappi’s current occupation is as a property major case general adjuster for The Hartford Insurance. Other positions held during his more than thirty years of employment include office manager, property and bodily injury adjustor, fire and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California, and is actively involved in local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004 and is currently serving a fifth year as Vice President-Secretary.

DWIGHT PLUMLEY, Director                                                                                                       Age 66

Dwight Plumley attended College of the Sequoias in California, studying electronic engineering and construction real estate. In 1973, he started in the produce equipment industry working for Packers Manufacturing, Inc. as a service and installation supervisor. In 1979, he became employed by Pennwalt Corporation, an international equipment producer, as a project manager and supervisor. Mr. Plumley purchased Packers Manufacturing, Inc. in 1987, and, as President, produced fruit and vegetable packing and processing systems, from small to multimillion-dollar projects, nationwide and internationally. He has also served on the board of directors for Yosemite Bible Camp, a 60-acre facility for up to 350 campers and staff from 1994 to 2006, and served as church deacon from 1984 to 2004. Mr. Plumley has been a member of the Board of Directors since January 2010, and is currently serving a seventh year as Vice President – Operations.

JERRY ROBERTS, Director                                                                                                       Age 66

Jerry Roberts has an associate of arts degree in math and science from the College of the Sequoias, Visalia, California; a bachelor’s degree in biological sciences from the University of the Pacific, Stockton, California; an MBA degree from the Santa Clara University Graduate School of Business, Santa Clara, California; and is licensed by the California State Board of Accountancy as a Certified Public Accountant. He was first licensed in 1982 after fulfilling experience requirements while in the employment of the international accounting firm of Arthur Andersen & Co. and has been a member of the California Society of Certified Public Accountants since 1982. Mr. Roberts is currently a partner in the accounting, tax and consulting firm of Lampros & Roberts, established in 1985, and is Chief Executive Officer of Maximum Living, Inc., a national brand dietary supplement company. Mr. Roberts has been married to his wife Denise since 1978. They have three sons and currently reside in Los Gatos, California. Mr. Roberts has been a member of the Board since March 2013.

Brian Skaggs, Director                                                                                                           Age 61

Brian Skaggs received his Bachelor of Science degree in Civil Engineering in 1980, and, in 1988, received a Master’s degree in Engineering, with both degrees from California State University, Fresno. He became a Registered Civil Engineer in the State of California in 1983. In 1980, Mr. Skaggs was hired as Assistant Engineer by Summers Engineering, Inc., was promoted to Civil Engineer in 1983, and in March 1991 was promoted to Senior Civil Engineer and became a partner in the firm. During his years of employment with Summers Engineering, he has worked in the field of water resources engineering in the San Joaquin Valley and other areas in California. Mr. Skaggs has been a member, past vice-president and past president of the American Council of Engineering Companies (ACEC), Sequoia Chapter, and the ACEC Sequoia Chapter was named chapter of the year while he was serving as President. He is also a member of the American Water Works Association, a member of the U. S. Committee on Irrigation and Drainage, and a member of American Society of Civil Engineers. Mr. Skaggs is a member, past vice-president and current president of the Hanford Fraternal Hall Association; a member, past treasurer and past president of the Hanford Celebration Committee; and a member and past treasurer of the Kit Carson Volunteer Fire Department. Mr. Skaggs has been a member of the Board of Directors since May 2016.

GARY WILLEMS, Director                                                                                                           Age 65

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

JACK WILLIAMS, Director                                                                                                           Age 69

Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. He was employed as a financial analyst by Texaco Oil Corporation in the Bakersfield, California, area from 1997 until 1999, and as Chief Financial Officer for Goodwill Industries of South-Central California from March 2000 to November 2004. Mr. Williams was an interim controller for Diversified Utilities Services, a position he held from April 2005 to December 2005. He established his own C.P.A. practice in 1983, which he continues to own and operate. Mr. Williams has been a member of the Board since January 1995, and served sixteen years as Chief Financial Officer and Vice President – Finance.

b.            OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

JAY JAMISON, Chief Executive Officer/General Manager and                                                       Age 66

Assistant Corporate Secretary

Jay Jamison has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. In March 2007, the Board changed his title to Chief Executive Officer/General Manager. He has a B.S. degree in Agricultural Management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family’s guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed Thousand Trails resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. Mr. Jamison was appointed to and served as a commissioner on the Pismo Beach Conference and Visitors Bureau from February 1998 to January 2010, serving as Chair from August 1999 until February 2009. At the 1999 National Association of RV Parks and Campgrounds Annual Convention, he was elected to serve on the Board of Directors representing the ten western states. During his two three-year terms on the Board, he served four years as Treasurer of the National Association, a position he held until he termed out December 2005. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross, and served until June 2011, including from June

2006 until July 2008 as Board Chairman. In February 2006, Mr. Jamison was elected to serve as a commissioner on the California Travel and Tourism Commission, which markets California to potential domestic and international visitors. During his two four-year terms, he served on the Audit Committee, two years as committee Chairman, and one year on the Executive Committee. He termed out as a commissioner in June 2014; however, he still remains a member of the Audit Committee. Mr. Jamison was installed as a member of the Board of Directors for the San Luis Obispo County Conference and Visitors Bureau (Visit San Luis Obispo County) in 2012, and currently serves on the Executive Committee following two years as Board Chair. Since 2014 Mr. Jamison has served as a member of the Advisory Council for the Experience Industry Management (EIM) Department at Cal Poly San Luis Obispo.

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

ITEM 11.  EXECUTIVE COMPENSATION

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTED DURING THE LAST FISCAL YEAR

This information required by Item 11 is incorporated by reference in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 18, 2020, under the caption “Compensation of Directors and Executive Officers.” The Definitive Proxy Statement is expected to be filed with the Commission on or before December 18, 2019.

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

b.            SECURITY OWNERSHIP OF MANAGEMENT.

The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2019:

Board Member	Title of Class	*Amount of Ownership	Percent of Class
David Bessom 7632 Quebec Drive Huntington Beach CA 92648	Common Stock	1 Share	0.056%
Sam Blank 124 Helen Way Escondido CA 92025	Common Stock	1 Share	0.056%
Harry Buchaklian 1361 East Ticonderoga Drive Fresno CA 93720	Common Stock	1 Share	0.056%

Board Member	Title of Class	*Amount of Ownership	Percent of Class
Rodney Enns 2577 Sandell Avenue Kingsburg CA 93631	Common Stock	1 Share	0.056%
William Fischer 1947 Sienna Lane Simi Valley CA 93065	Common Stock	1 Share	0.056%
Wayne Hardesty 8651 Foothill Boulevard Space 110 Rancho Cucamonga CA 91730	Common Stock	1 Share	0.056%
Dennis Hearne 45075 Merritt Street King City CA 93930	Common Stock	2 Shares	0.111%
Terris Hughes 2426 Sunset Street Wasco CA 93280	Common Stock	1 Share	0.056%
Marcus Johnson 700 Trout Lake Drive Sanger CA 93657	Common Stock	1 Share	0.056%
Karen King 52 Maxine Drive Camarillo CA 93010	Common Stock	1 Share	0.056%
Garry Nelson 727 Acacia Avenue Shafter CA 93263	Common Stock	1 Share	0.056%
Ronald Nunlist 1105 Minter Avenue Shafter CA 93263	Common Stock	4 Shares	0.222%
George Pappi, Jr. 5728 Via De Mansion La Verne CA 91750	Common Stock	1 Share	0.056%
Dwight Plumley 4212 West Hemlock Avenue Visalia CA 93277	Common Stock	3 Shares	0.166%
Jerry Roberts 16230 Camino Del Sol Los Gatos CA 95032	Common Stock	3 Shares	0.166%
Brian Skaggs 371 Northstar Drive Hanford CA 93230	Common Stock	1 Share	0.056%
Gary Willems 2015 Dorking Avenue Cambria CA 93428	Common Stock	1 Share	0.056%

Board Member	Title of Class	*Amount of Ownership	Percent of Class
Jack Williams 2015 Dorking Avenue Cambria CA 93428	Common Stock	1 Share	0.056%
All Officers and Directors as a Group	Common Stock	26 Shares	1.444%

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

OTHER ARRANGEMENTS

During the fiscal years 2019 and 2018, Pismo Coast Village, Inc. paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Pismo Coast Village, Inc.'s benefit.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The shareholders will vote on the independent audit firm for the fiscal year ending September 30, 2019 at the annual shareholders’ meeting held on January 18, 2020.

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm, Brown Armstrong Accountancy Corporation, in each of the last two fiscal years.

	Years ended September 30,

	2019	2018
Audit fees (1)	$57,000	$55,750
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	2,500	1,750
Total	$59,500	$57,500

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

(4)   AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES

For the fiscal years ended September 30, 2019 and September 30, 2018, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

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

Registrant:               PISMO COAST VILLAGE, INC.

By:	/s/ TERRIS HUGHES	Date:	November 9, 2019
Terris Hughes, President
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAY JAMISON	Date:	November 9, 2019
Jay Jamison, Chief Executive Officer,
General Manager and Assistant Corporate Secretary
(principal executive officer)

By:	/s/ WAYNE HARDESTY	Date:	November 9, 2019
Wayne Hardesty, Chief Financial Officer,
Vice President – Finance, and Director
(principal financial officer and principal accounting officer)

By:	/s/ TERRIS HUGHES	Date:	November 9, 2019
Terris Hughes, President
and Chairman of the Board, and Director

By:	/s/ GARRY NELSON	Date:	November 9, 2019
Garry Nelson, Executive Vice President
and Director

By:	/s/ GEORGE PAPPI, JR.	Date:	November 9, 2019
George Pappi, Jr., Vice President - Secretary
and Director

By:	/s/ RODNEY ENNS	Date:	November 9, 2019
Rodney Enns, Vice President - Operations
and Director

By:	/s/ DAVID BESSOM	Date:	November 9, 2019
David Bessom, Director

By:	/s/ SAM BLANK	Date:	November 9, 2019
Sam Blank, Director

By:	/s/ HARRY BUCHAKLIAN	Date:	November 9, 2019
Harry Buchaklian, Director

By:	/s/ WILLIAM FISCHER	Date:	November 9, 2019
William Fischer, Director

By:	/s/ DENNIS HEARNE	Date:	November 9, 2019
Dennis Hearne, Director

By:	/s/ MARCUS JOHNSON	Date:	November 9, 2019
Marcus Johnson, Director

By:	/s/ KAREN KING	Date:	November 9, 2019
Karen King, Director

By:	/s/ RONALD NUNLIST	Date:	November 9, 2019
Ronald Nunlist, Director

By:	/s/ DWIGHT PLUMLEY	Date:	November 9, 2019
Dwight Plumley, Director

By:	/s/ JERRY ROBERTS	Date:	November 9, 2019
Jerry Roberts, Director

By:	/s/ BRIAN SKAGGS	Date:	November 9, 2019
Brian Skaggs, Director

By:	/s/ GARY WILLEMS	Date:	November 9, 2019
Gary Willems, Director

By:	/s/ JACK WILLIAMS	Date:	November 9, 2019
Jack Williams, Director