Form 10-Q
period 2019-12-31
PISMO COAST VILLAGE INC
filed 2020-02-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Based on advanced reservation deposits, occupancy projections are positive compared to this time last year. Revenues from ancillary operations, such as the General Store, RV Service, arcade, laundromat, and bike rental, are up 4.7% year-to-date, and management feels this trend will improve as business moves into the primary camping season. Industry projections anticipate positive business trends and reasonable fuel prices as the summer season approaches.

RV storage and towing continue to be a primary source of revenue for the Company. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience. Revenues for RV storage and towing are up 3.9% compared to the previous year due to increased RV storage occupancy and favorable weather.

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

Income from Resort Operations for the three-month period ended December 31, 2019, decreased $12,961, or 0.8%, from the same period in 2018. This decrease is primarily due to a $25,820, or 2.4%, decrease in year-to-date site revenue, partially offset by a $16,659, or 3.9%, increase in RV storage and towing activity. Vending revenue, which includes income from the arcade, restaurant, and laundromat, decreased $3,497, or 12.6%.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations increased by $16,793 for the three-month period ended December 31, 2019, 6.9% above the same period in 2018. The General Store income decreased $715, or 0.6%, while the RV Service and Repair income increased revenue by $17,507, or 14.9%, compared to the previous year.

The Company anticipates slight to moderate increases in both income from resort operations and in retail operations as the fiscal year progresses.

Operating expenses for the three-month period ending December 31, 2019, increased $33,904, or 2.5%, above the same period ended December 31, 2018. This reflects an increase in labor and labor related expenses, legal, credit card expense, electricity, repairs and maintenance. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of goods sold expenses for the three-month period ended December 31, 2019, are 47.1%, compared to 49.9% for the same period in 2018, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 2019, was $6,139, compared to $2,560 for the same period ending 2018.

Income before provisions for income taxes for the three-month period ended December 31, 2019 decreased by $33,879 below the same period in 2018. This decrease in income before provision for income taxes is a result of increased operating expenses, cost of goods sold, and interest expense.

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

LIQUIDITY

The Company's current cash position, as of December 31, 2019, is $4,986,308, which is 16.8% more than the same position in 2018. The cash balance decreased $89,716 from the fiscal year ended September 30, 2019, due to capital expenditures. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities decreased $2,799 below the same period last year and increased $77,874 since the 2019 fiscal year end, which reflects a timing of capital projects and accrued vacation. All undisputed payables have been paid in full according to the Company's policy.

Working capital increased to $3,092,649 at the end of the first quarter of fiscal year 2020, compared with $3,075,762 the end of fiscal year 2019.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of approximately $650,000 in fiscal year 2020 to further enhance the resort facilities and services. These projects include completing the construction of a new RV Service Repair facility; purchase a new trailer tow truck, resort surveillance upgrade, a street sweeper, and a lift for the RV Service and Repair facility. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2019.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three-months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting for the shareholders of Pismo Coast Village, Inc. was held Saturday, January 18, 2020, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. At that meeting, the following Directors were elected to serve until the annual meeting in January 2021 or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

Bessom, David	599
Blank, Sam	582
Buchaklian, Harry	592
Enns, Rodney	598
Fischer, William	575
Hardesty, Wayne	578
Hearne, Dennis	580
Hughes, Terris	597
Johnson, Marcus	602
King, Karen	650
Nelson, Garry	579
Nunlist, Ronald	579
Pappi, Jr., George	583
Plumley, Dwight	744
Roberts, Jerry	636
Skaggs, Brian	587
Willems, Gary	605
Williams, Jack	610

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matters is set forth below:

Proposal to approve the selection of Brown Armstrong Accountancy Corporation to serve as independent certified public accountants for the Company for Fiscal Year 2019 - 2020:

Affirmative Votes	605
Negative Votes	6
Abstentions	17

Proposal to approve a non-binding advisory vote to approve the compensation of the Company’s named executive officer:

Affirmative Votes	529
Negative Votes	38
Abstentions	68

ITEM 5.       OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held Saturday, January 18, 2020, at 9:00 a.m. at the South County Regional Center, 800 West Branch Street, Arroyo Grande, California 93420. Following that meeting, the newly elected Board held a reorganizational meeting at which the following officers were elected to serve until the next Annual Shareholders’ Meeting:

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

Date:          February 10, 2020

Signature:   /s/ TERRIS HUGHES

Terris Hughes, President and Chairman of the Board

Date:          February 10, 2020

Signature:   /s/ WAYNE HARDESTY

Wayne Hardesty, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          February 10, 2020

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Results of Review of Interim Financial Information

We have reviewed the balance sheets of Pismo Coast Village, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, and statement of changes in stockholders’ equity for the three-month periods ended December 31, 2019 and 2018, and statements of cash flows for the three-month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of September 30, 2019, and the related statements of income and comprehensive income, and cash flows for the year then; and in our report dated November 25, 2019, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2019, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

Bakersfield, California

February 10, 2020

PISMO COAST VILLAGE, INC. BALANCE SHEETS DECEMBER 31, 2019 AND 2018 AND SEPTEMBER 30, 2018
	December 31, 2019	September 30, 2019	December 31, 2018

Assets
Current assets
Cash and cash equivalents	$4,986,308	$5,076,024	$4,269,231
Accounts receivable	33,759	50,412	28,768
Inventories	203,591	191,246	196,482
Prepaid income taxes	-	4,900	-
Prepaid expenses	131,070	26,107	144,211
Total current assets	5,354,728	5,348,689	4,638,692

Property and equipment
Net of accumulated depreciation and amortization	15,401,335	15,314,959	14,606,379

Investments	-	-	83,835

Total assets	$20,756,063	$20,663,648	$19,328,906

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	354,245	$276,371	$357,044
Accrued salaries and vacation	113,658	359,910	99,153
Rental deposits	1,716,141	1,592,692	1,629,495
Income taxes payable	33,600	-	65,700
Current portion of capital lease obligations	44,435	43,954	36,437
Total current liabilities	2,262,079	2,272,927	2,187,829

Long-term liabilities
Deferred taxes	437,700	444,800	505,600
Capital lease obligations, net of current portion	186,956	198,247	160,268
Total liabilities	2,886,735	2,915,974	2,853,697

Stockholders' equity
Common stock - no par value, 1,800 shares issued 1,775 shares outstanding	5,569,268	5,569,268	5,569,268
Retained earnings	12,300,060	12,178,406	10,847,106
Accumulated other comprehensive income	-	-	58,835
Total stockholders' equity	17,869,328	17,747,674	16,475,209

Total liabilities and stockholders' equity	$20,756,063	$20,663,648	$19,328,906

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF OPERATIONS (UNAUDITED) THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

Three Months Ended December 31,

2019		2018
Income
Resort operations	$1,555,852	$1,568,813
Retail operations	261,300	244,507
Total income	1,817,152	1,813,320

Cost and expenses
Operating expenses	1,412,356	1,378,452
Cost of goods sold	123,011	121,897
Depreciation	103,098	105,009
Total costs and expenses	1,638,465	1,605,358

Income from operations	178,687	207,962

Other income (expense)
Interest/dividend income	506	1,531
Interest expense	(6,139)	(2,560)
Total other income (expense)	(5,633)	(1,029)

Income before provision for income tax	173,054	206,933

Provision for income tax	51,400	60,000

Net income	121,654	146,933

Other comprehensive income
Change in unrealized holding gains on available-for-sale securities,net of change in applicable deferred taxes of $8,200	-	(19,169)

Total other comprehensive loss	-	(19,169)

Total comprehensive income	$121,654	$127,764

Net income per share	68.54	82.78

Total comprehensive income per share	$68.54	$71.98

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) MARCH 31, JUNE 30, SEPTEMBER 30, AND DECEMBER 31, 2019

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount			Total

Balance - March 31, 2019	1,775	$5,569,268	$11,027,805	$66,861	$16,663,934

Net Income	-	-	671,230	-	671,230

Other comprehensive income	-	-	-	(66,861)	(66,861)

Balance - June 30, 2019	1,775	$5,569,268	$11,699,035	$-	$17,268,303

Net Income	-	-	479,371	-	479,371

Other comprehensive income	-	-	-	-	-

Balance - September 30, 2019	1,775	$5,569,268	$12,178,406	$-	$17,747,674

Net Income	-	-	121,654	-	121,654

Other comprehensive loss	-	-	-	-	-

Balance - December 31, 2019	1,775	$5,569,268	$12,300,060	$-	$17,869,328

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (UNAUDITED) THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

	2019		2018
Cash flows from operating activities
Net income		$121,654		$146,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$103,098		$105,009
Changes in operating assets and liabilities:
Accounts receivable	16,653		26,641
Inventories	(12,345)		(14,045)
Prepaid income taxes	4,900
Prepaid expenses	(104,963)		(128,788)
Accounts payable and accrued liabilities	77,874		105,183
Accrued salaries and vacation	(246,252)		(238,953)
Rental deposits	123,449		130,411
Income taxes payable	33,600		57,400
Deferred taxes	(7,100)		(6,500)
Total adjustments		(11,086)		36,358
Net cash provided by operating activities		110,568		183,291

Cash flows from investing activities
Capital expenditures	(189,474)		(104,299)
Net cash used in investing activities		(189,474)		(104,299)

Cash flows from financing activities
Principal payments on capital lease obligations	(10,810)		(12,197)
Net cash used in financing activities		(10,810)		(12,197)

Net increase (decrease) in cash and cash equivalents		(89,716)		66,795

Cash and cash equivalents - beginning of period		5,076,024		4,202,436

Cash and cash equivalents - end of period		$4,986,308		$4,269,231

Schedule of payments of interest and taxes
Cash paid for interest		$6,139		$2,560

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018 AND SEPTEMBER 30, 2019

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of December 31, 2019, September 30, 2019 and December 31, 2018 the Company had $6,092, $6,088 and $6,075 of cash equivalents, respectively.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts.  Management did not believe an allowance for doubtful accounts was necessary as of December 31, 2019, September 30, 2019, or December 31, 2018.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018 AND SEPTEMBER 30, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018 AND SEPTEMBER 30, 2019

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

At December 31, 2019, the following sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Level 1	Level 2	Level 3
Investment in common stock		$-	$-

Total assets at fair value	$-	$-	$-

At September 30, 2019, the following sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Level 1	Level 2	Level 3
Investment in common stock		$-	$-

Total assets at fair value	$-	$-	$-

At December 31, 2018, the following sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Level 1	Level 2	Level 3
Investment in common stock	$83,835	$-	$-

Total assets at fair value	$83,835	$-	$-

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018 AND SEPTEMBER 30, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising

The Company follows the policy of charging the costs of non-direct response advertising as incurred.  Advertising expense was $4,384 and $24,334 for the three months ended December 31, 2019 and 2018, respectively.  Advertising expense was included in operating expenses on the statement of operations.

Concentration of Credit Risk

At December 31, 2019, September 30, 2019, and December 31, 2018 the Company had cash deposits of $3,179,725, $3,239,568, and $2,405,870, respectively, in excess of the $250,000 federally insured limit with Pacific Premier Bank.  However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network.  Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018 AND SEPTEMBER 30, 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach.  As of December 31, 2019, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes.  It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings.  The Company does not expect any material changes through December 31, 2020.  Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2017 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2016.

NOTE 3 – PROPERTY AND EQUIPMENT

At December 31, 2019, September 30, 2019, and December 31, 2018, property and equipment included the following:

	December 31, 2019	September 30, 2019	December 31, 2018

Land	$10,394,746	$10,394,746	$10,394,746
Building and resort improvements	11,342,501	11,342,501	11,353,001
Furniture, fixtures, equipment and leasehold improvements	703,255	703,255	666,768
Transportation equipment	768,755	768,755	741,437
Construction in progress	1,510,569	1,321,095	397,466
	24,719,826	24,530,352	23,553,418
Less accumulated depreciation and amortization	(9,318,491)	(9,215,393)	(8,947,039)
	$15,401,335	$15,314,959	$14,606,379

Total depreciation and amortization expense for the three months ended December 31, 2019 and 2018 was $103,098 and $105,009, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018 AND SEPTEMBER 30, 2019

NOTE 3 – PROPERTY AND EQUIPMENT (continued)

At December 31, 2019, September 30, 2019, and December 31, 2018, the cost of assets under capital lease was $398,770, $398,770, and $317,401, respectively, and related accumulated amortization was $217,554, $201,335, and $152,714, respectively.  Amortization expense on assets under capital lease was $16,209 and $12,140 for the three months ended December 31, 2019 and 2018, respectively.

NOTE 4 – LINE OF CREDIT

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, expiring April 1, 2020.  There currently is a Letter of Credit written in favor of the County of San Luis Obispo (the County), California for $416,062 to cover a bond requirement relating to public improvements as part of the Company’s construction of a new RV service facility.  If the Company fails to complete the required public improvements, monies will be drawn from the credit line to satisfy the County.  A balance of $83,938 is available if the Company requires additional funding from the line of credit.  The Company expects the RV service facility project to be completed and bond satisfied by March 31, 2020.

NOTE 5 – CAPITAL LEASE OBLIGATIONS

At December 31, 2019, September 30, 2019, and December 31, 2018, capital lease obligations consisted of the following:

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018 AND SEPTEMBER 30, 2019

NOTE 5 – CAPITAL LEASE OBLIGATIONS (continued)

	December 31, 2019	September 30, 2019	December 31, 2018

A 2013 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,046, including interest at 4.751% per annum, through April 2019.	$-	-	4,144

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.532% per annum, through January 2023.	38,470	41,360	49,837

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.644% per annum, through September 2024.	56,986	59,652	67,467

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.181% per annum, through May 2025.	64,812	67,465	75,257

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.101% per annum, through December 2025.	71,123	73,724
	231,391	242,201	196,705
Less current portion	(44,435)	(43,954)	(36,437)

Total capital lease obligations	$186,956	198,247	160,268

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018 AND SEPTEMBER 30, 2019

NOTE 5 – CAPITAL LEASE OBLIGATIONS (continued)

At December 31, 2019, future minimum payments on capital lease obligations were as follows:

For the Twelve Months Ending December 31,
2020	$53,568
2021	53,568
2022	53,568
2023	41,292
2024	36,828
Thereafter	18,972
Present value of future minimum payments	257,796
Less amount representing interest	(26,405)
231,391
Less current portion of capital lease obligations	(44,435)
Total capital lease obligations, net of current portion	$186,956

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

NOTE 7 – INCOME TAXES

The provision for income taxes for the three months ended December 31, 2019 and 2018 is as follows:

	Three Months Ended December 31,
	2019	2018

Income tax expense	$51,400	$60,000

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740.  The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 AND 2018 AND SEPTEMBER 30, 2019

NOTE 7 – INCOME TAXES (continued)

As of December 31, 2019, September 30, 2019, and December 31, 2018, the Company’s deferred tax liability was $437,700, $444,800, and $505,600, respectively.  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

NOTE 8 – OPERATING LEASES

The Company leases a lot which is located in Oceano and is leased at $3,302 per month.  The lease has converted to a month-to-month lease. As of the period ending December 31, 2019, the County is working on the lot. As a result, this lease payment is not being made at this time and will be resumed once the County completes their work.

The company has a five-year lease obligation for a copier.  Rental expense under this operating lease is $384 per month.  Future minimum lease payments under this obligation are as follows:

For the Twelve Months Ending December 31,
2020	$4,608
2021	4,608
2022	768
$9,984

Rent expense under these agreements was $1,242 and $11,149 for the three months ended December 31, 2019 and 2018, respectively.

NOTE 9 – EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company's matching portion of the 401(k) safe harbor plan was $23,140 and $24,087 for the three months ended December 31, 2019 and 2018, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Events subsequent to December 31, 2019 have been evaluated through February 10, 2020, which is the date the financial statements were available to be issued.  Management did not identify any subsequent events that required disclosure.