Form 10-Q
period 2020-03-31
PISMO COAST VILLAGE INC
filed 2020-05-15
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to anticipated expenses, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, California tourism and weather conditions, dependence on existing management, leverage and debt service, the regulation of the recreational vehicle industry, COVID-19 or similar pandemic conditions, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

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

The Company has been fortunate not to have significant impact due to economic volatility. The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location.  This quarter ending March 31, 2020 however reflects the initial impact of the COVID-19 pandemic.  On March 4, 2020, the California Governor declared a State of Emergency in response to the increased spread of COVID-19. Additionally, on March 13, 2020, the County of San Luis Obispo declared a countywide emergency.  Initially, the resort received an increase of reservations as schools were closed, however, due to the public health threat and the State’s Shelter at Home Declaration the resort closed on March 23.  The resort remains closed until authorized by San Luis Obispo County officials, and all reservations have been cancelled through May 16, 2020.  This closure may be extended or modified depending upon COVID-19 conditions and direction of local authorities.  Year to date total site occupancy is down 6.0% compared to this time last year primarily due to the impact of COVID-19.  Occupancy projections beyond closure look equal to last year throughout the remainder of the fiscal year.

RV storage and towing continue to be a primary source of revenue for the Company and is even year-to-date compared to last year. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

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

Income from resort operations for the three-month period ended March 31, 2020, decreased $107,934, or 7.1%, below the same period in 2020. This decrease in income reflects an $86,242, or 8.5%, decrease in site revenue, and a decrease of $18,334, or 3.9%, in RV storage and spotting activity. This decrease in revenue reflects the direct impact of the COVID-19 crisis the last half of March.  Resort Operations Income for the six-months ended March 31, 2020, decreased $120,895, or 3.9%, from the same period ended March 31, 2019. This decrease is due primarily to a decrease of $112,062, or 5.3%, in site rental revenue, which was primarily due to COVID-19 and weather

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations for the three-month period ended March 31, 2020, decreased $879, or 0.4%, below the same period in 2019. The General Store revenue was down $7,440, or 6.4%, and RV Service revenue increased $6,561, or 5.5%, from the previous year. Due to the COVID-19 the General Store was closed on March 23, 2020 while RV Service remained open during the crisis.  Income from Retail Operations for the six-month period ending March 31, 2020, increased by $15,914, or 3.3%, above the same period ended March 31, 2019. The General Store was down $8,153, or 3.3%, and RV Service was up $24,067, or 10.1%. The decrease in the General Store revenue primarily reflects the decreased resort occupancy and closing due to COVID-19. The increase in the RV Service program revenue reflects effort to target new business and new inventory. Management continues to place importance upon ongoing review of retail product mix, pricing, attention to service, and staff training. The Company anticipates positive performance in income from retail operations as the resort reopens for business following restrictions due to the COVID-19 pandemic.

Operating expenses for the three-month period ending March 31, 2020, increased $9,583, or 0.7%, above the same period ended March 31, 2019. This increase in expense primarily reflects labor, electricity, and credit card expense.  For the six-month period ending March 31, 2020, operating expenses increased by $43,485, or 1.6%, above the same period in 2019. This increase reflects labor, benefits, electricity, credit card processing, legal, and printing. Management continues to review and scrutinize expenses in order to maximize efficiency and profitability. Due to the age of the Resort, the Company is undertaking maintenance activity that is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, utility improvements, landscaping, and building repair.

Cost of Goods Sold expenses, as a percentage of retail income for the three-months ended March 31, 2020, are 44.6% compared to 46.5% for the same period in 2019. For the six-months ended March 31, 2020, Cost of Goods Sold expenses were 45.9 % compared to 48.2% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three-months ended March 31, 2020, is $4,801, compared to $3,385 for the same period in 2019. For the six-month period ended March 31, 2020, compared to the same period in 2019, interest expense was $10,940 and $5,945, respectively. This expense primarily reflects financing for trucks used in the company’s RV storage and towing operation.

Income before provision for income tax for the three-month period ended March 31, 2020, decreased by $111,204, reflecting decreased total income compared to the previous year and increased operating expenses. For the six-months ended March 31, 2020, income before provisions for income tax decreased by $145,081, reflecting decreased total income and increased operating expenses. Revenues during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

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

LIQUIDITY

The Company's current cash position, as of March 31, 2020, is $5,132,971, which is 15.2% more than the same position in 2019. This increase is primarily due to an increase in rental deposits and decrease in capital expenditures. The cash balance increased $56,947 from fiscal year ended September 30, 2019, due to increase in rental deposits and timing of capital expenditures. The present level of cash is being maintained in anticipation of large capital expenditures. Management is planning and implementing long-term renovations to the Resort property, which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles and replacing restroom buildings. The Company has also maintained a line of credit of $500,000 to ensure funds will be available, if required.

Accounts payable and accrued liabilities decreased $50,568 below the same period last year and increased $6,984 since the 2019 fiscal year end, which reflects a timing of capital projects and accrued property taxes. All undisputed payables have been paid in full according to the Company's policy.

Working capital increased to $3,118,195 at the end of the second quarter of fiscal year 2020, compared with $3,075,762 at the end of fiscal year 2019, and $2,235,927 at quarter end March 31, 2019.

The Company has consistently demonstrated an ability to optimize revenues developed from the resort and retail operations during the summer season. Historically the Company, because of its seasonal market, has produced 60% to 65% of its revenue during the third and fourth quarters of the fiscal year, with more than 40% being produced during the fourth quarter. The third and fourth quarters' occupancies are expected to be consistent with that of past years, with the possible exception created by COVID-19.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures of approximately $650,000 in fiscal year 2020 to further enhance the resort facilities and services. These projects include completing the construction of a new RV Service and Repair facility, purchase of a new RV storage tow vehicle, and resort surveillance upgrade, purchase a new street sweeper, and a vehicle lift for RV Service. Funding for these projects is expected to be from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the resort’s value to its shareholders and the general public.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of March 31, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2019.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six-months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:          May 15, 2020

Signature:   /s/ TERRIS HUGHES

Terris Hughes, President and Chairman of the Board

Date:          May 15, 2020

Signature:   /s/ WAYNE HARDESTY

Wayne Hardesty, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          May 15, 2020

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Results of Review of Interim Financial Information

We have reviewed the balance sheets of Pismo Coast Village, Inc., (the Company) as of March 31, 2020 and 2019, and the related statements of income and comprehensive income for the six-month periods ended March 31, 2020 and 2019, and statements of cash flows for the six-month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of September 30, 2019, and the related statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated November 25, 2019, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2019, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

                                                            BROWN ARMSTRONG

                                                            ACCOUNTANCY CORPORATION

Bakersfield, California

May 15, 2020

PISMO COAST VILLAGE, INC. BALANCE SHEETS MARCH 31, 2020 AND 2019 AND SEPTEMBER 30, 2019

	March 31, 2020 (Unaudited)	September 30, 2019 (Audited)	March 31, 2019 (Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$5,132,971	$5,076,024	$4,457,491
Accounts receivable	23,919	50,412	25,403
Inventories	210,963	191,246	201,150
Prepaid income taxes	281,931	4,900	215,800
Prepaid expenses	27,917	26,107	33,945
Total current assets	5,677,701	5,348,689	4,933,789

Property and equipment
Net of accumulated depreciation and Amortization	15,463,103	15,314,959	15,058,309

Investments	-	-	95,261
Total Assets	$21,140,804	$20,663,648	$20,087,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$283,355	$276,371	$333,923
Accrued salaries and vacation	108,747	359,910	99,729
Rental deposits	2,120,707	1,592,692	2,220,163
Current portion of capital lease obligations	46,697	43,954	44,047
Total current liabilities	2,559,506	2,272,927	2,697,862

Long-Term Liabilities
Deferred taxes	435,600	444,800	505,100
Capital lease obligations, net of current portion	173,495	198,247	220,463
Total Liabilities	3,168,601	2,915,974	3,423,425

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued, 1,775 and 1775 shares outstanding at March 31, 2020 and 2019, respectively	5,569,268	5,569,268	5,569,268
Retained earnings	12,402,935	12,178,406	11,027,805
Accumulated other comprehensive income	-	-	66,861
Total stockholders’ equity	17,972,203	17,747,674	16,663,934

Total Liabilities and Stockholders’ Equity	$21,140,804	$20,663,648	$20,087,359

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED) THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019

	Three Months Ended March 31,		Six Months Ended March 31,

	2020	2019	2020	2019
Income
Resort operations	$1,414,658	$1,522,592	$2,970,510	$3,091,405
Retail operations	235,213	236,092	496,513	480,599
Total income	1,649,871	1,758,684	3,467,023	3,572,004

Cost and Expenses
Operating expenses	1,293,080	1,283,497	2,705,436	2,661,951
Cost of goods sold	105,013	109,829	228,024	231,726
Depreciation	101,602	107,615	204,700	212,624
Total cost and expenses	1,499,695	1,500,941	3,138,160	3,106,301

Income from Operations	150,176	257,743	328,863	465,703

Other Income (Expense)
Interest/dividend income	500	1,521	1,006	3,052
Interest expense	(4,801)	(3,385)	(10,940)	(5,945)
Gain on sale of property and equipment	-	1200	-	1200
Total other income (expense)	(4,301)	(664)	(9,934)	(1,693)

Income Before Provision for Income Tax	145,875	257,079	318,929	464,010

Provision for Income Tax	(43,000)	(76,380)	(94,400)	(136,380)

Net Income	$102,875	$180,699	224,529	327,630

Other Comprehensive Income
Change in unrealized holding gains on available-for-sale securities, net of change in applicable deferred taxes of $3,400			(11,143)	(11,143)
Total other comprehensive income			(11,143)	(11,143)

Total Comprehensive Income			$213,386	$316,487

Net Income Per Share			126.50	$184.58

Total Comprehensive Income Per Share			$120.22	$178.10

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) MARCH 31 2020, JUNE 30, SEPTEMBER 30, DECEMBER 31, AND MARCH 31, 2019

				Accumulated Other Comprehensive Income

	Common Stock		Retained Earnings
	Shares	Amount			Total

Balance - March 31, 2019	1,775	$5,569,268	$11,027,805	$66,861	$16,663,934

Net Income	-	-	671,230	-	671,230

Other comprehensive income	-	-	-	(66,861)	(66,861)

Balance – June 30, 2019	1,775	$5,569,268	$11,699,035	$-	$17,268,303

Net Income	-	-	479,371	-	479,371

Other comprehensive income	-	-	-	-	-

Balance – September 30, 2019	1,775	$5,569,268	$12,178,406	$-	$17,747,674

Net Income	-	-	121,654	-	121,654

Other comprehensive loss	-	-	-	-	-

Balance – December 31, 2019	1,775	$5,569,268	$12,300,060	$-	$17,869,328

Net Income	-	-	102,875	-	102,875

Other comprehensive income	-	-	-	-	-

Balance – March 31, 2020	1,775	$5,569,268	$12,402,935	$-	$17,972,203

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (Unaudited) SIX MONTHS ENDED MARCH 31, 2020 AND 2019

	2020		2019
Cash Flows From Operating Activities
Net Income		$224,529		$327,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$204,700		$212,624
Changes in operating assets and liabilities:
Decrease in accounts receivable	26,493		30,006
(Increase) in inventory	(19,717)		(18,713)
(Increase) in prepaid income taxes	(277,031)		(215,800)
(Increase) in prepaid expenses	(1,810)		(18,522)
Increase (Decrease) in accounts payable and accrued liabilities	6,984		82,062
(Decrease) in accrued salaries and vacation	(251,163)		(238,377)
Increase in rental deposits	528,015		721,079
(Decrease) in income taxes payable	-		(8,300)
(Decrease) in deferred taxes	(9,200)		(10,400)
Total adjustments		207,271		535,659
Net cash provided by operating activities		431,800		863,289

Cash Flows From Investing Activities
Proceeds from sale of property and equipment			1,200
Purchases of property and equipment	(352,844)		(583,675)
Net cash used in investing activities		(352,844)		(582,475)

Cash Flows from Financing Activities
Acquisition of capital lease assets			81,369
Principal payments on capital lease obligations	(22,009)		(107,128)
Net cash used in financing activities		(22,009)		(25,759)

Net increase in cash and cash equivalents		56,947		255,055

Cash and Cash Equivalents – Beginning of Period		5,076,024		4,202,436

Cash and Cash Equivalents – End of Period		$5,132,971		$4,457,491

Schedule of Payments of Interest and Taxes
Cash paid for income tax		$-		$361,780
Cash paid for interest		$10,940		$5,945

The accompanying notes are an integral part of these financial statements.

 PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 AND SEPTEMBER 30, 2019

NOTE 1:   NATURE OF BUSINESS

Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort.  Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNRTING POLICIES

Revenue and Cost Recognition

The Company’s revenue is recognized on the accrual basis as earned based on the date of stay.  Expenditures are recorded on the accrual basis whereby expenses are recorded when incurred, rather than when paid.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of March 31, 2020, September 30, 2019, and March 31, 2019, the Company had $6,094, $6,088 and $6,079 of cash equivalents.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts.  Management did not believe an allowance for doubtful accounts was necessary as of March 31, 2020, September 30, 2019, and March 31, 2019.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 AND SEPTEMBER 30, 2019

NOTE 2:  SUMMARY OF SIGNFICANT ACCOUNTING POLICIES  (continued)

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

At March 31, 2020, the following sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Level 1	Level 2	Level 3
Investment in common stock	$-	$-	$-

Total assets at fair value	$-	$-	$-

At September 30, 2019, the following sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 AND SEPTEMBER 30, 2019

NOTE 2:  SUMMARY OF SIGNFICANT ACCOUNTING POLICIES  (continued)

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

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred.  Advertising expense was $7,225 and $30,755 for the six months ended March 31, 2020 and 2019, respectively, and $2,841 and $6,421 for the three months ended March 31, 2020 and 2019, respectively.  Advertising expense was included in operating expenses on the statement of operations.

Concentration of Credit Risk

At March 31, 2020, September 30, 2019, and March 31, 2019 the Company had cash deposits of $3,257,123, $3,239,598 and $2,166,495, respectively, in excess of the $250,000 federally insured limit with Pacific Premier Bank.  However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network.  Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic.  ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 AND SEPTEMBER 30, 2019

NOTE 2:  SUMMARY OF SIGNFICANT ACCOUNTING POLICIES  (continued)

Income Taxes (continued)

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach.  As of March 31, 2020, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes.  It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings.  The Company does not expect any material changes through March 31, 2021.  Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2017 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2016.

NOTE 3: PROPERTY AND EQUIPMENT

At March 31, 2020, September 30, 2019, and March 31, 2019, property and equipment included the following:

	March 31, 2020	September 30, 2019	March 31, 2019

Land	$10,394,747	$10,394,746	$10,394,746
Building and resort improvements	11,353,001	11,342,501	11,353,001
Furniture, fixtures, equipment and leasehold improvements	692,755	703,255	666,768
Transportation equipment	768,755	768,755	768,755
Construction in progress	1,673,938	1,321,095	875,643
	24,883,196	24,530,352	24,058,913
Less: accumulated depreciation	(9,420,093)	(9,215,393)	(9,000,604)
	$15,463,103	$15,314,959	$15,058,309

Total depreciation and amortization expense was $204,700 and $212,624 for the six months ended March 31, 2020 and 2019, respectively, and $101,602 and $107,615 for the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020, September 30, 2019, and March 31, 2019, the cost of assets under capital lease was $398,770, $398,770, and $398,770 and related accumulated amortization was $233,750, $201,335 and $168,921, respectively.  Amortization expense on assets under capital lease was $32,415 and $28,347 for the six months ended March 31, 2020 and 2019, respectively, and $16,206 and $16,207 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 4: LINE OF CREDIT

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, expiring April 1, 2020.  There currently is a Letter of Credit written in favor of the County of San Luis Obispo (the County), California for $416,062 to cover a bond requirement relating to public improvements as part of the Company’s construction of a new RV service facility.  If the Company fails to complete the required public improvements, monies will be drawn from the credit line to satisfy the County.  A balance of $83,938 is available if the Company requires additional funding from the line of

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 AND SEPTEMBER 30, 2019

NOTE 4:  LINE OF CREDIT (continued)

credit.  The Company expects the RV service facility project to be completed and bond satisfied by June 30, 2020.

NOTE 5:  CAPITAL LEASE OBLIGATIONS

At March 31, 2020, September 30, 2019, and March 31, 2019, capital lease obligations consisted of the following:

	March 31, 2020 (Unaudited)	September 30, 2019 (Audited)	March 31, 2019 (Unaudited)

A 2013 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,046, including interest at 4.751% per annum, through April 2019.	$-	$-	$1,042

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.532% per annum, through January 2023.	35,469	41,360	47,043

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.644% per annum, through September 2024.	54,228	59,652	64,892

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.181% per annum, through May 2025.	62,070	67,465	72,686

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.101% per annum, through December 2025.	68,425	73,724	78,847
	220,192	242,201	264,510
Less current portion	(46,697)	(43,954)	(44,047)

Total capital lease obligations	$173,495	$198,247	$220,463

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 AND SEPTEMBER 30, 2019

NOTE 5:  CAPITAL LEASE OBLIGATIONS (continued)

At March 31, 2020, future minimum payments on the capital lease obligations were as follows:

For the Twelve Months Ending March 31,
2021	$55,296
2022	55,296
2023	51,337
2024	41,388
2025	32,400
Thereafter	7,546
Present value of future minimum payments	243,263
Less amount representing interest	(23,071)
220,192
Less current portion of capital lease obligations	(46,697)
Total capital lease obligations, net of current portion	$173,495

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

NOTE 7:  INCOME TAXES

The provision for income taxes for the three and six months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Income tax (expense) benefit	$(43,000)	(76,380)	$(94,400)	$(136,380)

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740.  The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

As of March 31, 2020, September 30, 2019, and March 31, 2019, the Company’s deferred tax liability was $435,600, $444,800 and $505,100, respectively.  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019 AND SEPTEMBER 30, 2019

NOTE 8:  OPERATING LEASES

The Company leases a lot, located in Oceano, for $3,421 per month.  The lease has converted to a month-to-month lease. As of the period ending December 31, 2019, the County is working on the lot.  As a result, this lease payment is not being made at this time and will be resumed once the County completes their work.

The Company has a five-year lease obligation for a copier.  Rental expense under this operating lease is $384 per month.  Future minimum lease payments under this obligation are as follows:

For the Twelve Months Ending March 31,
2020	$4,608
2021	4,608
2022	4,224
Total	$13,440

Rent expense under these agreements was $2,483 and $22,318 for the six months ended March 31, 2020 and 2019, respectively, and $1,241 and $11,169 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 9:  EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company’s matching portion of the 401(k) safe harbor plan was $38,540 and $40,147 for the six months ended March 31, 2020 and 2019, respectively, and $15,400 and $16,060 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 10:  CONTINGENCIES AND UNCERTAINTIES-CORONAVIRUS PANDEMIC

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. In response, the County of San Luis Obispo, followed by the Governor of California issued a Shelter at Home order effective March 19, 2020, requiring certain non-essential businesses to temporarily close to the public. The Company began canceling reservations on March 19 and closed the park on March 23. As of the report date, three sites were occupied, and re-opening the park is dependent upon County and State re-opening plans.  At the current time, management is unable to quantify the potential effects of this pandemic on it’s future financial statements.

NOTE 11:  SUBSEQUENT EVENTS

Events subsequent to March 31, 2020 have been evaluated through May 6, 2020, which is the date the financial statements were available to be issued.  The Company applied for a Payment Protection Loan under the CARES Act and on April 28, 2020 the Loan was funded in the amount of $543,802.