Form 10-Q
period 2020-06-30
PISMO COAST VILLAGE INC
filed 2020-08-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. In response, the County of San Luis Obispo followed by the Governor of California issued a Shelter at Home order effective March 19, 2020, requiring certain non-essential businesses to temporarily close to the public. The Company began canceling reservations on March 19 and closed the park on March 23.  The resort remained closed until May 22, 2020 at which time the County of San Luis Obispo permitted occupancy to fifty percent.  On June 5, 2020 the County of San Luis Obispo allowed lodging businesses to operate at full capacity with restrictions on amenities.  At the current time, we are unable to quantify the potential effects of this pandemic on our future financial statements

The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total year-to-date site occupancy is down 30.4% compared to this time last year primarily due to COVID-19. Occupancy projections look equal to last year throughout the remainder of the fiscal year unless the resort is required to close or modify operations due to COVID-19 ramifications. Revenues from ancillary operations, such as the store, arcade, laundromat, and bike rental, have been significantly decreased due to the COVID-19 closure and ongoing impact.

RV storage continues to be a major source of revenue for the Company, however, the program experienced a 2.8% decrease in revenue due to COVID-19 during the third quarter.  RV storage provides numerous benefits to the customer, including no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

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

Income from Resort Operations for the three-month period ended June 30, 2020,decreased $1,034,524, or 49.9%, below the same period in 2019. Resort Income for the nine months ended June 30, 2020, decreased $1,155,419, or 22.4%, below the same period ended June 30, 2019. This decrease in the quarter ending June 30, 2020, is directly due to the impact of the COVID-19 pandemic.   On March 23, 2020 the resort was closed due to concern of COVID-19 infecting resort guests and employees.

The resort remained closed until May 22, 2020 at which time the County of San Luis Obispo allowed occupancy to fifty percent.  On June 5, 2020 the County of San Luis Obispo allowed lodging businesses to operate at full capacity with restrictions on amenities.  Site Revenue for the quarter ending June 30, 2020 was down $907,382, or 59.4% below the same period in 2019.  This reflects a decrease in site night occupancy of 17,314 or 72.9% compared to the previous year. The resort was closed during Spring Break a traditional time of high occupancy and revenue for the company. The decrease in Resort Operations Income for the nine-month period reflects a decrease of $1,019,444, or 28.1% in site revenue, and a decrease of $84,625, or 6.0% in RV Storage and towing activity.  These decreases reflect the impact of the COVID-19 pandemic.  Management feels revenues reflect ongoing loyalty from return customers that appreciate the Resort’s location and commitment to quality guest services.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from Retail Operations, for the three-month period ending June 30, 2020, decreased $150,948, or 47.8%, below the same period in 2019. This decrease reflects a $120,974, or 65.0%, decrease in the General store revenue, and $29,975, or 23.3% decrease in RV Service revenue. These decreases in revenue are directly attributed to the impacts due to COVID-19.  Income from Retail Operations for the nine-month period ending June 30, 2020, decreased by $135,034, or 17.0%, below the same period ended June 30, 2019. This year-to-date income reflects a $129,127, or 30.1%, decrease in the General Store income, and a $5,906, or 1.6%, decrease in RV Service income. Management feels these decreases in revenues are directly attributed to the impacts of COVID-19.

Operating expenses for the quarter ended June 30, 2020, decreased $215,908, or 16.8%, from the same period in 2019. This decrease in expense is primarily a result of labor, workers’ compensation, credit card expense, electricity, and vehicle expense.  Operating expenses for the nine-month period ended June 30, 2020, decreased $172,420, or 4.4%, from the same period in 2019. This decrease is primarily due to labor and labor related expenses, electricity, vehicle expense, and advertising.

Cost of Goods Sold for 2020 are within projected levels at 39.0% of retail sales for the quarter and 44.2% year-to-date. Cost of Goods Sold for 2019 was 48.8% and 48.4%, respectively.

Interest Expense for the three-month and nine-month periods ended June 30, 2020, is $2,224 and $13,163, respectively, compared to $5,331 and $11,276 the previous year. This increase in interest expense reflects the current capital lease obligations, which are primarily for trucks used in the company’s RV storage and towing operation.

Income Before Provision for Income Tax for the three-month period ended June 30, 2020, decreased by $981,944, reflecting decreased total income compared to the previous year. For the nine months ended June 30, 2020, Income Before Provisions for Income Tax decreased by $1,127,027, reflecting decreased total income, decreased operating expenses, and a gain on disposal of assets the previous year. Revenues during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

Net Income for the quarter ending June 30, 2020, decreased by $703,644, or 104.8% compared with the same period ending June 30, 2019. This quarterly decrease in Net Income is primarily due to decreased resort operations and retail revenue as a result of COVID-19 impacts on the business. Net Income for the nine months ending June 30, 2020, decreased by $806,747, or 80.8%, compared with the same period ending June 30, 2019. This decrease in Net Income is a result of a decrease in all resort and retail revenue due to the impact of COVID-19. The last quarter of 2020 is expected to provide adequate resources for continuing business and provide for planned capital expenditures.

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

LIQUIDITY

The Company's current cash position, as of June 30, 2020, is $5,903,061, which is 20.1% more than the same position in 2019. This increase is primarily due to increased revenues in the first and second quarters, and timing of capital expenditures. The cash balance increased $827,037, or 16.3%, from fiscal year ended September 30, 2019, due to increased rental deposits, and timing of capital expenditures. The present level of cash is being maintained in anticipation of large capital expenditures in the current and upcoming fiscal year, which includes the new RV service and repair facility.

Accounts Payable and Accrued Liabilities increased $445, or 0.17% to an amount of $267,265 for June 30, 2020, compared to the same period ending 2019. This increase was primarily due to timing of payment of monthly liabilities, which includes construction costs for the new RV service and repair facility. All undisputed payables have been paid in full according to the Company's policy.

Accounts Receivable for the period ending June 30, 2020, decreased $114,968 below June 30, 2019, and reflects the 2019 sale of securities in which payment had not been received.

Working capital increased to $3,596,862 at the end of the third quarter of fiscal year 2020, compared with $3,075,762 at the end of fiscal year 2019, and $2,740,168 at quarter end June 30, 2019.

The Company has consistently demonstrated an ability to optimize revenues developed from the resort and retail operations during the summer season. Historically the Company, because of its seasonal market, has produced 60% to 65% of its revenue during the third and fourth quarters of the fiscal year, with more than 40% being produced during the fourth quarter. The fourth quarter occupancy is expected to be consistent with that of past years, with the possible exception created by COVID-19. The Company has a revolving line of credit for $500,000 to augment operating or capital expenditure cash needs during off-season periods. The Company considers its financial position sufficient to meet its anticipated future financial requirements. The foregoing information is forward-looking, based upon certain assumptions of future performance, which may not come to fruition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2019.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine-months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:          August 14, 2020

Signature:   /s/ TERRIS HUGHES

Terris Hughes, President and Chairman of the Board

Date:          August 14, 2020

Signature:   /s/ WAYNE HARDESTY

Wayne Hardesty, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          August 14, 2020

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Results of Review of Interim Financial Information

We have reviewed the balance sheets of Pismo Coast Village, Inc. (the Company) as of June 30, 2020 and 2019, and the related statements of incomes, and statement of changes in stockholders’ equity for the three-month and nine-month periods ended June 30, 2020 and 2019, and statements of cash flows for the three-month and nine-month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

BROWN ARMSTRONG

ACCOUNTANCY CORPORATION

Bakersfield, California

August 13, 2020

PISMO COAST VILLAGE, INC. BALANCE SHEETS JUNE 30, 2020 AND 2019 AND SEPTEMBER 30, 2019

	June 30, 2020 (Unaudited)	September 30, 2019 (Audited)	June 30, 2019 (Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$5,903,061	$5,076,024	$4,917,007
Accounts receivable	21,586	50,412	136,554
Inventories	207,733	191,246	195,846
Prepaid income taxes	408,431	4,900	63,100
Prepaid expenses	1,335	26,107	19,743
Total current assets	6,542,146	5,348,689	5,332,250

Property and equipment
Net of accumulated depreciation and amortization	15,567,746	15,314,959	15,180,637

Total Assets	$22,109,892	$20,663,648	$20,512,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$267,265	$276,371	$266,820
Accrued salaries and vacation	113,359	359,910	108,567
Rental deposits	2,507,573	1,592,692	2,167,305
Current portion of capital lease obligations	57,087	43,954	49,390
Total current liabilities	2,945,284	2,272,927	2,592,082

Long-Term Liabilities
Deferred taxes	438,800	444,800	449,000
PPP Loan Payable	553,802	-	-
Capital lease obligations, net of current portion	232,217	198,247	203,502
Total Liabilities	4,170,103	2,915,974	3,244,584

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued, 1,775 shares outstanding	5,569,268	5,569,268	5,569,268
Retained earnings	12,370,521	12,178,406	11,699,035
Total stockholders’ equity	17,939,789	17,747,674	17,268,303

Total Liabilities and Stockholders’ Equity	$22,109,892	$20,663,648	$20,512,887

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED) THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND 2019

	Three Months Ended June 30,		Nine Months Ended June 30,

	2020	2019	2020	2019
Income
Resort operations	$1,037,340	$2,071,864	$4,007,850	$5,163,269
Retail operations	164,568	315,516	661,081	796,115
Total income	1,201,908	2,387,380	4,668,931	5,959,384

Cost and Expenses
Operating expenses	1,066,535	1,282,443	3,771,971	3,944,391
Cost of goods sold	64,244	153,939	292,268	385,665
Depreciation and amortization	105,117	107,848	309,817	320,472
Total cost and expenses	1,235,896	1,544,230	4,374,056	4,650,528

Income from Operations	(33,988)	843,150	294,875	1,308,856

Other Income (Expense)
Interest and dividend income	498	1,525	1,504	4,577
Interest expense	(2,224)	(5,331)	(13,163)	(11,276)
Gain (loss) on disposal of fixed assets	-	-	-	1,200
Gain (loss) on sale of investments	-	106,886	-	106,886
Total other income (expense)	(1,726)	103,080	(11,659)	101,387

Income Before Provision for Income Tax	(35,714)	946,230	283,216	1,410,243

Income Tax (Expense)	3,300	(275,000)	(91,100)	(411,380)

Net Income	$(32,414)	$671,230	$192,116	$998,863

Other Comprehensive Income
Change in unrealized holding gains on available-for-sale securities, net of change in applicable deferred taxes of $3,400	-	(66,861)	-	(78,004)

Total other comprehensive income	-	(66,861)	-	(78,004)

Total Comprehensive Income	$(32,414)	$604,369	$192,116	$920,859

Net Income Per Share	$(18.26)	$378.16	$108.23	$562.74

Total Comprehensive Income Per Share	$(18.26)	$340.49	$108.23	$518.79

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND 2019

				Accumulated Other Comprehensive Income

	Common Stock		Retained Earnings
	Shares	Amount			Total

Balance – June 30, 2019	1,775	$5,569,268	$11,699,035	$-	$17,268,303

Net Income	-	-	479,371	-	479,371

Balance – September 30, 2019	1,775	$5,569,268	$12,178,406	$-	$17,747,674

Net Income	-	-	121,654	-	121,654

Balance – December 31, 2019	1,775	$5,569,268	$12,300,060	-	$17,869,328

Net Income	-	-	102,875	-	102,875

Balance – March 31, 2020	1,775	$5,569,268	$12,402,935	$-	$17,972,203

Net Income	-	-	(32,414)	-	(32,414)

Balance – June 30, 2020	1,775	$5,569,268	$12,370,521	$-	$17,939,789

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (UNAUDITED) NINE MONTHS ENDED JUNE 30, 2020 AND 2019

	2020		2019
Cash Flows From Operating Activities
Net Income		$192,116		$998,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$309,817		$320,472
(Increase) Decrease in accounts receivable	28,826		(81,145)
(Increase) in inventory	(16,487)		(13,409)
(Increase) in prepaid income taxes	(403,531)		(19,743)
(Increase) Decrease in prepaid expenses	24,772		(47,677)
Increase (Decrease) in accounts payable and accrued liabilities	(9,107)		14,959
(Decrease) in accrued salaries and vacation	(246,551)		(229,539)
Increase in rental deposits	914,881		668,221
(Decrease) in income taxes payable	-		(8,300)
(Decrease) in long term deferred income taxes	(6,000)		(38,100)
Total adjustments		596,620		565,739
Net cash provided by operating activities		788,736		1,564,602

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	-		1,200
Purchases of property and equipment	(562,605)		(895,221)
Net cash used in investing activities		(562,605)		(894,021)

Cash Flows from Financing Activities
Proceeds from loans	553,802
Acquisition of capital lease assets	81,669		81,369
Principal payments on capital lease obligations	(34,565)		(37,379)
Net cash provided by financing Activities		600,906		43,990

Net increase in cash and cash equivalents		827,037		714,571

Cash and Cash Equivalents – Beginning of Period		5,076,024		4,202,436

Cash and Cash Equivalents – End of Period		5,903,061		$4,917,007

Schedule of Payments of Interest and Taxes
Payments for interest		$13,163		$11,276
Payments for income tax		$480,631		$515,000

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (Unaudited) AND SEPTEMBER 30, 2019 (Audited)

NOTE 1:   NATURE OF BUSINESS

Pismo Coast Village, Inc. (Company) is a recreational vehicle camping resort.  Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue from Contracts with Customers

The Financial Accounting Standards Board (FASB) issued new guidance that created Topic 606, Revenue from Contracts with Customers, in the Accounting Standards Codification (ASC).  Topic 606 supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.  The new guidance also added Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers, to the ASC to require the deferral of incremental costs of obtaining a contract with a customer.  The cumulative impact of adopting FASB ASC 606 was immaterial and did not require an adjustment to retained earnings.

Revenue primarily consists of recreational camping space rentals, revenue from recreational vehicle storage space and RV service and repairs, food and beverage sales and other ancillary goods and services.  Revenue is recognized when spaces are occupied or goods and services have been delivered or rendered, respectively.

Sales taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.   Finally, the Company collects Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments from guests which are remitted to the City of Pismo Beach and County of San Luis Obispo and are excluded from revenues.  At June 30, 2020, September 30, 2019, and June 30, 2019, the Company had $73,903, $63,922, and $36,455 in TOT and TBID assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued expenses on the combined balance sheet, respectively.

Performance Obligations

For performance obligations related to the Company accommodations and other ancillary goods and services, control transfers to the customer at a point in time.  The Company’s principal terms of sale occur simultaneously when control of the goods and services are transferred to the customer and payment is accepted.  The Company does not have any significant financing components.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2020 AND 2019 (Unaudited) AND SEPTEMBER 30, 2019 (Audited)

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company does not disclose the value of unsatisfied performance obligations for contracts with an expected length of one year or less.  Due to the nature of the business, the Company’s revenue is not significantly impacted by refunds.  Cash payments received in advance of guests staying at the resort are refunded to guests if the guest cancels within the specified time period, before any services are rendered.  Refunds related to services are generally recognized as an adjustment to the transaction price at the time the resort stay occurs or services are rendered.

Disaggregation of Revenue

Revenue from performance obligations satisfied at a point in time consists of sales related to the Company accommodations and other ancillary goods and services at the location in Pismo Beach, California.  The geographic nature of the revenue could affect the nature, timing, amount and uncertainty of revenue and cash flows.  Revenue from site rentals, storage rental, spotting, and store and accessory sales accounts for approximately 56%, 22%, 5%, and 14% of the Company total revenue for the period ended June 30, 2020, respectively.  Revenue from other ancillary goods and services accounts for the remaining 3% of revenue for the period ended June 30, 2020.

Customer Deposits

The Company does not recognize revenue when a customer prepays for resort accommodations.  Rather, the Company records a deferred revenue liability equal to the amount received.  Revenue is then recognized when the customer stays at the resort.  As of June 30, 2020, September 30, 2019, and June 30, 2019, the Company had Customer deposits related to prepaid village accommodations was $2,507,573, $1,592,692, and $2,167,305 on the balance sheet as rental deposits, respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with an original maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2020, September 30, 2019, and June 30, 2019, the Company had $6,096, $6,088, and $6,084 of cash equivalents.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts.  Management did not believe an allowance for doubtful accounts was necessary as of June 30, 2020, September 30, 2019, or June 30, 2019.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2020 AND 2019 (Unaudited) AND SEPTEMBER 30, 2019 (Audited)

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred.  Advertising expense was $9,967 and $35,983 for the nine months ended June 30, 2020 and 2019, respectively, and $2,742 and $5,228 for the three months ended June 30, 2020 and 2019, respectively.  Advertising expense was included in operating expenses on the statement of operations.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2020 AND 2019 (Unaudited) AND SEPTEMBER 30, 2019 (Audited)

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

At June 30, 2020, September 30, 2019, and June 30, 2019, the Company had cash deposits of $4,016,180, $3,239,598, and $3,026,421 in excess of the $250,000 federally insured limit with Pacific Premier Bank, respectively.  However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network.  Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

Risks and Uncertainties

Due to uncertainty surrounding the recent COVID-19 pandemic, the length and severity of the outbreak, and the volatility in the world investment markets, there is increasing uncertainty as to how these events will affect results of operations and financial position of the Company going forward.  As required by executive order by the Governor of California in March 2020, all non-essential businesses were required to close services offered in person to the public.  As such, the recreational vehicle camping resort operated by the Company was required to close and thereby effecting the occupancy rate.  However, the Company did see an increase in occupancy rates from July through the report date.

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic.  ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach.  As of June 30, 2020, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes.  It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings.  The Company does not expect any material changes through June 30, 2021.  Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2017 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2016.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2020 AND 2019 (Unaudited) AND SEPTEMBER 30, 2019 (Audited)

NOTE 3:   PROPERTY AND EQUIPMENT

At June 30, 2020, September 30, 2019, and June 30, 2019, property and equipment included the following:

	June 30, 2020	September 30, 2019	June 30, 2019

Land	$10,394,746	$10,394,746	$10,394,746
Building and resort improvements	$11,353,001	$11,342,501	$11,353,001
Furniture, fixtures, equipment and leasehold improvements	$692,755	$703,255	$687,354
Transportation equipment	$869,594	$768,755	$768,755
Construction in progress	$1,782,860	$1,321,095	$1,085,233
	$25,092,956	$24,530,352	$24,289,089
Less accumulated depreciation	(9,525,210)	(9,215,393)	(9,108,452)
	$15,567,746	$15,314,959	$15,180,637

Depreciation and amortization expense were $309,817 and $320,472 for the nine months ended June 30, 2020 and 2019, respectively, and $105,117 and $107,848 for the three months ended June 30, 2020 and 2019, respectively.

At June 30, 2020, September 30, 2019, and June 30, 2019, the cost of assets under capital lease was $480,439, $398,770, and $398,770, respectively, and related accumulated amortization was $252,680, $201,335, and $185,128, respectively.  Amortization expense on assets under capital lease was $51,345, and $44,554 for the nine months ended June 30, 2020 and 2019, respectively, and $18,930 and $16,207 for the three months ended June 30, 2020 and 2019, respectively.

NOTE 4:   LINE OF CREDIT

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, expiring April 1, 2020.  There currently is a Letter of Credit written in favor of the County of San Luis Obispo (the County), California for $416,062 to cover a bond requirement relating to public improvements as part of the Company’s construction of a new RV service facility.  If the Company fails to complete the required public improvements, monies will be drawn from the credit line to satisfy the County.  A balance of $83,938 is available if the Company requires additional funding from the line of credit.  The Company expects the RV service facility project to be completed and bond satisfied by September 30, 2020.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2020 AND 2018 (Unaudited) AND SEPTEMBER 30, 2018 (Audited)

NOTE 5:   CAPITAL LEASE OBLIGATIONS

At June 30, 2020, September 30, 2019, and June 30, 2019, capital lease obligations consisted of the following:

	June 30, 2020	September 30, 2019	June 30, 2019
A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in Monthly installments of $1,159, including Interest at 4.532% per annum, through December 2022.	$32,383	$41,360	$44,217

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,147, including interest at 4.644% per annum, through August 2024.	$51,407	$59,652	$62,287

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,151, including interest at 4.181% per annum, through March 2025.	$59,256	$67,465	$70,090

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,151, including interest at 4.101% per annum, through October 2025.	$65,663	$73,724	$76,298

A 2020 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,166, including interest at 5.406% per annum, through May 2027.	$80,595	-	-
	$289,304	$242,201	$252,892
Less current portion	(57,087)	(43,954)	(49,390)

Total capital lease obligations, net of current portion	$232,217	$198,247	$203,502

For the Twelve Months Ending June 30,
2021	$69,288
2022	69,288
2023	61,852
2024	55,380
2025	39,498
Thereafter	30,910
Total minimum lease payments	326,216
Less amount representing interest	(36,912)
Present value of lease payments	289,304
Less current portion	(57,087)
Capital lease obligations, net of current portion	$232,217

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2020 AND 2019 (Unaudited) AND SEPTEMBER 30, 2019 (Audited)

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

NOTE 7:   INCOME TAXES

The provision for income taxes for the three months and nine months ending June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Income tax expense (benefit)	$(3,300)	$275,000	$91,100	$411,380

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740.  The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

As of June 30, 2020, September 30, 2019, and June 30, 2019, the Company’s deferred tax liability was $438,800, $444,800, and $449,000, respectively.  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

NOTE 8:   PAYROLL PROTECTION PLAN LOAN

On April 28 2020, the Company (the “Borrower”) was granted a loan in the aggregate amount of $553,802, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The loan, which was in the form of a note dated April 28, 2020 issued by the borrower, matures on April 28, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 28, 2020.  The note may be prepaid by the borrower at any time prior to maturity with no prepayment penalties.  Funds from the loan may only be used for payroll costs, costs used to continue group health

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2020 AND 2019 (Unaudited) AND SEPTEMBER 30, 2019 (Audited)

NOTE 8:   PAYROLL PROTECTION PLAN LOAN (CONTINUED)

care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020.  The Company intends to use the entire Loan amount for qualifying expenses.  Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

NOTE 9:   OPERATING LEASES

The Company leases a lot located in Oceano for $3,421 per month.  The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.  As of the period ending December 31, 2019, the County is working on the lot.  As a result, this lease payment is not being made at this time and will be resumed once the County completes their work.

The Company has a five-year lease obligation for a copier.  Rental expense under this operating lease is $384 per month.  Future minimum lease payments under this obligation are as follows:

For the Twelve Months Ending June 30,
2020	$4,608
2021	4,608
2022	3,072
$12,288

Rent expense under these lease agreements was $6,867 and $33,466 for the nine months ended June 30, 2020 and 2019, respectively, and $4,384 and $11,148 for the three months ended June 30, 2020 and 2019, respectively.

NOTE 10:   EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company’s matching portion of the 401(k) safe harbor plan was $49,638, and $56,692 for the nine months ended June 30, 2020 and 2019, respectively, and $11,098 and $56,692 for the three months ended June 30, 2020 and 2019, respectively.

NOTE 11:   SUBSEQUENT EVENTS

Events subsequent to June 30, 2020 have been evaluated through August 13, 2020, which is the date the financial statements were available to be issued.  Management did not identify any subsequent events that require disclosure.