Form 10-K
period 2020-09-30
PISMO COAST VILLAGE INC
filed 2020-12-18
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [  ]            NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.        $74,550,000

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2020 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 16, 2021, are incorporated by reference into Part III.

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

Competition for the tourist market is strong between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's website and social media to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded $39,589 for fiscal year 2020, which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

EMPLOYEES

As of September 30, 2020, the Company employed approximately 62 people, with 25 of these on a part-time basis and 37 on a full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 57 employees to 66 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION

The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing operational expenses and conducting a local comparative rate study, the Board of Directors (Board) voted to increase all monthly trailer storage fees $6 per month effective January 1, 2021.  The Board also voted at the September 2020 meeting to increase all nightly rates $5 per night effective March 1, 2021. It is anticipated the proposed rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

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

On May 20, 2015, the Company closed escrow on a one-acre property located at 2096 Nipomo Street in Oceano, California, to be developed as an RV Repair and Service facility. The purchase price was $425,000 and required the demolition of a two-story residence. The Company successfully expanded the usable property area by seeking road abandonment. On September 1, 2017, the Company received a Minor Use Permit with conditions from San Luis Obispo County. Currently, construction is completed and efforts are being made to final the permit process through the County. The Company anticipates opening for business during the last quarter of 2020.

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

Associated with the previously mentioned property, and included within the fenced storage perimeter, is the lease of a ten-foot by 960-foot section belonging to Union Pacific Railroad. This lease also allows for the Company's fence to encroach upon the lessor's property. This annual lease is currently $7,164, with a 3% automatic annual increase.

In 1991, the Company developed a lease for a five-acre RV storage lot at the Oceano Airport clear zone as storage for approximately 310 RVs. This lot, which is located at 1909 Delta Lane in Oceano, was developed to replace a 100-unit storage lot that was closed when the lease was not renewed. Construction was completed in January 1992 and capital improvements in the amount of $330,768 were made to this property of which $300,000 was financed and paid in full during fiscal year 1997. The original lease on the storage lot was for five years and the Company executed a third five-year option with the County of San Luis Obispo that expired December 31, 2006. In response to the Company's request for another five-year extension, the County has answered that, until the Oceano Airport Master Plan is updated, the lease will be a month-to-month holdover.

On June 2, 2020, the San Luis Obispo County Board of Supervisors voted to approve a lease with the Company following the completion of the Oceano Drainage project.  The initial lease term is for two years and may be extended for four additional and successive two-year terms.  Monthly lease is set at $3,575 with an annual adjustment based on Consumer Price Index published in July.

The Resort leases out areas to other companies to ensure that the best service and equipment are available for guest use or creates cash flow for the Company. These areas are leased from the Company pursuant to the herein below described leases.

1.   RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC.

This agreement is dated November 1, 2020, and pursuant to this agreement, the Company granted Coin Amusements, Inc. the concession to operate various coin-operated game units at the Resort. The one-year term expires on October 31, 2021, and continued renewal is expected without significant impact.

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

3.   PISMO COAST INVESTMENTS

The Company renewed a lease agreement with Ms. Jeanne Sousa, a California Corporations Licensed Broker, for the lease of a 200-square foot building at the Resort from which she conducts sales activities in the Company's stock. The term of the lease is for three years commencing on January 1, 2017, and ending on December 31, 2019. On November 8, 2019, the lease was renewed commencing January 1, 2020 and terminating December 31, 2022. Continued renewal is expected without significant impact. Termination or cancellation may be made by either Lessor or Lessee by giving the other party sixty (60) days written notice.

4.   VERIZON WIRELESS

The Company entered into a lease with GTE Mobilnet of Santa Barbara Limited Partnership, d/b/a Verizon Wireless, for a 42-foot by 37-foot portion of the RV storage lot located at 2180 Arriba Place, Arroyo Grande, California, for the construction and operation of a cell tower communications facility. The term of the lease is for five years commencing on January 21, 2013. On June 1, 2020 an amendment to the agreement was signed by the Company and Airtouch Cellular d/b/a Verizon Wireless.  The amendment set the rent to $2000 per month with an annual increase of 2%.  The amendment also stipulated six renewable five-year terms

On October 20, 2014, the Company entered into a second lease with GTE Mobilnet of Santa Barbara Limited Partnership, d/b/a Verizon Wireless, for a 40-foot by 40-foot portion of the RV storage lot located at 2250 22nd Street, Oceano, California, for the construction and operation of a cell tower communications facility. The term of the lease is for five years commencing on October 20, 2014, and ending on October 19, 2019. Continued renewal is expected without significant impact. The Lessee, upon the annual anniversary date of the agreement, may terminate provided that three (3) months prior notice is given to Lessor.

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

ITEM 4.       (REMOVED AND RESERVED).

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a.   MARKET INFORMATION

There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company’s shares as Pismo Coast Investments. The last transaction the Company is aware of occurred September 23, 2020, at a price of $42,000 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

b.   HOLDERS

The approximate number of holders of the Company's common stock on September 30, 2020, was 1,511.

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses the Company's financial condition as of September 30, 2020, compared with September 30, 2019. The discussion should be read in conjunction with the audited financial statement and the related notes to the financial statement and the other financial information included elsewhere in this Form 10-K.

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

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. In response, the County of San Luis Obispo followed by the Governor of California issued a Shelter at Home order effective March 19, 2020, requiring certain non-essential businesses to temporarily close to the public. The Company began canceling reservations on March 19 and closed the park on March 23.  The resort remained closed until May 22, 2020 at which time the County of San Luis Obispo permitted occupancy to fifty percent.  On June 5, 2020, the County of San Luis Obispo allowed lodging businesses to operate at full capacity with restrictions on amenities.

The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Site occupancy for fiscal year 2020 was down 18.0%, following the previous year’s occupancy, primarily due to the impacts of COVID-19. Revenues from ancillary operations, such as the General Store, RV service, laundromat, arcade, and bike rental, have been significantly decreased due to the COVID-19 closure and ongoing impact.

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

CURRENT OPERATING PLANS

The Board of Directors continues its previously established policy by adopting a stringent conservative budget for fiscal year 2021, which projects a positive cash flow of approximately $2,415,128 from operations. This projection is based on paid site occupancy reflecting similar occupancy as experienced in fiscal year 2019, as fiscal year 2020 occupancy was skewed due to COVID-19 closure. The 2021 budget plan includes a $5 per night increase for all site rentals effective March 1, 2021.  Also included in the 2021 budget plan is a rate increase of $6 per month for RV storage effective January 1, 2021. While the Company projects a positive cash flow, this cannot be assured for fiscal year 2021.

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

Net cash provided by operating activities totaled $1,424,339 in 2020, compared to $1,975,573 for the 2019 fiscal year.

During fiscal year 2020, capital investment of $637,041 was made that included construction on the new RV service facility, and a new Hino trailer tow truck.   During fiscal year 2019, capital investment of $1,135,283 was made that included partial construction of the new RV service facility, a new Hino trailer tow truck, and surveillance cameras for the resort. These projects were completed on time and within budget.

Fiscal year 2020's current ratio (current assets to current liabilities) of 2.60 increased from fiscal year 2019's current ratio of 2.35. The increase in current ratio is the result of increased cash and cash equivalents and increased prepaid income taxes.

Working Capital increased to $4,288,675 at the end of fiscal year 2020, compared to $3,075,762 at the end of fiscal year 2019. This increase is primarily a result of increased cash and cash equivalents as a result of increased income from Resort operations and postponement of some capital projects.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures up to $200,000 in fiscal year 2021 to further enhance the Resort facilities and services. This would include the purchase of a tractor with sweeper attachments, surveillance cameras for the resort, garbage compactor container, service truck for RV service, and a lift for the RV service facility.  Funding for these projects is expected to come from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR-TO-YEAR COMPARISON

Revenue: Operating revenue, interest and other income decreased below the prior fiscal year ended September 30, 2019, by $1,079,459, or 12.7%.

REVENUE BY SEGMENT

	2020	2019
OCCUPANCY
% of Shareholder Site Use	20.4%	23.8%
% of Paid Site Rental	47.1%	58.7%
% Total Site Occupancy	67.7%	82.5%
% of Storage Rental	99.0%	99.0%
Average Paid Site	$64.80	$61.60

RESORT OPERATIONS
Site Rental	$4,469,703	$5,273,719
Storage Operations	1,788,939	1,898,369
Support Operations	121,726	204,927
Total	6,380,368	7,377,015
RETAIL OPERATIONS
Store	554,899	624,075
RV Repair/Parts Store	495,488	506,044
Total	1,050,387	1,130,119
INTEREST INCOME	2,004	5,084
TOTAL REVENUE	$7,432,759	$8,512,218

Occupancy rates on the previous table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, laundromat, recreational activities, and other less significant sources.

2020 COMPARED WITH 2019

Resort operations income decreased $996,647, or 13.5%, primarily due to COVID-19 and the resort being closed from March 23, 2020 until May 22, 2020.  Paid site revenue decreased  $804,016, or 15.2%, due to a decrease of 16,638 or 19.4% in paid site night occupancy.  Due to the temporary resort closure RV Storage and RV Spotting revenue decreased $23,755 or 1.7%, and 75,499 or 18.1% respectively, compared to the previous year.

Retail operations income decreased $79,732, or 7.1%, primarily due to the impact of COVID-19 on all resort retail segments.  While the RV Service operation was able to remain open, the General Store on the resort was closed from March 23, 2020 until June 5, 2020.  The RV Service department revenue decreased $10,556, or 2.1% below the previous year.  The General Store revenue decreased $69,176 or 11.1% below the previous year.  In an effort to maximize revenue, management continues to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service. In addition, management has actively promoted the RV service and retail operation locally compared to previous years.

Interest/Dividend Income decreased $3,080, or 60.6%, below the previous year. Gain on Disposal of Assets for fiscal year 2020 was $0, compared to $1,200 the previous year. In addition, Interest Expense decreased to $17,413 in 2020 compared to $17,532 the previous year.

Operating Expenses decreased $294,181, or 5.3%, as a result of labor, worker’ compensation insurance, advertising, pension match, vehicle expense, and Board of Director expense.   During the COVID-19 closure, 50% of the staff continued working.  During this time many expenses were reduced or managed accordingly.

Maintaining a conservative approach, most expense items were managed well below plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first-class resort for campers using recreational vehicles.

Income before provision for income tax of $1,274,556, a 39.8% decrease below last year, is reflective of decreased income from operations.

Net income of $878,856 for fiscal year 2020 shows a decrease of $599,377, or 40.5%, below a net income of $1,478,233 in 2019. This decrease in net income is a reflection of the decrease in the income before provision for income tax.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (the Company) (a California corporation) as of September 30, 2020 and 2019, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2020 and 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 202020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

                                                                        BROWN ARMSTRONG ACCOUNTANCY CORPORATION

We have served as the Company’s auditor since 2005.

Bakersfield, California

November 18, 2020

PISMO COAST VILLAGE, INC.

BALANCE SHEET

SEPTEMBER 30, 2020 AND 2019

	2020	2019
Assets
Current assets
Cash and cash equivalents	$6,452,110	$5,076,024
Accounts receivable	25,610	50,412
Inventories	190,211	191,246
Prepaid income taxes	271,200	4,900
Prepaid expenses	22,086	26,107
Total current assets	6,961,217	5,348,689

Property and equipment
Net of accumulated depreciation and amortization	15,537,195	15,314,959
Total assets	$22,498,412	$20,663,648

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$280,784	276,371
Accrued salaries and vacation	278,874	359,910
Rental deposits	2,058,135	1,592,692
Current portion of capital lease obligations	54,749	43,954
Total current liabilities	2,672,542	2,272,927

Long-term liabilities
Deferred taxes	423,100	444,800
PPP Loan Payable	555,715	-
Capital lease obligations, net of current portion	220,525	198,247
Total liabilities	3,871,882	2,915,974

Stockholders' equity
Common stock - no par value, 1,800 shares issued, 1,775 shares outstanding	5,569,268	5,569,268
Retained earnings	13,057,262	12,178,406
Total stockholders' equity	18,626,530	17,747,674

Total liabilities and stockholders' equity	$22,498,412	$20,663,648

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
Income
Resort operations	6,380,368	$7,377,015
Retail operations	1,050,387	1,130,119
Total income	7,430,755	8,507,134

Costs and expenses
Operating expenses	5,234,388	5,528,569
Cost of goods sold	491,597	531,177
Depreciation	414,805	427,413
Total costs and expenses	6,140,790	6,487,159

Income from operations	1,289,965	2,019,975

Other income (expense)
Interest and dividend income	2,004	5,084
Interest expense	(17,413)	(17,532)
Gain (loss) on disposal of fixed assets		1,200
Gain (loss) on sale of investments		106,886
Total other income (expense)	(15,409)	95,638

Income before provision for income tax	1,274,556	2,115,613

Provision for income tax	395,700	637,380

Net income	878,856	1,478,233

Other comprehensive income
Change in unrealized holding gains on available-for-sale securities, net of applicable deferred taxes	-	(78,004)

Total other comprehensive income	-	(78,004)

Total comprehensive income	$878,856	$1,400,229

Net income per share	$495.13	$832.81

Total comprehensive income per share	$495.13	$788.86

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount			Total

Balance - September 30, 2017	1,775	$5,569,268	$9,075,973	$-	$14,645,241

Net Income			1,624,200		1,624,200

Unrealized gain on investments				78,004	78,004

Balance - September 30, 2018	1,775	$5,569,268	$10,700,173	$78,004	$16,347,445

Net Income			1,478,233		1,478,233

Unrealized gain on investments				(78,004)	(78,004)

Balance - September 30, 2019	1,775	$5,569,268	$12,178,406	$-	$17,747,674

Net Income			878,856		878,856

Unrealized gain on investments				-	-

Balance - September 30, 2020	1,775	$5,569,268	$13,057,262	$-	$18,626,530

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

STATEMENT OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
Cash flows from operating activities
Net income	$878,856	$1,478,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	414,805	427,413
Loss on disposal of fixed assets
Changes in operating assets and liabilities:
Accounts receivable	24,802	4,997
Inventory	1,035	(8,809)
Prepaid income taxes	(266,300)	(4,900)
Prepaid expenses	4,021	(10,684)
Accounts payable and accrued liabilities	4,413	24,511
Accrued salaries and vacation	(81,036)	21,804
Rental deposits	465,443	93,608
Income taxes payable		(8,300)
Deferred taxes	(21,700)	(42,300)
Total adjustments	545,483	497,340

Net cash provided by operating activities	1,424,339	1,975,573

Cash flows from investing activities
Proceeds from sale of property and equipment
Purchases of property and equipment	(637,041)	(1,135,283)
Net cash used in investing activities	(637,041)	(1,135,283)

Cash flows from financing activities
Proceeds from Loans	555,715	-
Acquisition of capital lease assets	81,669	81,369
Principal payments on capital lease obligations	(48,596)	(48,071)
Net cash used in financing activities	588,788	33,298

Net increase in cash and cash equivalents	1,376,086	873,588

Cash and cash equivalents - beginning of year	5,076,024	4,202,436

Cash and cash equivalents - end of year	$6,452,110	$5,076,024

Schedule of payments of interest and taxes
Cash paid for income tax	$663,631	$687,000
Cash paid for interest	$17,413	$17,532

Non-cash financing and investing activities:
Property, plant and equipment obtained through capital lease obligations	$-	$-
Increase in investments from dividend distribution	$-	$-

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

Sales taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.   Finally, the Company collects Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments from guests which are remitted to the City of Pismo Beach and County of San Luis Obispo and are excluded from revenues.  At September 30, 2020 and 2019, the Company had $71,145 and $63,922 in TOT and TBID assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued expenses on the combined balance sheet, respectively.

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

Disaggregation of Revenue

Revenue from performance obligations satisfied at a point in time consists of sales related to the Company accommodations and other ancillary goods and services at the location in Pismo Beach,

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 2:  Summary of Significant Accounting Policies (Continued)

California.  The geographic nature of the revenue could affect the nature, timing, amount and uncertainty of revenue and cash flows.  Revenue from site rentals, storage rental, spotting, and store and accessory sales accounts for approximately 60%, 18%, 5%, and 14% of the Company total revenue for the period ended September 30, 2020, respectively.  Revenue from other ancillary goods and services accounts for the remaining 3% of revenue for the period ended September 30, 2020.

Customer Deposits

The Company does not recognize revenue when a customer prepays for resort accommodations.  Rather, the Company records a deferred revenue liability equal to the amount received.  Revenue is then recognized when the customer stays at the resort.  As of September 30, 2020, and 2019, the Company had Customer deposits related to prepaid village accommodations was $2,058,135 and $1,592,692 on the balance sheet as rental deposits, respectively.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments including certificates of deposit with an original maturity of three months or less when purchased to be cash equivalents.  As of September 30, 2020 and 2019, the Company had $6,096 and $6,088 of cash equivalents.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts.  Management did not believe an allowance for doubtful accounts was necessary as of September 30, 2020 or 2019.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 2:  Summary of Significant Accounting Policies (Continued)

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

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred.  Advertising expense was $39,589 and $66,722 for the years ended September 30, 2020 and 2019, respectively.  Advertising expense was included in operating expenses on the statement of operations.

Concentration of Credit Risk

At September 30, 2020 and 2019, the Company had cash deposits of $4,591,578 and $3,239,598 in excess of the $250,000 federally insured limit with Pacific Premier Bank, respectively.  However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network.  Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

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

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach.  As of September 30, 2020, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 2:  Summary of Significant Accounting Policies (Continued)

It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly, no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings.  The Company does not expect any material changes through September 30, 2021.  Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2017 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2016.

NOTE 3:  Property and Equipment

At September 30, 2020 and 2019, property and equipment included the following:

	2020	2019

Land	$10,394,747	$10,394,746
Building and resort improvements	11,349,248	11,342,501
Furniture, fixtures, equipment and leasehold improvements	679,303	703,255
Transportation equipment	794,974	768,755
Construction in progress	1,852,022	1,321,095
	25,070,294	24,530,352
Less accumulated depreciation	(9,533,099)	(9,215,393)

	$15,537,195	$15,314,959

Depreciation and amortization expense was $414,805 and $427,413 for the years ended September 30, 2020 and 2019, respectively.

At September 30, 2020 and 2019 the cost of assets under capital lease was $405,819 and $398,770, respectively, and related accumulated amortization was $196,991 and $201,335, respectively.  Depreciation expense on assets under capital lease was $70,276 and $60,761 for the years ended September 30, 2020 and 2019, respectively.

NOTE 4:  Line of Credit

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, expiring April 1, 2021.  There currently is a Letter of Credit written in favor of the County of San Luis Obispo (the County), California for $412,062 to cover a bond requirement relating to public improvements as part of the Company’s construction of a new RV service facility.  If the Company fails to complete the required public improvements, monies will be drawn from the credit line to satisfy the County.  A balance of $87,938 is available if the Company requires additional funding from the line of credit.  The Company expects the RV service facility project to be completed and bond satisfied by December 31, 2020.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 5:  Capital Lease Obligations

At September 30, 2020 and 2019, capital lease obligations consisted of the following:

	2020	2019
A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.532% per
annum, through January 2023.	$29,261	$41,360

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.644% per
annum, through September 2024.	48,552	59,652

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.181% per
annum, through May 2025.	56,411	67,465

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.101% per
annum, through December 2025.	62,874	73,724

A 2020 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,166, including interest at 5.406% per
annum, through May 2027.	78,176	-
	$275,274	$242,201
Less current portion	(54,749)	(43,954)

Total capital lease obligations, net of current portion	$220,525	$198,247

At September 30, 2020, future minimum payments on capital lease obligations were as follows:

For the Twelve Months Ending September 30,
2021	$69,287
2022	69,287
2023	58,376
2024	53,473
2025	34,513
Thereafter	23,959
Present value of future minimum payments	308,895
Less amount representing interest	(33,621)
275,274
Less current portion of capital lease obligations	(54,749)

Total capital lease obligations, net of current portion	$220,525

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

NOTE 7:  Income Taxes

The provisions for income taxes for the years ended September 30, 2020 and 2019 are as follows:

	2020	2019
Current:
Federal	$291,200	$497,780
State	126,200	215,100
	417,400	712,880
Deferred:
Federal	(20,900)	(61,900)
State	(800)	(13,600)

Provision for income taxes	$395,700	$637,380

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740.  The difference between the effective tax rate and the statutory tax rates is due primarily to the impact of state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

At September 30, 2020 and 2019, the deferred income tax liabilities consisted of the following:

	2020	2019
Deferred tax assets (liabilities):
Federal	$(366,400)	$(387,300)
State	(56,700)	(57,500)

Net deferred income taxes	$(423,100)	$(444,800)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 7:  Income Taxes (Continued)

At September 30, 2020 and 2019, the deferred income tax liabilities consisted of the following temporary differences:

	2020	2019

Depreciation	$(492,200)	$(533,000)
Unrealized gain on investments	-	-
Total gross deferred tax liabilities	(492,200)	(533,000)

Vacation accrual	30,700	33,000
Federal benefit of state taxes	38,400	55,200
Total gross deferred tax assets	69,100	88,200

	$(423,100)	$(444,800)

There were no net operating loss or tax credit carryforwards for the year ended September 30, 2020 or 2019 for federal or state.

NOTE 8:   Payroll Protection Plan Loan

On April 28 2020, the Company (the “Borrower”) was granted a loan in the aggregate amount of $553,802, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The loan, which was in the form of a note dated April 28, 2020 issued by the borrower, matures on April 28, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 28, 2020.  The note may be prepaid by the borrower at any time prior to maturity with no prepayment penalties.  Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020.  The Company expects the note payable to be forgiven, less the $10,000 grant received under the Economic Injury Disaster Loan that will be paid back.

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

The Company has a five-year lease obligation for a copier.  Rental expense under this operating lease is $384 per month.  Future minimum lease payments under this obligation are as follows:

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 9:  Operating Leases (Continued)

For the Twelve Months Ending September 30,
2020	$4,608
2021	4,608
2022	1,920
2023	-
$11,136

Rent expense under these lease agreements was $26,091 and $43,520 for the years ended September 30, 2020 and 2019, respectively.

NOTE 10:   Employee Retirement Plans

The Company is the sponsor of a 401(k)-profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company’s matching portion of the 401(k) safe harbor plan was $64,089 and $73,510 for the years ended September 30, 2020 and 2019, respectively.

NOTE 11:   Subsequent Events

Events subsequent to September 30, 2020 have been evaluated through October 30, 2020, which is the date the financial statements were available to be issued.  Management did not identify any subsequent events that required disclosure.

PISMO COAST VILLAGE, INC.

SCHEDULE OF OPERATING EXPENSES

SEPTEMBER 30, 2020 AND 2019

	2020	2019

Administrative salaries	$565,767	$681,348
Advertising and promotion	39,589	66,722
Auto and truck expense	98,201	125,025
Bad debts	2,192	-
Contract services	69,744	69,600
Corporation expense	35,794	58,967
Custodial supplies	23,049	28,866
Direct labor	1,756,135	1,861,533
Employee travel and training	30,975	40,257
Equipment lease	5,080	5,144
Insurance	511,556	497,228
Miscellaneous	40,538	55,502
Office supplies and expense	78,981	85,249
Payroll tax expense	193,100	202,794
Payroll service	47,625	48,952
Pension plan match	64,089	73,510
Professional services	117,041	104,124
Property taxes	227,009	222,875
Recreational supplies	519	3,724
Rent - storage lots	21,011	43,520
Repairs and maintenance	298,569	260,647
Retail operating supplies	4,397	6,831
Security	14,281	19,633
Service charges	209,820	198,792
Taxes and licenses	11,251	14,309
Telephone	31,748	31,424
Uniforms	27,505	25,310
Utilities	708,822	696,683

Total operating expenses	$5,234,388	$5,528,569

INDEPENDENT AUDITOR'S REPORT

ON SUPPLEMENTAL INFORMATION

To the Board of Directors and Shareholders
Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

We have audited the financial statements of Pismo Coast Village, Inc. (the Company) as of and for the years ended September 30, 2020 and 2019, and our reports thereon dated November 18, 2020, which expressed an unqualified opinion on those financial statements, appears on page 16. The supplemental information contained in the Three Months Ended September 30, 2020 and 2019 has been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the financial statements as a whole.

                                                                                            BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 18, 2020

PISMO COAST VILLAGE, INC.

STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
Income:
Resort operations	$2,372,518	$2,213,746
Retail operations	389,306	334,004
Total income	2,761,824	2,547,750

Costs and expenses:
Operating expenses	1,462,417	1,584,178
Cost of goods sold	199,329	145,512
Depreciation	104,988	106,941
Total costs and expenses	1,766,734	1,836,631

Income from operations	995,090	711,119

Other income (expense):
Interest income	500	507
Interest expense	(4,250)	(6,256)
Gain/(Loss) on sale of fixed assets
Total other income (expense)	(3,750)	(5,749)

Income before provision for income taxes	991,340	705,370

Provision for income tax	486,800	1,048,760

Net income	$504,540	$(343,390)

Other comprehensive income
Change in unrealized holding gains and losses on available-for-sale securities, net of applicable deferred taxes of $33,200	-	-

Total other comprehensive income	-	-

Total comprehensive income	$504,540	$(343,390)

Net income per share	$284.25	$(193.46)

Total comprehensive income per share	$284.25	$(193.46)

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer (who is our principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2020 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures were effective as of such date.

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

As of September 30, 2019, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of September 30, 2020.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There were no changes in our internal control over financial reporting during the fiscal year ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

No disclosure is required under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

a. The Company's Directors were chosen at the Shareholders’ Annual Meeting held January 18, 2020. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

DAVID BESSOM, Director                                                                                                                    Age 72

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

SAM BLANK, Director                                                                                                                          Age 75

Sam Blank served as a public-school teacher and administrator for more than 30 years. He earned Associate, Bachelor’s, Master’s, and Doctoral degrees from Citrus College, CSU Fullerton, Whittier College, and Brigham Young University, respectively. He holds lifetime California teaching and administrative credentials. Dr. Blank began his career in 1967 as a middle school teacher in the West Covina USD. He soon became an assistant principal in neighboring Charter Oak USD. In 1979, he joined Poway USD, where he served as principal of elementary and middle schools until he retired in 2001. He has been principal of schools that received California Distinguished Schools and National Blue Ribbon Schools honors. Following his retirement from public education, Dr. Blank obtained a real estate salesperson license and is currently affiliated with Coldwell Banker Realty. He and his wife, Bonnie, have been married since 1968 and have resided in Escondido since 1979. Bonnie is also retired with more than 25 years of service as a teacher and high school counselor. Their married daughter and two grandsons live in the North Bay Area. Dr. Blank has served on the Environmental, Health & Safety, Finance, Audit, and Operations Committees. He has served on the Board of Directors since November 2016.

HARRY BUCHAKLIAN, Director                                                                                                          Age 88

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

RODNEY ENNS, Director and Vice President – Operations                                                               Age 67

Rodney Enns has a B.S. degree in computer engineering from California State University, Fresno, and a secondary math teaching credential from the State of California. He was president, owned and operated, Ennsbrook Ent., an incorporated poultry enterprise, from 1975 to 1995. Mr. Enns then worked as an electrical engineer at Voltage Multipliers, Inc., and was promoted to senior engineer before leaving in August 2005. He is currently teaching high school mathematics and engineering at Milpitas High School in Milpitas, California. He has been a member of the Board of Directors since November 2007 and is currently serving as Vice President - Operations.

WILLIAM FISCHER, Director                                                                                                              Age 87

William (Bill) Fischer resides in Simi Valley, California. He served four years in the U.S. Air Force during the Korean War, attaining the rank of Staff Sergeant. He is a graduate of California State University, Northridge, with a B.S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company’s corporate office in Los Angeles, California, as an accounting supervisor. Texaco, Inc. acquired Getty Oil in 1985, and he was promoted to Manager of Benefits Plans Accounting and transferred to Houston, Texas. Mr. Fischer was responsible for the Savings/Thrift, 401(k), and ESOP Plans administration until 1989, when he elected early retirement. He was an independent financial consultant to various companies until 2006. Mr. Fischer also was active in residential real estate from 1989 to 1997, and, since 1980, has had an active real estate broker’s license. He is a member of the Veterans of Foreign Wars, Moose, and Knights of Columbus organizations. He looks forward to contributing his financial background to the Board. Mr. Fischer served two years as Executive Vice President and five years as Nominating Committee Chairman. He has been on the Board since January 2002.

WAYNE HARDESTY, Director, Chief Financial Officer and Vice President - Finance                       Age 87

Wayne Hardesty graduated from Arizona State University in 1955. He was commissioned an Ensign from the Naval Office Candidate School in Newport, Rhode Island, in 1956, and was immediately assigned to the Navy Area Audit Office in Los Angeles, California, for duty at U.S.C. and General Dynamics-Pomona. He entered civil service in 1959, and remained with the Audit Office until 1973, at which time he became a price analyst for the U.S. Air Force at Norton Air Force Base working on the MX and Minuteman Project. Mr. Hardesty received his MBA from Southern Illinois University in 1980. He retired from civil service in 1988 and became self-employed, primarily in tax preparation for both individual and business returns. He became a licensed Enrolled Agent in 1989 and currently operates Hardesty Financial Services in Rancho Cucamonga, California. Mr. Hardesty has been a member of the Board since September 2008, has served three years as Chairman of the Audit Committee, and is currently serving an eighth year as Chief Financial Officer and Vice President – Finance and as Chair of the Finance Committee.

DENNIS HEARNE, Director                                                                                                               Age 82

Dennis Hearne holds an A.A. degree in business administration from Hartnell Junior College in California. He served two years in the Navy. Prior to retirement, he was employed in a family agriculture business, L.A. Hearne Company, located in the Salinas Valley in California, for thirty-seven years, and presently serves as a director of the company’s board. Mr. Hearne has also served on the board of directors of the California Feed and Grain Association in Sacramento and the California Crop Improvement Association in Davis. He is a member of Knights of Columbus, serving as treasurer and financial secretary for fifteen years. Mr. Hearne is a retired volunteer fireman with forty years of service, serving the rural area in King City, California. He has been a member of the Board of Directors since September 2006 and served nine years as Chairman of the Nominating Committee.

TERRIS HUGHES, Director and President                                                                                         Age 71

Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in California in police science. He was employed by Belridge/Shell Oil for twenty-three years, from 1973 to 1997, holding the position of senior training technician for the last ten years of that time. He was employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties were to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. He retired from Aera Energy LLC on December 31, 2014. Mr. Hughes then opened his own business entitled Saf-T-Treasures, and travels the country providing safety motivational presentations to employees of various industries. He has been a member of the Board since January 1996, has served one year as Vice President – Policy, three years as Executive Vice President, and is currently serving a fifth year as President.

MARCUS JOHNSON, Director                                                                                                          Age 67

Marcus Johnson (Marc) has spent his entire career as an educator in the Central Valley of California. For sixteen years he taught, then spent the next twenty-one years in leadership roles, retiring in 2013 from the Sanger Unified School District, where he spent fourteen years, with twelve of those years as Superintendent. Currently, he serves as the co-director of the John D. Welty Center for Educational Policy and Leadership at California State University, Fresno, and is also the Executive Director of the Fresno Compact in Fresno, California. In addition to those roles, Mr. Johnson does consulting with schools and districts nationally, and is a published author as well. He has been married to his wife, Penni, for forty-four years, and they currently reside in Wildwood Island in Sanger, California. They have three children and eight grandchildren. Mr. Johnson has been a member of the Board since November 2018.

KAREN KING, Director                                                                                                                     Age 62

Karen King studied business finance and management at California Lutheran University in Thousand Oaks, California, and at the University of Phoenix. From 1991 to 2006, she was employed as Director of Credit Risk and Underwriting Management, Credit Risk Manager, Customer Account Team Lead Underwriting and Quality Control, and as Desktop Underwriter Technology Instructor with Fannie Mae, and, from 2006 to 2008, she was employed with PMI Mortgage Insurance Company as Vice President, National Account Operations in Walnut Creek, California. In June 2008, Mrs. King and her family relocated to Camarillo, California, where she was employed until December 2009 as a sales agent for Camarillo Properties, a local real estate brokerage firm. In December 2009, she accepted employment with Bank of America, and held the positions of Vice President - Investor Audit, Vice President - Executive Customer Relations, Office of the CEO, and Vice President - Operations Risk. She left Bank of America in September 2015 when she was hired by Wells Fargo Bank as Vice President, Operations Risk Consultant. Since 2014, Ms. King has served on the Camarillo Ranch Foundation Board as Community Relations Chairperson. She has also been involved with the Camarillo City Ambassadors, the Camarillo Council on Aging, and the Ventura County Council on Aging, representing the City of Camarillo. Mrs. King has been a member of the Board of Directors since November 2016, and is currently serving as the Chair of the Audit Committee.

GARRY NELSON, Director and Executive Vice President                                                              Age 70

Garry Nelson is a graduate of Cal Poly University, San Luis Obispo, California, and has been involved in agriculture for more than forty years. From 2003 until his retirement in 2014, he was employed as the General Manager of Vintage Nurseries in Wasco, California, a company that specializes in grapevines. Prior to his employment at Vintage Nurseries, he was vice president and chief operating officer for Belridge Farms for many years. Mr. Nelson was a member of the Shafter City Council for twenty years, serving as mayor for eight of those years. He also serves on the board of Bakersfield Memorial Hospital Foundation and has served on numerous agricultural industry boards. Mr. Nelson has been a member of the Company's Board of Directors since November 2008 and is currently serving a fourth year as Executive Vice President and as Chair of the Personnel and Compensation/Benefits Committee.

RONALD NUNLIST, Director                                                                                                           Age 82

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

GEORGE PAPPI, JR., Director and Vice President – Secretary                                                      Age 58

Mr. Pappi’s current occupation is as a property major case general adjuster for The Hartford Insurance. Other positions held during his more than thirty years of employment include office manager, property and bodily injury adjustor, fire and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California, and is actively involved in local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004 and is currently serving a sixth year as Vice President – Secretary.

DWIGHT PLUMLEY, Director                                                                                                            Age 68

Dwight Plumley attended College of the Sequoias in California, studying electronic engineering and construction real estate. In 1973, he started in the produce equipment industry working for Packers Manufacturing, Inc. as a service and installation supervisor. In 1979, he became employed by Pennwalt Corporation, an international equipment producer, as a project manager and supervisor. Mr. Plumley purchased Packers Manufacturing, Inc. in 1987, and, as President, produces fruit and vegetable packing and processing systems, from small to multimillion-dollar projects, nationwide and internationally. He has also served on the board of directors for Yosemite Bible Camp, a 60-acre facility for up to 350 campers and staff from 1994 to 2006 and served as church deacon from 1984 to 2004. Mr. Plumley has been a member of the Board of Directors since January 2010 and served seven years as Vice President – Operations.

JERRY ROBERTS, Director                                                                                                              Age 67

Jerry Roberts has an associate of arts degree in math and science from the College of the Sequoias, Visalia, California; a bachelor’s degree in biological sciences from the University of the Pacific, Stockton, California; an MBA degree from the Santa Clara University Graduate School of Business, Santa Clara, California; and is licensed by the California State Board of Accountancy as a Certified Public Accountant. He was first licensed in 1982 after fulfilling experience requirements while in the employment of the international accounting firm of Arthur Andersen & Co. Mr. Roberts is currently a partner in the accounting, tax and consulting firm of Lampros & Roberts, established in 1985. Mr. Roberts has been married to his wife Denise since 1978. They have three sons and currently reside in Los Gatos, California. Mr. Roberts has been a member of the Board since March 2013.

BRIAN SKAGGS, Director                                                                                                                Age 62

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

GARY WILLEMS, Director                                                                                                                Age 66

Gary Willems holds a B.A. degree in music education and a California life teaching credential from Fresno Pacific University, as well as a professional clear administrative services credential. Mr. Willems started teaching in 1977 and was a Band Director for thirty years in the Dinuba/Reedley area. He was also Head Marching Band Director of the Reedley High School Band from 1985 to 2007. In 2007, he moved into school administration where he was employed as the Visual and Performing Arts Coordinator and the Administrator of the Dunlap Leadership Academy Charter School (an on-line high school) at Kings Canyon Unified School District. In 2014, Mr. Willems retired from education, and he is now enjoying time with his wife, children and grandchildren. Mr. Willems has served on the Board of Directors since January 2001, served two years as Vice President – Secretary, and is currently the Chair of the Nominating Committee.

JACK WILLIAMS, Director                                                                                                                Age 70

Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. He was employed as a financial analyst by Texaco Oil Corporation in the Bakersfield, California, area from 1997 until 1999, and as Chief Financial Officer for Goodwill Industries of South-Central California from March 2000 to November 2004. Mr. Williams was an interim controller for Diversified Utilities Services, a position he held from April 2005 to December 2005. He established his own C.P.A. practice in 1983, which he continues to own and operate. Mr. Williams has been a member of the Board since January 1995 and served sixteen years as Chief Financial Officer and Vice President – Finance.

b.             OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

JAY JAMISON, Chief Executive Officer/General Manager and Assistant Corporate Secretary       Age 67

Jay Jamison has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. In March 2007, the Board changed his title to Chief Executive Officer/General Manager. He has a B.S. degree in Agricultural Management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family’s guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed Thousand Trails resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. Mr. Jamison was appointed to and served as a commissioner on the Pismo Beach Conference and Visitors Bureau from February 1998 to January 2010, serving as Chair from August 1999 until February 2009. At the 1999 National Association of RV Parks and Campgrounds Annual Convention, he was elected to serve on the Board of Directors representing the ten western states. During his two three-year terms on the Board, he served four years as Treasurer of the National Association, a position he held until he termed out December 2005. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross, and served until June 2011, including from June 2006 until July 2008 as Board Chairman. In February 2006, Mr. Jamison was elected to serve as a commissioner on the California Travel and Tourism Commission, which markets California to potential domestic and international visitors. During his two four-year terms, he served on the Audit Committee, two years as committee Chairman, and one year on the Executive Committee. He termed out as a commissioner in June 2014; however, he still remains a member of the Audit Committee, and currently serves as Chairman. Mr. Jamison was installed as a member of the Board of Directors for the San Luis Obispo County Conference and Visitors Bureau (Visit San Luis Obispo County) in 2012, and currently serves on the Executive Committee following two years as Board Chair. Since 2014 Mr. Jamison has served as a member of the Advisory Council for the Experience Industry Management (EIM) Department at Cal Poly San Luis Obispo.

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

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach CA 93449

g.             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers, and persons who beneficially own more than ten percent of a registered class of our equity securities within specified time periods to file with the SEC initial reports (“Form 3”) of beneficial ownership and reports of changes (“Form 4” and “Form 5”) in beneficial ownership of Common Stock of the Company. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all of the Company’s officers, directors and beneficial owners of greater than ten percent of the outstanding Common Stock complied with the Section 16(a) filing requirements for the fiscal year ended September 30, 2020.

ITEM 11.  EXECUTIVE COMPENSATION STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTED DURING THE LAST FISCAL YEAR

This information required by Item 11 is incorporated by reference in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 16, 2021, under the caption “Compensation of Directors and Executive Officers.” The Definitive Proxy Statement is expected to be filed with the Commission on or before December 16, 2020.

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

b.             SECURITY OWNERSHIP OF MANAGEMENT.

The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2020:

Board Member	Title of Class	*Amount of Ownership	Percent of Class
David Bessom 7632 Quebec Drive Huntington Beach CA 92648	Common Stock	1 Share	0.056%
Sam Blank 124 Helen Way Escondido CA 92025	Common Stock	1 Share	0.056%
Harry Buchaklian 1361 East Ticonderoga Drive Fresno CA 93720	Common Stock	1 Share	0.056%

Board Member	Title of Class	*Amount of Ownership	Percent of Class
Rodney Enns 2577 Sandell Avenue Kingsburg CA 93631	Common Stock	1 Share	0.056%
William Fischer 2635 Cimmaron Ave Simi Valley CA 93065	Common Stock	1 Share	0.056%
Wayne Hardesty 8651 Foothill Boulevard Space 110 Rancho Cucamonga CA 91730	Common Stock	1 Share	0.056%
Dennis Hearne 45075 Merritt Street King City CA 93930	Common Stock	2 Shares	0.111%
Terris Hughes 2426 Sunset Street Wasco CA 93280	Common Stock	1 Share	0.056%
Marcus Johnson 700 Trout Lake Drive Sanger CA 93657	Common Stock	1 Share	0.056%
Karen King 52 Maxine Drive Camarillo CA 93010	Common Stock	1 Share	0.056%
Garry Nelson 727 Acacia Avenue Shafter CA 93263	Common Stock	1 Share	0.056%
Ronald Nunlist 1105 Minter Avenue Shafter CA 93263	Common Stock	4 Shares	0.222%
George Pappi, Jr. 5728 Via De Mansion La Verne CA 91750	Common Stock	1 Share	0.056%
Dwight Plumley 4212 West Hemlock Avenue Visalia CA 93277	Common Stock	3 Shares	0.166%
Jerry Roberts 16230 Camino Del Sol Los Gatos CA 95032	Common Stock	3 Shares	0.166%
Brian Skaggs 371 Northstar Drive Hanford CA 93230	Common Stock	1 Share	0.056%
Gary Willems 2015 Dorking Avenue Cambria CA 93428	Common Stock	1 Share	0.056%

Board Member	Title of Class	*Amount of Ownership	Percent of Class
Jack Williams 7801 Revelstoke Way Bakersfield CA 93309-5312	Common Stock	1 Share	0.056%
All Officers and Directors as a Group	Common Stock	26 Shares	1.444%

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

OTHER ARRANGEMENTS

During the fiscal years 2020 and 2019, Pismo Coast Village, Inc. paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Pismo Coast Village, Inc.'s benefit.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The shareholders will vote on the independent audit firm for the fiscal year ending September 30, 2020 at the annual shareholders’ meeting held on January 16, 2021.

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm, Brown Armstrong Accountancy Corporation, in each of the last two fiscal years.

	Years ended September 30,

	2020	2019
Audit fees (1)	$53,100	$57,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	2,500	2,500
Total	$55,600	$59,500

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

(4)   AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES

For the fiscal years ended September 30, 2020 and September 30, 2019, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

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

Registrant:               PISMO COAST VILLAGE, INC.

By:	/s/ TERRIS HUGHES Terris Hughes, President and Chairman of the Board	Date:	November 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAY JAMISON Jay Jamison, Chief Executive Officer, General Manager and Assistant Corporate Secretary (principal executive officer)	Date:	November 14, 2020

By:	/s/ WAYNE HARDESTY Wayne Hardesty, Chief Financial Officer, Vice President – Finance, and Director (principal financial officer and principal accounting officer)	Date:	November 14, 2020

By:	/s/ TERRIS HUGHES Terris Hughes, President and Chairman of the Board, and Director	Date:	November 14, 2020

By:	/s/ GARRY NELSON Garry Nelson, Executive Vice President and Director	Date:	November 14, 2020

By:	/s/ GEORGE PAPPI, JR. George Pappi, Jr., Vice President - Secretary and Director	Date:	November 14, 2020

By:	/s/ RODNEY ENNS Rodney Enns, Vice President - Operations and Director	Date:	November 14, 2020

By:	/s/ DAVID BESSOM David Bessom, Director	Date:	November 14, 2020

By:	/s/ SAM BLANK Sam Blank, Director	Date:	November 14, 2020

By:	/s/ HARRY BUCHAKLIAN Harry Buchaklian, Director	Date:	November 14, 2020

By:	/s/ WILLIAM FISCHER William Fischer, Director	Date:	November 14, 2020

By:	/s/ DENNIS HEARNE Dennis Hearne, Director	Date:	November 14, 2020

By:	/s/ MARCUS JOHNSON Marcus Johnson, Director	Date:	November 14, 2020

By:	/s/ KAREN KING Karen King, Director	Date:	November 14, 2020

By:	/s/ RONALD NUNLIST Ronald Nunlist, Director	Date:	November 14, 2020

By:	/s/ DWIGHT PLUMLEY Dwight Plumley, Director	Date:	November 14, 2020

By:	/s/ JERRY ROBERTS Jerry Roberts, Director	Date:	November 14, 2020

By:	/s/ BRIAN SKAGGS Brian Skaggs, Director	Date:	November 14, 2020

By:	/s/ GARY WILLEMS Gary Willems, Director	Date:	November 14, 2020

By:	/s/ JACK WILLIAMS Jack Williams, Director	Date:	November 14, 2020