Form 10-Q
period 2020-12-31
PISMO COAST VILLAGE INC
filed 2021-02-12
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Based on advanced reservation deposits, occupancy projections are positive compared to this time last year. Industry projections anticipate positive business trends and reasonable fuel prices as the season approaches.

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. In response, the County of San Luis Obispo followed by the Governor of California issued a Shelter at Home order effective March 19, 2020, requiring certain non-essential businesses to temporarily close to the public. The Company began canceling reservations on March 19 and closed the park on March 23.  The resort remained closed until May 22, 2020 at which time the County of San Luis Obispo permitted occupancy to fifty percent.  On June 12, 2020, the County of San Luis Obispo allowed lodging businesses to operate at full capacity with restrictions on amenities.  The Company enjoyed four consecutive months of record site occupancy until the State mandated a Stay-at-Home order on December 3, 2020.  This order limited non-essential travel, and caused significant cancelations for December 2020.

RV storage and towing continue to be a primary source of revenue for the Company. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience. Revenues for RV storage and towing are down 3.8% compared to the previous year due the impact of the COVID-19 pandemic.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in a national “My Favorite Campground” contest sponsored by Woodall’s, Pismo Coast Village was voted as one of the top ten favorite national campgrounds for 2011. The resort continues to maintain high standards and again has been recognized with quality ratings by Good Sam in 2020.

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

Income from Resort Operations for the three-month period ended December 31, 2020, increased $207,368, or 13.3%, above the same period in 2019. This increase is primarily due to a $236,257, or 22.4%, increase in year-to-date site rental revenue. Site occupancy for October and November set new records due to the demand for camping during the pandemic. Paid site occupancy for the quarter increased 12.3% over the same quarter the previous year. RV storage and towing activity decreased by $17,717, or 3.8% as some storage customers removed their RV’s to use elsewhere during the pandemic. Vending revenue, which includes income from the arcade, restaurant, and laundromat, decreased $4,177, or 17.3%.  This decrease in Vending revenue was due to closures or operational limitations due to COVID-19 regulations.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations increased by $49,123 for the three-month period ended December 31, 2020, 18.8% above the same period in 2019. The General Store income increased $36,185, or 28.7%, while the RV Service and Repair income increased revenue by $12,938, or 9.6%, compared to the previous year. These increases are consistent with the record occupancy experienced during this time.

The Company anticipates slight to moderate increases in both income from resort operations, and in retail operations as the fiscal year progresses, as long as COVID-19 restrictions allow the resort to operate.

Operating expenses for the three-month period ending December 31, 2020, decreased $41,226, or 2.9%, below the same period ended December 31, 2019. This reflects a decrease in worker’s compensation, travel, legal, interest, repairs and maintenance, vehicle expense, and advertising. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of goods sold expenses for the three-month period ended December 31, 2020, are 47.3%, compared to 47.1% for the same period in 2019, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 2020, was $4,091, compared to $6,139 for the same period ending 2019.

Income before provisions for income taxes for the three-month period ended December 31, 2020 increased by $279,298 above the same period in 2019. This increase in income before provision for income taxes is a result of a 14.1% increase in total income, decreased operating expenses, and interest expense.

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

LIQUIDITY

The Company's current cash position, as of December 31, 2020, is $6,739,572, which is 35.2% more than the same position in 2019. The cash balance increased $287,462 from the fiscal year ended September 30, 2020, due to increased revenue. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities decreased $34,809 below the same period last year and increased $38,652 since the 2020 fiscal year end, which reflects a timing of capital projects and accrued vacation. All undisputed payables have been paid in full according to the Company's policy.

Working capital increased to $4,636,932 at the end of the first quarter of fiscal year 2021, compared with $4,288,675 the end of fiscal year 2020.

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

Capital expenditures are consistent with prior years and operations and are expected to provide adequate resources to support the amounts committed to complete the authorized capital projects during the fiscal year. Second quarter site occupancy and storage fill are expected to be consistent with that of the past year. Capital projects are designed to enhance the marketability of the camping sites and enhance support facilities~~.~~

DISCLOSURE CONCERNING WEBSITE ACCESS TO COMPANY REPORTS

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2020.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three-months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held as a virtual electronic meeting using Zoom video conferencing on January 16, 2021, at 9:00 a.m. with no physical in-person meeting except the Board of Directors at Pismo Coast Village, Inc., 165 S. Dolliver Street, Pismo Beach, California 93449. At that meeting, the following Directors were elected to serve until the annual meeting in January 2022, or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

Bessom, David	538
Blank, Sam	519
Buchaklian, Harry	554
Enns, Rodney	519
Fischer, William	518
Hardesty, Wayne	517
Hearne, Dennis	518
Hughes, Terris	538
Johnson, Marcus	518
King, Karen	520
Nelson, Garry	520
Nunlist, Ronald	517
Pappi, Jr., George	538
Plumley, Dwight	664
Roberts, Jerry	520
Skaggs, Brian	520
Willems, Gary	519
Williams, Jack	520

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matters is set forth below:

Proposal to approve the selection of Brown Armstrong Accountancy Corporation to serve as independent certified public accountants for the Company for Fiscal Year 2020 - 2021:

Affirmative Votes

532

Negative Votes	4
Abstentions	20

ITEM 5.       OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held as a virtual electronic meeting using Zoom video conferencing on January 16, 2021, at 9:00 a.m. with no physical in-person meeting except the Board of Directors at Pismo Coast Village, Inc., 165 S. Dolliver Street, Pismo Beach, California 93449. Following that meeting, the newly elected Board held a reorganization meeting at which the following officers were elected to serve until the next Annual Shareholders’ Meeting:

President	Garry Nelson
Executive Vice President	George Pappi, Jr.
V. P. – Finance/Chief Financial Officer	Jerry Roberts
V. P. – Operations	Rodney Enns
V. P. – Secretary	Brian Skaggs
Assistant Corporate Secretary	Jay Jamison

ITEM 6.       EXHIBITS

Exhibit No.

Description of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Garry Nelson, President and Chairman of the Board)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief Executive Officer and principal executive officer)

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Jerry Roberts, Chief Financial Officer, principal financial officer and principal accounting officer)

32.1	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Garry Nelson, President and Chairman of the Board)

32.2	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief Executive Officer and principal executive officer)

32.3

Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Jerry Roberts, Chief Financial Officer, principal financial officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.

(Registrant)

Date:          February 10, 2021

Signature:   /s/ GARRY NELSON

Garry Nelson, President and Chairman of the Board

Date:          February 10, 2021

Signature:   /s/ JERRY ROBERTS

Jerry Roberts, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          February 10, 2021

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Results of Review of Interim Financial Information

We have reviewed the balance sheets of Pismo Coast Village, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, and statement of changes in stockholders’ equity for the three-month periods ended December 31, 2020 and 2019, and statements of cash flows for the three-month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of September 30, 2020, and the related statements of income and comprehensive income, and cash flows for the year then; and in our report dated November 18, 2020, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2020, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

Bakersfield, California

February 10, 2021

PISMO COAST VILLAGE, INC. BALANCE SHEETS DECEMBER 31, 2020 AND 2019 AND SEPTEMBER 30, 2020

	December 31, 2020	September 30, 2020	December 31, 2019

Assets
Current assets
Cash and cash equivalents	$6,739,572	$6,452,110	$4,986,308
Accounts receivable	22,628	25,610	33,759
Inventories	203,993	190,211	203,591
Prepaid income taxes	105,400	271,200	-
Prepaid expenses	142,085	22,086	131,070
Total current assets	7,213,678	6,961,217	5,354,728

Property and equipment
Net of accumulated depreciation and amortization	15,458,611	15,537,195	15,401,335

Total assets	$22,672,289	$22,498,412	$20,756,063

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$319,436	$280,784	$354,245
Accrued salaries and vacation	112,100	278,874	113,658
Rental deposits	2,086,812	2,058,135	1,716,141
Income taxes payable	-	-	33,600
Current portion of capital lease obligations	58,398	54,749	44,435
Total current liabilities	2,576,746	2,672,542	2,262,079

Long-term labilities
Deferred taxes	$403,300	$423,100	$437,700
PPP Loan Payable	556,675	555,715	-
Capital lease obligations, net of current portion	202,686	220,525	186,956
Total liabilities	3,739,407	3,871,882	2,886,735

Stockholders’ equity
Common stock – no par value, 1,800 shares issued 1,775 shares outstanding	$5,569,268	$5,569,268	$5,569,268
Retained earnings	13,363,614	13,057,262	12,300,060
Total stockholders’ equity	18,932,882	18,626,530	17,869,328

Total liabilities and stockholders’ equity	$22,672,289	$22,498,412	$20,756,063

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	Three Months Ended December 31,

	2020	2019
Income
Resort operations	$1,763,220	$1,555,852
Retail operations	310,423	261,300
Total income	2,073,643	1,817,152

Cost and expenses
Operating expenses	1,371,130	1,412,356
Cost of goods sold	146,688	123,011
Depreciation	99,881	103,098
Total costs and expenses	1,617,699	1,638,465

Income from operations	455,944	178,687

Other income (expense)
Interest/dividend income	499	506
Interest expense	(4,091)	(6,139)
Total other income (expense)	(3,592)	(5,633)

Income before provision for income tax	452,352	173,054

Provision for income tax	146,000	51,400

Net income	306,352	121,654

Net income per share	$172.59	$68.54

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY MARCH 31, JUNE 30, SEPTEMBER 30, AND DECEMBER 31, 2020

				Accumulated Other Comprehensive Income
	Common Stock		Retained Earnings
	Shares	Amount			Total

Balance – March 31, 2020	1,775	$5,569,268	$12,402,935	$-	$17,972,203
Net Income	-	-	(32,414)	-	(32,414)

Balance – June 30, 2020	1,775	$5,569,268	$12,370,521	$-	$17,939,789
Net Income	-	-	686,741	-	686,741

Balance – September 30, 2020	1,775	$5,569,268	$13,057,262	$-	$18,626,530
Net Income	-	-	306,352	-	306,352

Balance – December 31, 2020	1,775	$5,569,268	$13,363,614	$-	$18,932,882

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	2020		2019
Cash flows from operating activities
Net income		$306,352		$121,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$99,881		$103,098
Changes in operating assets and liabilities:
Accounts receivable	2,982		16,653
Inventories	(13,782)		(12,345)
Prepaid income taxes	165,800		4,900
Prepaid expenses	(119,999)		(104,963)
Accounts payable and accrued liabilities	38,652		77,874
Accrued salaries and vacation	(166,774)		(246,252)
Rental deposits	28,677		123,449
Income taxes payable			33,600
Deferred taxes	(19,800)		(7,100)
Total adjustments		15,637		(11,086)
Net cash provided by operating activities		321,989		110,568

Cash flows from investing activities
Capital expenditures	(21,297)		(189,474)
Net cash used in investing activities		(21,297)		(189,474)

Cash flows from financing activities
Borrowings on long-term debt	960
Principal payments on capital lease obligations	(14,190)		(10,810)
Net cash used in financing activities		(13,230)		(10,810)

Net increase (decrease) in cash and cash equivalents		287,462		(89,716)

Cash and cash equivalents – beginning of period		6,452,110		5,076,024

Cash and cash equivalents – end of period		$6,739,572		$4,986,308

Schedule of payments of interest and taxes
Cash paid for interest		$4,091		$6,139

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019 AND SEPTEMBER 30, 2020

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

Sales taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Finally, the Company collects Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments from guests which are remitted to the City of Pismo Beach and County of San Luis Obispo and are excluded from revenues. As of December 31, 2020, September 30, 2020 and December 31, 2019 the Company had $39,433, $71,145, and $36,456 in TOT and TBID assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued expenses on the combined balance sheet, respectively.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019 AND SEPTEMBER 30, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Disaggregation of Revenue

Revenue from performance obligations satisfied at a point in time consists of sales related to the Company accommodations and other ancillary goods and services at the location in Pismo Beach, California. The geographic nature of the revenue could affect the nature, timing, amount and uncertainty of revenue and cash flows. Revenue from site rentals, storage rental, spotting, and store and accessory sales accounts for approximately 62%, 16%, 5%, and 15% of the Company total revenue for the period ended December 31, 2020, respectively. Revenue from other ancillary goods and services accounts for the remaining 2% of revenue for the period ended December 31, 2020.

Customer Deposits

The Company does not recognize revenue when a customer prepays for resort accommodations. Rather, the Company records a deferred revenue liability equal to the amount received. Revenue is then recognized when the customer stays at the resort. As of December 31, 2020, September 30, 2020 and December 31, 2019, the Company had customer deposits related to prepaid village accommodations of $2,086,812, $2,058,135, and $1,716,141 on the balance sheet as rental deposits, respectively.

Cash and Cash Equivalents

                For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of December 31, 2020, September 30, 2020 and December 31, 2019 the Company had $6,097, $6,096 and $6,092 of cash equivalents, respectively.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts.  Management did not believe an allowance for doubtful accounts was necessary as of December 31, 2020, September 30, 2020, or December 31, 2019.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019 AND SEPTEMBER 30, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising

The Company follows the policy of charging the costs of non-direct response advertising as incurred.  Advertising expense was $1,247 and $4,384 for the three months ended December 31, 2020 and 2019, respectively.  Advertising expense was included in operating expenses on the statement of operations.

Concentration of Credit Risk

At December 31, 2020, September 30, 2020, and December 31, 2019 the Company had cash deposits of $4,921,367, $4,591,578, and $3,179,725, respectively, in excess of the $250,000 federally insured limit with Pacific Premier Bank.  However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network.  Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019 AND SEPTEMBER 30, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain reclassifications have been made to prior year balances to conform to current year presentation.  These reclassifications had no effect on the Company’s results of operations or financial position.

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Income Taxes topic.  ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach.  As of December 31, 2020, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes.  It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings.  The Company does not expect any material changes through December 31, 2021.  Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2017 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2016.

NOTE 3 – PROPERTY AND EQUIPMENT

At December 31, 2020, September 30, 2020, and December 31, 2019, property and equipment included the following:

	December 31, 2020	September 30, 2020	December 31, 2019

Land	$10,394,746	$10,394,747	$10,394,746
Building and resort improvements	11,349,249	11,349,248	11,342,501
Furniture, fixtures, equipment and leasehold improvements	679,303	679,303	703,255
Transportation equipment	794,974	794,974	768,755
Construction in progress	1,873,318	1,852,022	1,510,569
	25,091,590	25,070,294	24,719,826
Less accumulated depreciation and amortization	(9,632,979)	(9,533,099)	(9,318,491)
	$15,458,611	$15,537,195	$15,401,335

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019 AND SEPTEMBER 30, 2020

NOTE 3 – PROPERTY AND EQUIPMENT (continued)

Total depreciation and amortization expense for the three months ended December 31, 2020 and 2019 was $99,881 and $103,098, respectively.

At December 31, 2020, September 30, 2020, and December 31, 2019, the cost of assets under capital lease was $405,819, $405,819, and $398,770, respectively, and related accumulated amortization was $215,937, $196,991, and $217,554, respectively.  Amortization expense on assets under capital lease was $18,946 and $16,209 for the three months ended December 31, 2020 and 2019, respectively.

NOTE 4 – LINE OF CREDIT

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, expiring April 1, 2021.  There currently is a Letter of Credit written in favor of the County of San Luis Obispo (the County), California for $416,062 to cover a bond requirement relating to public improvements as part of the Company’s construction of a new RV service facility.  If the Company fails to complete the required public improvements, monies will be drawn from the credit line to satisfy the County.  A balance of $83,938 is available if the Company requires additional funding from the line of credit.  The Company expects the RV service facility project to be completed and bond satisfied by March 31, 2021.

NOTE 5 – CAPITAL LEASE OBLIGATIONS

At December 31, 2020, September 30, 2020, and December 31, 2019, capital lease obligations consisted of the following:

	December 31, 2020	September 30, 2020	December 31, 2019

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.532% per annum, through January 2023.	$26,104	$29,261	$38,470

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.644% per annum, through September 2024.	45,666	48,552	56,986

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.181% per annum, through May 2025.	53,537	56,411	64,812

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019 AND SEPTEMBER 30, 2020

NOTE 5 – CAPITAL LEASE OBLIGATIONS (continued)

	December 31, 2020	September 30, 2020	December 31, 2019

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,116, including interest at 4.101% per annum, through December 2025.	$60,054	$62,874	$71,123

A 2020 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,166, including interest at 5.406% per annum, through May 2027.	75,723	78,176	-

	261,084	275,274	231,391
Less current portion	(58,398)	(54,749)	(44,435)
Total capital lease obligations	$202,686	$220,525	$186,956

At December 31, 2020, future minimum payments on capital lease obligations were as follows:

For the Twelve Months Ending December 31,
2021	$69,288
2022	68,806
2023	55,380
2024	50,032
2025	28,244
Thereafter	19,823
Present value of future minimum payments	291,573
Less amount representing interest	(30,489)
261,084
Less current portion of capital lease obligations	(58,398)
Total capital lease obligations, net of current portion	$202,686

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019 AND SEPTEMBER 30, 2020

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

NOTE 7 – INCOME TAXES

The provision for income taxes for the three months ended December 31, 2020 and 2019 is as follows:

	Three Months Ended December 31,
	2020	2019
Income tax expense	$146,000	$51,400

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740.  The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

As of December 31, 2020, September 30, 2020, and December 31, 2019, the Company’s deferred tax liability was $403,300, $423,100, and $437,700, respectively.  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

NOTE 8 – OPERATING LEASES

The Company leases a lot which is located in Oceano and is leased at $3,421 per month.  The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.   As of the period ending December 31, 2020, the County is working on the lot.  As a result, this lease payment is not being made at this time and will be resumed once the County completes their work.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019 AND SEPTEMBER 30, 2020

NOTE 8 – OPERATING LEASES (continued)

The company has a five-year lease obligation for a copier.  Rental expense under this operating lease is $384 per month.  Future minimum lease payments under this obligation are as follows:

For the Twelve Months Ending December 31,
2020	$4,608
2021	4,608
2022	768
$9,984

Rent expense under these agreements was $11,967 and $1,242 for the three months ended December 31, 2020 and 2019, respectively.

NOTE 9 – EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company's matching portion of the 401(k) safe harbor plan was $18,231 and $23,140 for the three months ended December 31, 2020 and 2019, respectively.

NOTE 10 – COVID-19 PANDEMIC

Due to the uncertainty surrounding the recent COVID-19 pandemic, the length and severity of the outbreak, and the volatility in the world investment markets, there is uncertainty as to how these events will affect results of the Company’s operations going forward.  However, the Company experienced minimal impact from the COVID-19 pandemic during the quarter ended December 31, 2020.

NOTE 11 – PAYROLL PROTECTION PLAN LOAN

On April 28, 2020, the Company (the “Borrower”) was granted a loan in the aggregate amount of $553,802, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.  The loan, which was in the form of a note dated April 28, 2020 issued by the borrower, matures on April 28, 2022 and bears interest at a rate of 0.98% per annum,

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND 2019 AND SEPTEMBER 30, 2020

NOTE 11 – PAYROLL PROTECTION PLAN LOAN (continued)

payable monthly commencing on November 28, 2020.  The note may be prepaid by the borrower at any time prior to maturity with no prepayment penalties.  Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020.  The Company expects the note payable to be forgiven.

NOTE 12 – SUBSEQUENT EVENTS

Events subsequent to December 31, 2020 have been evaluated through February 10, 2021, which is the date the financial statements were available to be issued.  Management did not identify any subsequent events that required disclosure.