Form 10-Q
period 2021-03-31
PISMO COAST VILLAGE INC
filed 2021-05-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. In response, the County of San Luis Obispo followed by the Governor of California issued a Shelter at Home order effective March 19, 2020, requiring certain non-essential businesses to temporarily close to the public. The Company began canceling reservations on March 19, 2020 and closed the park on March 23, 2020.  The resort remained closed until May 22, 2020 at which time the County of San Luis Obispo permitted occupancy to fifty percent.  On June 12, 2020, the County of San Luis Obispo allowed lodging businesses to operate at full capacity with restrictions on amenities.  The Company enjoyed four consecutive months of record site occupancy until the State mandated a Stay-at-Home order on December 3, 2020.  This order limited non-essential travel, and caused significant cancelations for December 2020 and January 2021.  February and March of 2021 resumed with record occupancy, and projections are expected to meet or exceed 2020 occupancy for the remainder of fiscal year 2021.

RV storage and towing continue to be a primary source of revenue for the Company and is even year-to-date compared to last year. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in a national “My Favorite Campground” contest sponsored by Woodall’s, Pismo Coast Village was voted as one of the top ten favorite campgrounds for 2011

The Company’s commitment to quality, value, and enjoyment is underscored by the business’s success due to word of mouth and referrals from guests. In addition, investment for online marketing, ads in the two leading national directories, and trade magazine advertising formulates most of the business-marketing plan.

RESULTS OF OPERATIONS

The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from laundry and arcade operations by third party lessees; and (b) Retail Operations, consisting of revenues from General Store operations and from RV parts and service operations.

Income from resort operations for the three-month period ended March 31, 2021, increased $340,980, or 24.1%, above the same period in 2020. This increase in income reflects a $335,328, or 36.0%, increase in site revenue, and an increase of $13,080, or 3.1%, in RV storage and spotting activity. This increase in site revenue reflects paid site occupancy due to the COVID-19 crisis.  In March of 2020 there was a negative impact on paid occupancy, while the quarter ending March 31, 2021 reflects a 28% increase in paid occupancy over 2020.  Resort Operations Income for the six-months ended March 31, 2021, increased $548,348, or 18.5%, from the same period ended March 31, 2020. This increase is due primarily to an increase of $571,585, or 28.8%, in site rental revenue, which was primarily due to COVID-19 ramifications where the public sought outdoor recreation as a safe environment.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations for the three-month period ended March 31, 2021, increased $39,813, or 16.9%, above the same period in 2020. The General Store revenue was up $39,301, or 36.0%, and RV Service revenue increased $511, or 0.4%, from the previous year. Due to the COVID-19 the General Store was closed March 23, 2020 until June 12, 2020, while RV Service remained open during the crisis.  Retail revenue, and specifically General Store revenue increased 36.0%, above the same period ended March 31, 2020 due to increased occupancy.  Income from Retail Operations for the six-month period ending March 31, 2021, increased by $88,936, or 17.9%, over the previous year. The General Store was up $75,485, or 32.1%, and RV Service was up $13,450, or 5.1%. The increase in the General Store revenue primarily reflects the increased resort occupancy due to COVID-19. The increase in the RV Service program revenue reflects effort to target new business and new inventory. Management continues to place importance upon ongoing review of retail product mix, pricing, attention to service, and staff training. The Company anticipates positive performance in income from retail operations as the resort reopens for business following restrictions due to the COVID-19 pandemic.

Operating expenses for the three-month period ending March 31, 2021, decreased $79,028, or 6.1%, below the same period ended March 31, 2020. This decrease in expense primarily reflects labor, worker’s compensation, repairs and maintenance, and legal fees.  For the six-month period ending March 31, 2021, operating expenses decreased by $120,254, or 4.4%, below the same period in 2020. This decrease reflects payroll taxes, employee insurance benefits, worker’s compensation, employee travel/training, legal fees, WiFi expense, repairs and maintenance, vehicle expense, and recreation expense. Management continues to review and scrutinize expenses in order to maximize efficiency and profitability. Due to the age of the Resort, the Company is undertaking maintenance activity that is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, utility improvements, landscaping, and building repair.

Cost of Goods Sold expenses, as a percentage of retail income for the three-months ended March 31, 2021, are 46.5% compared to 44.6% for the same period in 2020. For the six-months ended March 31, 2021, Cost of Goods Sold expenses were 46.9 % compared to 45.9% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three-months ended March 31, 2021, is $3,985, compared to $4,801 for the same period in 2020. For the six-month period ended March 31, 2021, compared to the same period in 2020, interest expense was $8,076 and $10,940, respectively. This expense primarily reflects financing for trucks used in the company’s RV storage and towing operation.

Income before provision for income tax for the three-month period ended March 31, 2021, increased by $440,631, reflecting increased total income compared to the previous year and decreased operating expenses. For the six-months ended March 31, 2021, income before provisions for income tax increased by $719,929, reflecting increased total income and decreased operating expenses. Revenues during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

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

LIQUIDITY

The Company's current cash position, as of March 31, 2021, is $8,156,893, which is 58.9% more than the same position in 2020. This increase is primarily due to an increase in income, rental deposits, and decrease in capital expenditures. The cash balance increased $1,704,783 from fiscal year ended September 30, 2020, due to increase in income, rental deposits, reduction of expenses, and timing of capital expenditures. The present level of cash is being maintained in anticipation of large capital expenditures. Management is planning and implementing long-term renovations to the Resort property, which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles and replacing restroom buildings. The Company has also maintained a line of credit of $500,000 to ensure funds will be available, if required.

Accounts payable and accrued liabilities decreased $2,885 below the same period last year and decreased $314 since the 2020 fiscal year end, which reflects a timing of capital projects and accrued property taxes. All undisputed payables have been paid in full according to the Company's policy.

Working capital increased to $5,041,669 at the end of the second quarter of fiscal year 2021, compared with $4,288,675 at the end of fiscal year 2020, and $3,118,195 at quarter end March 31, 2020.

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

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures up to $200,000 in fiscal year 2021 to further enhance the Resort facilities and services. This would include the purchase of equipment with sweeper attachments, surveillance cameras for the resort, garbage compactor container, service truck for RV service, and a lift for the RV service facility.  Funding for these projects is expected to come from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of March 31, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2020.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six-months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:          May 14, 2021

Signature:   /s/ GARRY NELSON

Garry Nelson, President and Chairman of the Board

Date:          May 14, 2021

Signature:   /s/ JERRY ROBERTS

Jerry Roberts, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          May 14, 2021

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Results of Review of Interim Financial Information

We have reviewed the balance sheets of Pismo Coast Village, Inc., (the Company) as of March 31, 2021 and 2020, and the related statements of operations, and statement of changes in stockholders’ equity for the six-month periods ended March 31, 2021 and 2020, and statements of cash flows for the six-month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of September 30, 2020, and the related statements of operations, and statement of changes in stockholders’ equity, and cash flows for the year then ended; and in our report dated November 18, 2020, we expressed an unmodified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2020, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCAOB, the objective of which is the expression of an opinion regarding the interim financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

                                                            BROWN ARMSTRONG

                                                            ACCOUNTANCY CORPORATION

Bakersfield, California

May 14, 2021

PISMO COAST VILLAGE, INC. BALANCE SHEETS MARCH 31, 2021 AND 2020 AND SEPTEMBER 30, 2020

	March 31, 2021 (Unaudited)	September 30, 2020 (Audited)	March 31, 2020 (Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$8,156,893	$6,452,110	$5,132,971
Accounts receivable	19,662	25,610	23,919
Inventories	211,505	190,211	210,963
Prepaid income taxes	119,000	271,200	281,931
Prepaid expenses	23,757	22,086	27,917
Total current assets	8,530,817	6,961,217	5,677,701

Property and equipment
Net of accumulated depreciation and Amortization	15,414,122	15,537,195	15,463,103

Total Assets	$23,944,939	$22,498,412	$21,140,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$280,470	$280,784	$283,355
Accrued salaries and vacation	122,248	278,874	108,747
Rental deposits	3,027,365	2,058,135	2,120,707
Current portion of capital lease obligations	59,065	54,749	46,697
Total current liabilities	3,489,148	2,672,542	2,559,506

Long-Term Liabilities
Deferred taxes	375,400	423,100	435,600
PPP Loan Payable	557,635	555,715	-
Capital lease obligations, net of current portion	187,668	220,525	173,495
Total Liabilities	4,609,851	3,871,882	3,168,601

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued, 1,775 and 1775 shares outstanding at March 31, 2021 and 2020, respectively	5,569,268	5,569,268	5,569,268
Retained earnings	13,765,820	13,057,262	12,402,935
Total stockholders’ equity	19,335,088	18,626,530	17,972,203

Total Liabilities and Stockholders’ Equity	$23,944,939	$22,498,412	$21,140,804

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED) THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND 2020

	Three Months Ended March 31,		Six Months Ended March 31,

	2021	2020	2021	2020
Income
Resort operations	$1,755,638	$1,414,658	$3,518,858	$2,970,510
Retail operations	275,026	235,213	585,449	496,513
Total income	2,030,664	1,649,871	4,104,307	3,467,023

Cost and Expenses
Operating expenses	1,214,052	1,293,080	2,585,182	2,705,436
Cost of goods sold	127,768	105,013	274,456	228,024
Depreciation	98,687	101,602	198,568	204,700
Total cost and expenses	1,440,507	1,499,695	3,058,206	3,138,160

Income from Operations	590,157	150,176	1,046,101	328,863

Other Income (Expense)
Interest/dividend income	334	500	833	1,006
Interest expense	(3,985)	(4,801)	(8,076)	(10,940)
Total other income (expense)	(3,651)	(4,301)	(7,243)	(9,934)

Income Before Provision for Income Tax	586,506	145,875	1,038,858	318,929

Provision for Income Tax	(184,300)	(43,000)	(330,300)	(94,400)

Net Income	$402,206	$102,875	$708,558	$224,529

Other Comprehensive Income
Change in unrealized holding gains on available-for-sale securities, net of change in applicable deferred taxes			-	(11,143)
Total other comprehensive income			-	(11,143)

Total Comprehensive Income			$708,558	$213,386

Net Income Per Share			399.19	$126.50

Total Comprehensive Income Per Share			$399.19	$120.22

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) MARCH 31, 2021, MARCH 31, JUNE 30, SEPTEMBER 30, AND DECEMBER 31, 2020

				Accumulated Other Comprehensive Income

	Common Stock		Retained Earnings
	Shares	Amount			Total

Balance - March 31, 2020	1,775	$5,569,268	$12,402,935	$-	$17,972,203

Net Income	-	-	(32,414)	-	(32,414)

Balance – June 30, 2020	1,775	$5,569,268	$12,370,521	$-	$17,939,789

Net Income	-	-	686,741	-	686,741

Balance – September 30, 2020	1,775	$5,569,268	$13,057,262	$-	$18,626,530

Net Income	-	-	306,352	-	306,352

Balance – December 31, 2020	1,775	$5,569,268	$13,363,614	$-	$18,932,882

Net Income	-	-	402,206	-	402,206

Balance – March 31, 2020	1,775	$5,569,268	$13,765,820	$-	$19,335,088

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (Unaudited) SIX MONTHS ENDED MARCH 31, 2021 AND 2020

	2021		2020
Cash Flows from Operating Activities
Net Income		$708,558		$224,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$198,568		$204,700
Changes in operating assets and liabilities:
Accounts receivable	5,948		26,493
Inventory	(21,294)		(19,717)
Prepaid income taxes	152,200		(277,031)
Prepaid expenses	(1,671)		(1,810)
Accounts payable and accrued liabilities	(314)		6,984
Accrued salaries and vacation	(156,626)		(251,163)
Rental deposits	969,230		528,015
Deferred taxes	(47,700)		(9,200)
Total adjustments		1,098,341		207,271
Net cash provided by operating activities		1,806,899		431,800

Cash Flows from Investing Activities
Purchases of property and equipment	(75,495)		(352,844)
Net cash used in investing activities		(75,495)		(352,844)

Cash Flows from Financing Activities
Borrowings on long-term debt	1,920		-
Principal payments on capital lease obligations	(28,541)		(22,009)
Net cash used in financing activities		(26,621)		(22,009)

Net increase in cash and cash equivalents		1,704,783		56,947

Cash and Cash Equivalents – Beginning of Period		6,452,110		5,076,024

Cash and Cash Equivalents – End of Period		$8,156,893		$5,132,971

Schedule of Payments of Interest and Taxes:
Cash paid for interest		$8,076		$10,940

The accompanying notes are an integral part of these financial statements.

 PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 AND SEPTEMBER 30, 2020

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

Sales taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Finally, the Company collects Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments from guests which are remitted to the City of Pismo Beach and County of San Luis Obispo and are excluded from revenues.  As of March 31, 2021, September 30, 2020, and March 31, 2020, the Company had $77,401, $71,145, and $30,266 in TOT and TBID assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued expenses on the combined balance sheet, respectively.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 AND SEPTEMBER 30, 2020

NOTE 2:  SUMMARY OF SIGNFICANT ACCOUNTING POLICIES  (continued)

Disaggregation of Revenue

Revenue from performance obligations satisfied at a point in time consists of sales related to the Company accommodations and other ancillary goods and services at the location in Pismo Beach, California.  The geographic nature of the revenue could affect the nature, timing, amount and uncertainty of revenue and cash flows. Revenue from site rentals, storage rental, spotting, and store and accessory sales accounts for approximately 62%, 17%, 5%, and 14% of the Company total revenue for the period ended March 31, 2021, respectively.  Revenue from other ancillary goods and services accounts for the remaining 2% of revenue for the period ended March 31, 2021.

Customer Deposits

The Company does not recognize revenue when a customer prepays for resort accommodations.  Rather, the Company records a deferred revenue liability equal to the amount received.  Revenue is then recognized when the customer stays at the resort.  As of March 31, 2021, September 30, 2020, and March 31, 2020, the Company had customer deposits related to prepaid village accommodations of $3,027,365, $2,058,135, and $2,120,707 on the balance sheet as rental deposits, respectively.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of March 31, 2021, September 30, 2020, and March 31, 2020, the Company had $6,098, $6,096 and $6,094 of cash equivalents.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts.  Management did not believe an allowance for doubtful accounts was necessary as of March 31, 2021, September 30, 2020, and March 31, 2020.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 AND SEPTEMBER 30, 2020

NOTE 2:  SUMMARY OF SIGNFICANT ACCOUNTING POLICIES  (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred.  Advertising expense was $6,336 and $7,225 for the six months ended March 31, 2021 and 2020, respectively, and $5,089 and $2,841 for the three months ended March 31, 2021 and 2020, respectively.  Advertising expense was included in operating expenses on the statement of operations.

Concentration of Credit Risk

At March 31, 2021, September 30, 2020, and March 31, 2020 the Company had cash deposits of $6,299,526, $4,591,597 and $3,257,123, respectively, in excess of the $250,000 federally insured limit with Pacific Premier Bank.  However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network.  Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with ASC Income Taxes topic.  ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach.  As of March 31, 2021, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes.  It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings.  The Company does not expect any material changes through March 31, 2022.  Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2018 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2017.

NOTE 3: PROPERTY AND EQUIPMENT

At March 31, 2021, September 30, 2020, and March 31, 2020, property and equipment included the following:

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 AND SEPTEMBER 30, 2020

NOTE 3:  PROPERTY AND EQUIPMENT  (continued)

	March 31, 2021	September 30, 2020	March 31, 2020

Land	$10,394,747	$10,394,747	$10,394,747
Building and resort improvements	11,349,249	11,349,248	11,353,001
Furniture, fixtures, equipment and leasehold improvements	685,798	679,303	692,755
Transportation equipment	794,974	794,974	768,755
Construction in progress	1,921,021	1,852,022	1,673,938
	25,145,789	25,070,294	24,883,196
Less: accumulated depreciation	(9,731,667)	(9,533,099)	(9,420,093)
	$15,414,122	$15,537,195	$15,463,103

Total depreciation and amortization expense was $198,568 and $204,700 for the six months ended March 31, 2021 and 2020, respectively, and $98,687 and $101,602 for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021, September 30, 2020, and March 31, 2020, the cost of assets under capital lease was $405,819, $405,819, and $398,770 and related accumulated amortization was $234,882, $196,991 and $233,750, respectively.  Amortization expense on assets under capital lease was $37,891 and $32,415 for the six months ended March 31, 2021 and 2020, respectively, and $19,035 and $16,206 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 4: LINE OF CREDIT

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, expiring April 1, 2021. There currently is a Letter of Credit written in favor of the County of San Luis Obispo (the County), California for $416,062 to cover a bond requirement relating to public improvements as part of the Company’s construction of a new RV service facility. If the Company fails to complete the required public improvements, monies will be drawn from the credit line to satisfy the County. A balance of $83,938 is available if the Company requires additional funding from the line of credit. The Company expects the RV service facility project to be completed and bond satisfied by June 30, 2021.

NOTE 5:  CAPITAL LEASE OBLIGATIONS

At March 31, 2021, September 30, 2020, and March 31, 2020, capital lease obligations consisted of the following:

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 AND SEPTEMBER 30, 2020

NOTE 5:  CAPITAL LEASE OBLIGATIONS  (continued)

	March 31, 2021 (Unaudited)	September 30, 2020 (Audited)	March 31, 2020 (Unaudited)

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,159, including interest at 4.532% per annum, through January 2023.	$22,912	$29,261	$35,469

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,147, including interest at 4.644% per annum, through September 2024.	42,744	48,552	54,228

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,151, including interest at 4.181% per annum, through May 2025.	50,633	56,411	62,070

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,151, including interest at 4.101% per annum, through December 2025.	57,207	62,874	68,425

A 2020 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,166, including interest at 5.406% per annum, through May 2027.	73,237	78,176	-
	246,733	275,274	220,192
Less current portion	(59,065)	(54,749)	(46,697)

Total capital lease obligations	$187,668	$220,525	$173,495

At March 31, 2021, future minimum payments on the capital lease obligations were as follows:

For the Twelve Months Ending March 31,
2021	$69,288
2022	65,329
2023	55,380
2024	46,392
2025	21,538
Thereafter	16,325
Present value of future minimum payments	274,252
Less amount representing interest	(27,519)
246,733
Less current portion of capital lease obligations	(59,065)
Total capital lease obligations, net of current portion	$187,668

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 AND SEPTEMBER 30, 2020

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

NOTE 7:  INCOME TAXES

The provision for income taxes for the three and six months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Income tax (expense) benefit	$(184,300)	(43,000)	$(330,300)	$(94,400)

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740.  The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

As of March 31, 2021, September 30, 2020, and March 31, 2020, the Company’s deferred tax liability was $375,400 $423,100 and $435,600, respectively.  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

NOTE 8:  OPERATING LEASES

The Company leases property for RV storage which is located in Oceano and is leased at $3,575 per month. The Company entered into a lease with the County of San Luis Obispo on 06/02/2020 which expires 06/02/2022 at which time there will be an option to renew.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is

$384 per month.  Future minimum lease payments under this obligation are as follows:

For the Twelve Months Ending March 31,
2021	$4,608
2022	4,224
Total	$8,832

Rent expense under these agreements was $23,953 and $2,483 for the six months ended March 31, 2021 and 2020, respectively, and $11,987 and $1,241 for the three months ended March 31, 2021 and 2020, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020 AND SEPTEMBER 30, 2020

NOTE 9:  EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company’s matching portion of the 401(k) safe harbor plan was $32,147 and $38,540 for the six months ended March 31, 2021 and 2020, respectively, and $13,916 and $15,400 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 10:  COVID-19 Pandemic

Due to the uncertainty surrounding the recent COVID-19 pandemic, the length and severity of the outbreak, and the volatility in the world investment markets, there is uncertainty as to how these events will affect results of the Company’s operations going forward.  However, the Company experienced minimal impact from the COVID-19 pandemic during the period ended March 31, 2021.

NOTE 11:  PAYROLL PROTECTION PLAN LOAN

On April 28, 2020, the Company (the “Borrower”) was granted a loan in the aggregate amount of $553,802, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.  The loan, which was in the form of a note dated April 28, 2020 issued by the borrower, matures on April 28, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 28, 2020.  The note may be prepaid by the borrower at any time prior to maturity with no prepayment penalties.  Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020.  The Company expects the note payable to be forgiven. Therefore, interest noted on the balance sheet will not be applied.

NOTE 12:  SUBSEQUENT EVENTS

Events subsequent to March 31, 2021 have been evaluated through May 7, 2021, which is the date the financial statements were available to be issued.  Management did not identify any subsequent events that required disclosure.