Form 10-Q
period 2021-06-30
PISMO COAST VILLAGE INC
filed 2021-08-10
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. In response, the County of San Luis Obispo followed by the Governor of California issued a Shelter at Home order effective March 19, 2020, requiring certain non-essential businesses to temporarily close to the public. The Company began canceling reservations on March 19, 2020 and closed the park on March 23, 2020.  The resort remained closed until May 22, 2020 at which time the County of San Luis Obispo permitted occupancy to fifty percent.  On June 12, 2020, the County of San Luis Obispo allowed lodging businesses to operate at full capacity with restrictions on amenities.  The Company enjoyed four consecutive months of record site occupancy until the State mandated a Stay-at-Home order on December 3, 2020.  This order limited non-essential travel, and caused significant cancelations for December 2020 and January 2021.  February, March, April, and May of 2021 resumed with record occupancy, and projections are expected to meet or exceed 2020 occupancy for the remainder of fiscal year 2021.

The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Total year-to-date site occupancy is up 48.0% compared to this time last year primarily due to COVID-19 closing the resort last year. Occupancy projections look equal to last year throughout the remainder of the fiscal year unless the resort is required to close or modify operations due to COVID-19 ramifications. Revenues from ancillary operations, such as the store, arcade, laundromat, and bike rental were significantly negatively impacted last year due to the COVID-19 closure and ongoing impact.

RV storage continues to be a major source of revenue for the Company; however, the program experienced a 2.8% decrease in revenue due to COVID-19 during the third quarter of FY 2020.  The same period in 2021 has increased RV storage revenue by 4.4%.  RV storage provides numerous benefits to the customer, including no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

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

Income from Resort Operations for the three-month period ended June 30, 2021, increased $1,399,623, or 134.9%, above the same period in 2020. Resort Income for the nine months ended June 30, 2021, increased $1,947,971, or 48.6%, above the same period ended June 30, 2020. This increase in the quarter ending June 30, 2021, is directly due to the impact of the COVID-19 pandemic closing the resort to the public last year.  On March 23, 2020, the resort was closed due to concern of COVID-19 infecting resort guests and employees.

The resort remained closed until May 22, 2020 at which time the County of San Luis Obispo allowed occupancy to fifty percent.  On June 5, 2020, the County of San Luis Obispo allowed lodging businesses to operate at full capacity with restrictions on amenities.  Site Revenue for the quarter ending June 30, 2021 was up $1,265,815, or 204.3% above the same period in 2020.  This reflects an increase in paid site night occupancy of 19,953 or 232.9% compared to the previous year. The resort was closed in 2020 during Spring Break, a traditional time of high occupancy and high revenue for the company. The increase in Resort Operations Income for the nine-month period reflects an increase of $1,837,399, or 70.5% in site revenue, and an increase of $80,251, or 6.1% in RV Storage and towing activity.  These increases reflect the impact of the COVID-19 pandemic on 2020.  Management feels revenues reflect ongoing loyalty from return customers that appreciate the Resort’s location and commitment to quality guest services.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information~~.~~

Income from Retail Operations, for the three-month period ending June 30, 2021, increased $194,180, or 118.0%, above the same period in 2020. This increase reflects a $133,390, or 204.6%, increase in the General store revenue, and $60,790, or 61.2% increase in RV Service revenue. These increases in revenue are directly attributed to the impacts due to COVID-19.  Income from Retail Operations for the nine-month period ending June 30, 2021, increased by $283,116, or 42.8%, above the same period ended June 30, 2020. This year-to-date income reflects a $208,875, or 69.5%, increase in the General Store income, and a $74,241, or 20.6%, increase in RV Service income. Management feels these increases in revenues are directly attributed to recovery from the impacts of COVID-19.

Operating expenses for the quarter ended June 30, 2021, increased $327,979, or 30.8%, from the same period in 2020. This increase in expense is primarily a result of labor and labor related expenses, credit card expense, electricity, water, gas, garbage, repairs and maintenance, and vehicle expense.  Many of these expenses are occupancy related, and therefore reflective of being in full operation this year. Operating expenses for the nine-month period ended June 30, 2021, increased $207,725, or 5.5%, from the same period in 2020. This increase is primarily due to labor, credit card expense, land lease, water/sewer, gas, garbage, and electricity.

Cost of Goods Sold for 2021 are within projected levels at 47.6% of retail sales for the quarter and 47.1% year-to-date. Cost of Goods Sold for 2020 was 39.0% and 44.2%, respectively.

Interest Expense for the three-month and nine-month periods ended June 30, 2021, is $2,830 and $10,906, respectively, compared to $2,224 and $13,163 the previous year. This increase in interest expense reflects the current capital lease obligations, which are primarily for trucks used in the company’s RV storage and towing operation.

Income Before Provision for Income Tax for the three-month period ended June 30, 2021, increased by $1,698,625, reflecting increased total income compared to the previous year including Paycheck Protection Program loan forgiveness income. For the nine months ended June 30, 2021, Income Before Provisions for Income Tax increased by $2,418,553, reflecting increased total income, including Paycheck Protection Program loan forgiveness income. Revenues during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

Net Income for the quarter ending June 30, 2021, increased by $1,386,725, compared with the same period ending June 30, 2020. This quarterly increase in Net Income is primarily due to increased resort operations and retail revenue as a result of recovery following COVID-19 impacts on the business. Net Income for the nine months ending June 30, 2020, increased by $1,870,753, compared with the same period ending June 30, 2020. This increase in Net Income is a result of an increase in all resort and retail revenue following the reopening of the business after being closed due to COVID-19. These Net Income figures for 2021 also include the PPP loan forgiveness income. The last quarter of 2021 is expected to provide adequate resources for continuing business and provide for planned capital expenditures.

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

LIQUIDITY

The Company's current cash position, as of June 30, 2021, is $8,958,705, which is 51.8% more than the same position in 2020. This increase is primarily due to increased revenues, rental deposits, and timing of capital expenditures. The cash balance increased $2,506,595, or 38.8%, from fiscal year ended September 30, 2020, due to increased revenue, rental deposits, and timing of capital expenditures. The present level of cash is being maintained in anticipation of large capital expenditures in the current and upcoming fiscal year.

Accounts Payable and Accrued Liabilities decreased $15,365, or 5.7% to an amount of $251,900 for June 30, 2021, compared to the same period ending 2020. This decrease was primarily due to timing of payment of monthly liabilities, which included construction costs for the new RV service and repair facility the previous year. All undisputed payables have been paid in full according to the Company's policy.

Accounts Receivable for the period ending June 30, 2021, increased $8,961 above June 30, 2020, and reflects an increase of delinquent RV storage payments due to COVID-19 impacts on customers.

Working capital increased to $5,973,871 at the end of the third quarter of fiscal year 2021, compared with $4,288,675 at the end of fiscal year 2020, and $3,596,862 at quarter end June 30, 2020.

The Company has consistently demonstrated an ability to optimize revenues developed from the resort and retail operations during the summer season. Historically the Company, because of its seasonal market, has produced 60% to 65% of its revenue during the third and fourth quarters of the fiscal year, with more than 40% being produced during the fourth quarter. The fourth quarter occupancy is expected to be consistent with that of past years. The Company has a revolving line of credit for $500,000 to augment operating or capital expenditure cash needs during off-season periods. The Company considers its financial position sufficient to meet its anticipated future financial requirements. The foregoing information is forward-looking, based upon certain assumptions of future performance, which may not come to fruition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2020.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine-months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:          August 10, 2021

Signature:   /s/ GARRY NELSON

Garry Nelson, President and Chairman of the Board

Date:          August 10, 2021

Signature:   /s/ JERRY ROBERTS

Jerry Roberts, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          August 10, 2021

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Results of Review of Interim Financial Information

We have reviewed the balance sheets of Pismo Coast Village, Inc. (the Company) as of June 30, 2021 and 2020, and the related statements of incomes, and statement of changes in stockholders’ equity for the three-month and nine-month periods ended June 30, 2021 and 2020, and statements of cash flows for the three-month and nine-month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of September 30, 2020, and the related statements of income and comprehensive income, and cash flows for the year then; and in our report dated November 18, 2020, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2020, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

BROWN ARMSTRONG

ACCOUNTANCY CORPORATION

Bakersfield, California

August 10, 2021

PISMO COAST VILLAGE, INC. BALANCE SHEETS JUNE 30, 2021 AND 2020 AND SEPTEMBER 30, 2020

	June 30, 2021 (Unaudited)	September 30, 2020 (Audited)	June 30, 2020 (Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$8,958,705	$6,452,110	$5,903,061
Accounts receivable	30,547	25,610	21,586
Inventories	197,111	190,211	207,733
Prepaid income taxes	-	271,200	408,431
Prepaid expenses	8,351	22,086	1,335
Total current assets	9,194,714	6,961,217	6,542,146

Property and equipment
Net of accumulated depreciation and amortization	15,294,015	15,537,195	15,567,746

Total Assets	$24,488,729	$22,498,412	$22,109,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$251,900	$280,784	$267,265
Accrued salaries and vacation	124,898	278,874	113,359
Rental deposits	2,780,374	2,058,135	2,507,573
Income taxes payable	3,600	-	-
Current portion of capital lease obligations	60,071	54,749	57,087
Total current liabilities	3,220,843	2,672,542	2,945,284

Long-Term Liabilities
Deferred taxes	406,400	423,100	438,800
PPP Loan Payable	-	555,715	553,802
Capital lease obligations, net of current portion	172,087	220,525	232,217
Total Liabilities	3,799,330	3,871,882	4,170,103

Stockholders’ Equity
Common stock – no par value, 1,800 shares issued, 1,775 shares outstanding	5,569,268	5,569,268	5,569,268
Retained earnings	15,120,131	13,057,262	12,370,521
Total stockholders’ equity	20,689,399	18,626,530	17,939,789

Total Liabilities and Stockholders’ Equity	$24,488,729	$22,498,412	$22,109,892

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED) THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

	Three Months Ended June 30,		Nine Months Ended June 30,

	2021	2020	2021	2020
Income
Resort operations	$2,436,963	$1,037,340	$5,955,821	$4,007,850
Retail operations	358,748	164,568	944,197	661,081
Total income	2,795,711	1,201,908	6,900,018	4,668,931

Cost and Expenses
Operating expenses	1,394,514	1,066,535	3,979,696	3,771,971
Cost of goods sold	170,653	64,244	445,109	292,268
Depreciation and amortization	122,516	105,117	321,084	309,817
Total cost and expenses	1,687,683	1,235,896	4,745,889	4,374,056

Income from Operations	1,108,028	(33,988)	2,154,129	294,875

Other Income (Expense)
Interest and dividend income	78	498	911	1,504
Interest expense	(2,830)	(2,224)	(10,906)	(13,163)
PPP loan forgiveness income	557,635	-	557,635	-
Total other income (expense)	554,883	(1,726)	547,640	(11,659)

Income Before Provision for Income Tax	1,662,911	(35,714)	2,701,769	283,216

Income Tax (Expense)	(308,600)	3,300	(638,900)	(91,100)

Net Income	$1,354,311	$(32,414)	$2,062,869	$192,116

Net Income Per Share	$762.99	$(18.26)	$1,162.18	$108.23

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED) THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

				Accumulated Other Comprehensive Income

	Common Stock		Retained Earnings
	Shares	Amount			Total

Balance – June 30, 2020	1,775	$5,569,268	$12,370,521	$-	$17,939,789

Net Income	-	-	686,741	-	686,741

Balance – September 30, 2020	1,775	$5,569,268	$13,057,262	$-	$18,626,530

Net Income	-	-	306,352	-	306,352

Balance – December 31, 2020	1,775	$5,569,268	$13,363,614	-	$18,932,882

Net Income	-	-	402,206	-	402,206

Balance – March 31, 2021	1,775	$5,569,268	$13,765,820	$-	$19,335,088

Net Income	-	-	1,354,311	-	1,354,311

Balance – June 30, 2021	1,775	$5,569,268	$15,120,131	$-	$20,689,399

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (UNAUDITED) NINE MONTHS ENDED JUNE 30, 2021 AND 2020

2021			2020
Cash Flows From Operating Activities
Net Income		$2,062,869		$192,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$321,084		$309,817
PPP loan forgiveness income	(555,715)		-
Accounts receivable	(4,937)		28,826
Inventory	(6,900)		(16,487)
Prepaid income taxes	271,200		(403,531)
Prepaid expenses	13,735		24,772
Accounts payable and accrued liabilities	(28,885)		(9,107)
Accrued salaries and vacation	(153,976)		(246,551)
Rental deposits	722,239		914,881
Income taxes payable	3,600		-
Long term deferred income taxes	(16,700)		(6,000)
Total adjustments		564,745		596,620
Net cash provided by operating activities		2,627,614		788,736

Cash Flows From Investing Activities
Purchases of property and equipment	(77,905)		(562,605)
Net cash used in investing activities		(77,905)		(562,605)

Cash Flows from Financing Activities
Proceeds from loans	-		553,802
Acquisition of capital lease assets	-		81,669
Principal payments on capital lease obligations	(43,114)		(34,565)
Net cash provided by financing Activities		(43,114)		600,906

Net increase in cash and cash equivalents		2,506,595		827,037

Cash and Cash Equivalents – Beginning of Period		6,452,110		5,076,024

Cash and Cash Equivalents – End of Period		8,958,705		$5,903,061

Schedule of Payments of Interest and Taxes
Payments for interest		$10,906		$13,163
Payments for income tax		$380,768		$480,631

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (Unaudited) AND SEPTEMBER 30, 2020 (Audited)

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

Sales taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.   Finally, the Company collects Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments from guests which are remitted to the City of Pismo Beach and County of San Luis Obispo and are excluded from revenues.  At June 30, 2021, September 30, 2020, and June 30, 2020, the Company had $100,797, $71,145, and $73,903 in TOT and TBID assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued expenses on the combined balance sheet, respectively.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2021 AND 2020 (Unaudited) AND SEPTEMBER 30, 2020 (Audited)

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

Disaggregation of Revenue

Revenue from performance obligations satisfied at a point in time consists of sales related to the Company accommodations and other ancillary goods and services at the location in Pismo Beach, California.  The geographic nature of the revenue could affect the nature, timing, amount and uncertainty of revenue and cash flows.  Revenue from site rentals, storage rental, spotting, and store and accessory sales accounts for approximately 64%, 15%, 4%, and 14% of the Company total revenue for the period ended June 30, 2021, respectively.  Revenue from other ancillary goods and services accounts for the remaining 3% of revenue for the period ended June 30, 2021.

Customer Deposits

The Company does not recognize revenue when a customer prepays for resort accommodations.  Rather, the Company records a deferred revenue liability equal to the amount received.  Revenue is then recognized when the customer stays at the resort.  As of June 30, 2021, September 30, 2020, and June 30, 2020, the Company had Customer deposits related to prepaid village accommodations was $2,780,374, $2,058,135, and $2,507,573 on the balance sheet as rental deposits, respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with an original maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2021, September 30, 2020, and June 30, 2020, the Company had $6,099, $6,096 and $6,096 of cash equivalents.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts.  Management did not believe an allowance for doubtful accounts was necessary as of June 30, 2021, September 30, 2020, or June 30, 2020.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2021 AND 2020 (Unaudited) AND SEPTEMBER 30, 2020 (Audited)

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

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred.  Advertising expense was $7,456 and $9,967 for the nine months ended June 30, 2021 and 2020, respectively, and $1,120 and $2,742 for the three months ended June 30, 2021 and 2020, respectively.  Advertising expense was included in operating expenses on the statement of operations.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2021 AND 2020 (Unaudited) AND SEPTEMBER 30, 2020 (Audited)

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

At June 30, 2021, September 30, 2020, and June 30, 2020, the Company had cash deposits of $7,082,980, $4,591,578, and $4,016,180 in excess of the $250,000 federally insured limit with Pacific Premier Bank, respectively.  However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network.  Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

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

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach.  As of June 30, 2021, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes.  It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings.  The Company does not expect any material changes through June 30, 2022.  Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2018 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2017.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2021 AND 2020 (Unaudited) AND SEPTEMBER 30, 2020 (Audited)

NOTE 3:   PROPERTY AND EQUIPMENT

At June 30, 2021, September 30, 2020, and June 30, 2020, property and equipment included the following:

	June 30, 2021	September 30, 2020	June 30, 2020

Land	$10,394,746	$10,394,747	$10,394,746
Building and resort improvements	$11,349,249	$11,349,248	$11,353,001
Furniture, fixtures, equipment, and leasehold improvements	$679,303	$679,303	$692,755
Transportation equipment	$801,469	$794,974	$869,594
Construction in progress	$1,923,431	$1,852,022	$1,782,860
	$25,148,198	$25,070,294	$25,092,956
Less accumulated depreciation	(9,854,183)	(9,533,099)	(9,525,210)
	$15,294,015	$15,537,195	$15,567,746

Depreciation and amortization expense was $321,084 and $309,817 for the nine months ended June 30, 2021 and 2020, respectively, and $122,516 and $105,117 for the three months ended June 30, 2021 and 2020, respectively.

At June 30, 2021, September 30, 2020, and June 30, 2020, the cost of assets under capital lease was $405,819, $405,819, and $480,439, respectively, and related accumulated amortization was $251,139, $196,991, and $252,680, respectively.  Amortization expense on assets under capital lease was $54,148, and $51,345 for the nine months ended June 30, 2021 and 2020, respectively, and $16,257 and $18,930 for the three months ended June 30, 2021 and 2020, respectively.

NOTE 4:   LINE OF CREDIT

The Company had a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, expiring April 1, 2022.  The Company received a Letter of Credit written in favor of the County of San Luis Obispo (the County), California for $412,062 to cover a bond requirement relating to public improvements as part of the Company’s construction of a new RV service facility.  The Company completed the required public improvements and the Letter of credit has been exonerated.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2021 AND 2020 (Unaudited) AND SEPTEMBER 30, 2020 (Audited)

NOTE 5:   CAPITAL LEASE OBLIGATIONS

At June 30, 2021, September 30, 2020, and June 30, 2020, capital lease obligations consisted of the following:

	June 30, 2021	September 30, 2020	June 30, 2020

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in Monthly installments of $1,159, including Interest at 4.532% per annum, through January 2023.	$19,662	$29,261	$32,383

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,147, including interest at 4.644% per annum, through September 2024.	$39,774	$48,552	$51,407

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,151, including interest at 4.181% per annum, through May 2025.	$47,676	$56,411	$59,256

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,151, including interest at 4.101% per annum, through December 2025.	$54,328	$62,874	$65,663

A 2020 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,166, including interest at 5.406% per annum, through May 2027.	$70,718	$78,176	$80,595
	$232,158	$275,274	$289,304
Less current portion	(60,071)	(54,749)	(57,087)

Total capital lease obligations, net of current portion	$172,087	$220,525	$232,217

For the Twelve Months Ending June 30,
2022	$69,611
2023	61,967
2024	55,612
2025	38,736
2026	18,038
Thereafter	12,826
Total minimum lease payments	256,790
Less amount representing interest	(24,632)
Present value of lease payments	232,158
Less current portion	(60,071)
Capital lease obligations, net of current portion	$172,087

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2021 AND 2020 (Unaudited) AND SEPTEMBER 30, 2020 (Audited)

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

NOTE 7:   INCOME TAXES

The provision for income taxes for the three months and nine months ending June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Income tax expense (benefit)	$308,600	$(3,300)	$638,900	$91,100

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740.  The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

As of June 30, 2021, September 30, 2020, and June 30, 2020, the Company’s deferred tax liability was $406,400, $423,100, and $438,800, respectively.  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

NOTE 8:   PAYROLL PROTECTION PLAN LOAN

On April 28, 2020, the Company (the “Borrower”) was granted a loan in the aggregate amount of $553,802, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The loan, which was in the form of a note dated April 28, 2020 issued by the borrower, matures on April 28, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 28, 2020.  The note may be prepaid by the borrower at any time prior to maturity with no prepayment penalties.  Funds from the loan were only used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020.  The Company received full forgiveness of the loan as of May 10, 2021.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2021 AND 2020 (Unaudited) AND SEPTEMBER 30, 2020 (Audited)

NOTE 9:   OPERATING LEASES

The Company leases a lot located in Oceano for $3,575 per month.  The lease has converted to a month-to-month lease however the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier.  Rental expense under this operating lease is $384 per month.  Future minimum lease payments under this obligation are as follows:

For the Twelve Months Ending June 30,
2021	$4,608
2022	3,072
$7,680

Rent expense under these lease agreements was $36,001 and $6,867 for the nine months ended June 30, 2021 and 2020, respectively, and $12,048 and $4,384 for the three months ended June 30, 2021 and 2020, respectively.

NOTE 10:   EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company’s matching portion of the 401(k) safe harbor plan was $46,562, and $49,638 for the nine months ended June 30, 2021 and 2020, respectively, and $14,415 and $11,098 for the three months ended June 30, 2021 and 2020, respectively.

NOTE 11:   SUBSEQUENT EVENTS

Events subsequent to June 30, 2021 have been evaluated through August 10, 2021, which is the date the financial statements were available to be issued.  Management did not identify any subsequent events that require disclosure.