Form 10-K
period 2021-09-30
PISMO COAST VILLAGE INC
filed 2021-12-16
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES [  ]            NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.        $78,100,000

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2021 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 15, 2022, are incorporated by reference into Part III.

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

Competition for the tourist market is strong between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's website and social media to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded $38,690 for fiscal year 2021, which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

EMPLOYEES

As of September 30, 2021, the Company employed approximately 61 people, with 13 of these on a part-time basis and 48 on a full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 57 employees to 63 employees. Management considers its labor relations to be good.

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

On May 20, 2015, the Company closed escrow on a one-acre property located at 2096 Nipomo Street in Oceano, California, to be developed as an RV Repair and Service facility. The purchase price was $425,000 and required the demolition of a two-story residence. The Company successfully expanded the usable property area by seeking road abandonment. On September 1, 2017, the Company received a Minor Use Permit with conditions from San Luis Obispo County. Construction was completed and the Certificate of Occupancy was received from the County of San Luis Obispo in March of 2021.

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

Associated with the previously mentioned property, and included within the fenced storage perimeter, is the lease of a ten-foot by 960-foot section belonging to Union Pacific Railroad. This lease also allows for the Company's fence to encroach upon the lessor's property. This annual lease is currently $7,379, with a 3% automatic annual increase.

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

On June 2, 2020, the San Luis Obispo County Board of Supervisors voted to approve a lease with the Company following the completion of the Oceano Drainage project. The initial lease term is for two years and may be extended for four additional and successive two-year terms. Monthly lease is set at $3,737 with an annual adjustment based on Consumer Price Index published in July.

The Resort leases out areas to other companies to ensure that the best service and equipment are available for guest use or creates cash flow for the Company. These areas are leased from the Company pursuant to the herein below described leases.

1.   RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC.

This agreement is dated November 1, 2021, and pursuant to this agreement, the Company granted Coin Amusements, Inc. the concession to operate various coin-operated game units at the Resort. The one-year term expires on October 31, 2022, and continued renewal is expected without significant impact.

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

ITEM 4.       (REMOVED AND RESERVED).

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a.   MARKET INFORMATION

There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company’s shares as Pismo Coast Investments. The last transaction the Company is aware of occurred August 10, 2021, at a price of $44,000 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

b.   HOLDERS

The approximate number of holders of the Company's common stock on September 30, 2021, was 1,506.

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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses the Company's financial condition as of September 30, 2021, compared with September 30, 2020. The discussion should be read in conjunction with the audited financial statement and the related notes to the financial statement and the other financial information included elsewhere in this Form 10-K.

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

The Company is authorized to issue 1,800 shares of one class, all with equal voting rights and all being without par value. Transfers of shares are restricted by Company bylaws. One such restriction is that transferees must acquire shares with intent to hold the same for the purpose of enjoying camping rights and other benefits to which a shareholder is entitled. Each share of stock is intended to provide the shareholder with the opportunity for 45 nights of free site use per year. However, if the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

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

The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Site occupancy for fiscal year 2020 was down 18.0%, following the previous year’s occupancy, primarily due to the impacts of COVID-19. Revenues from ancillary operations, such as the General Store, RV service, laundromat, arcade, and bike rental, were significantly decreased due to the COVID-19 closure and ongoing impact.

Following the full resort reopening on June 5, 2020, the company experienced multiple months of record occupancy, including fiscal year 2021 reflecting record occupancy. This occupancy has directly impacted the increase of revenue in all segments of the company.

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

CURRENT OPERATING PLANS

The Board of Directors continues its previously established policy by adopting a stringent conservative budget for fiscal year 2022, which projects a positive cash flow of approximately $2,757,241 from operations. This projection is based on paid site occupancy reflecting similar occupancy as experienced in fiscal year 2019, as fiscal year 2020 occupancy was skewed due to the COVID-19 closure. The 2022 budget plan includes a $5 per night increase for all site rentals effective January 1, 2022. While the Company projects a positive cash flow, this cannot be assured for fiscal year 2022.

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

Net cash provided by operating activities totaled $3,001,405 in 2021, compared to $1,424,339 for the 2020 fiscal year.

During fiscal year 2021, capital investment of $169,180 was made that included a new street sweeper, a garbage compactor container, and final construction on the RV shop. During fiscal year 2020, capital investment of $637,041 was made that included construction on the new RV service facility, and a new Hino trailer tow truck. These projects were completed on time and within budget.

Fiscal year 2021's current ratio (current assets to current liabilities) of 3.06 increased from fiscal year 2019's current ratio of 2.60. The increase in current ratio is the result of increased cash and cash equivalents.

Working Capital increased to $6,377,259 at the end of fiscal year 2021, compared to $4,288,675 at the end of fiscal year 2020. This increase is primarily a result of increased cash and cash equivalents as a result of increased income from Resort operations and postponement of some capital projects.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures up to $223,000 in fiscal year 2022 to further enhance the Resort facilities and services. This would include upgrading the resort WiFi system, installing six surveillance cameras on the resort, replacing two older pickups, and replacing a tractor. Funding for these projects is expected to come from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR-TO-YEAR COMPARISON

Revenue: Operating revenue, interest and other income increased above the prior fiscal year ended September 30, 2020, by $2,379,128, or 32.0%.

REVENUE BY SEGMENT

	2021	2020
OCCUPANCY
% of Shareholder Site Use	23.8%	20.4%
% of Paid Site Rental	65.4%	47.1%
% Total Site Occupancy	87.5%	67.7%
% of Storage Rental	99.0%	99.0%
Average Paid Site	$67.27	$64.8

RESORT OPERATIONS
Site Rental	$6,421,329	$4,469,703
Storage Operations	1,895,295	1,788,939
Support Operations	188,275	121,726
Total	8,504,899	6,380,368

RETAIL OPERATIONS
Store	705,779	554,899
RV Repair/Parts Store	600,228	495,488
Total	1,306,007	1,050,387

INTEREST INCOME	981	2,004

TOTAL REVENUE	$9,811,887	$7,432,759

Occupancy rates on the previous table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, laundromat, recreational activities, and other less significant sources.

2021 COMPARED WITH 2020

Resort operations income increased $2,124,531, or 33.3%, primarily due to COVID-19 and the resort campsites being closed from March 23, 2020 until May 22, 2020. Paid site revenue increased  $1,951,626, or 43.7%, due to an increase of 26,372, or 38.2% in paid site night occupancy. Due to the temporary resort closure in 2020, RV Storage and RV Spotting revenue increased $111,526, or 6.5%, for fiscal year ended September 30, 2021.

Retail operations income increased $255,620, or 24.3%, primarily due to the impact of COVID-19 on all resort retail segments during fiscal year 2020. While the RV Service operation was able to remain open, the General Store on the resort was closed from March 23, 2020 until June 5, 2020. The RV Service department revenue increased $104,740, or 21.1% above the previous year. The General Store revenue increased $150,879, or 27.2% above the previous year. In an effort to maximize revenue, management continues to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service. In addition, management has actively promoted the RV service and retail operation locally compared to previous years.

Interest/Dividend Income decreased $1,023, or 51.0%, below the previous year. Interest Expense decreased to $13,545 in 2021 compared to $17,413 the previous year.

Operating Expenses increased $581,865, or 11.1%, as a result of labor, small equipment, credit card service expense, land lease, utilities including water/sewer, gas, electricity, and garbage, and vehicle expense. During the 2020 COVID-19 closure, 50% of the staff continued working. During this time many expenses were reduced or managed accordingly.

Maintaining a conservative approach, most expense items were managed well below plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first-class resort for campers using recreational vehicles.

Income before provision for income tax of $3,470,535, a 172.3% increase above last year, is reflective of increased income from operations.

Net income of $2,413,335 for fiscal year 2021 shows an increase of $1,534,479, or 174.6%, above a net income of $878,856 in 2020. This increase in net income is a reflection of the increase in the income before provision for income tax.

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

Our accounting systems include controls designed to reasonably assure assets are safeguarded from unauthorized use or disposition and provide for the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America. These systems are supplemented by the selection and training of qualified financial personnel and an organizational structure that provides for appropriate segregation of duties.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (the Company) (a California corporation) as of September 30, 2021 and 2020, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2021 and 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes

Management’s estimates of the deferred tax assets, liabilities and provisions disclosed in Note 7 are based primarily on the differences between depreciation measurements on a tax basis versus GAAP basis, and timing of vacation expense recognition and shareholder site usage. We evaluated the key factors and assumptions used to develop the estimates of income tax provisions in determining that they are reasonable in relation to the financial statements taken as a whole.

We identified the evaluation of the Company’s income tax provisions as a critical audit matter because the application of tax law and timing of recognition of income tax expense and benefits is complex and involves subjective judgement.

We have served as the Company’s auditor since 2005.

                                                                        BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 12, 2021

PISMO COAST VILLAGE, INC. BALANCE SHEET SEPTEMBER 30, 2021 AND 2020
	2021	2020
Assets
Current assets
Cash and cash equivalents	$9,226,456	$6,452,110
Accounts receivable	36,764	25,610
Inventories	200,107	190,211
Prepaid income taxes	-	271,200
Prepaid expenses	16,657	22,086
Total current assets	9,479,984	6,961,217

Property and equipment
Net of accumulated depreciation and amortization	15,262,544	15,537,195

Total assets	$24,742,528	$22,498,412

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$319,576	280,784
Accrued salaries and vacation	417,544	278,874
Rental deposits	2,244,848	2,058,135
Income taxes payable	60,000	-
Current portion of capital lease obligations	60,757	54,749
Total current liabilities	3,102,725	2,672,542

Long-term liabilities
Deferred taxes	443,300	423,100
PPP Loan Payable	-	555,715
Capital lease obligations, net of current portion	156,638	220,525
Total liabilities	3,702,663	3,871,882

Stockholders’ equity
Common stock – no par value, 1,800 shares issued, 1,775 shares outstanding	5,569,268	5,569,268
Retained earnings	15,470,597	13,057,262
Total stockholders’ equity	21,039,865	18,626,530

Total liabilities and Stockholders’ Equity	$24,742,528	$22,498,412

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME AND COMPREHENSIVE INCOME YEARS ENDED SEPTEMBER 30, 2021 AND 2020
	2021	2020
Income
Resort operations	$8,504,899	$6,380,368
Retail operations	1,306,007	1,050,387
Total income	9,810,906	7,430,755

Costs and expenses
Operating expenses	5,816,253	5,234,388
Cost of goods sold	625,358	491,597
Depreciation	443,831	414,805
Total cost and expenses	6,885,442	6,140,790

Income from operations	2,925,464	1,289,965

Other income (expense)
Interest and dividend income	981	2,004
Interest expense	(13,545)	(17,413)
PPP loan forgiveness income	557,635	-
Total other income (expense)	545,071	(15,409)

Income before provision for income tax	3,470,535	1,274,556

Provision for income tax	1,057,200	395,700

Net income	2,413,335	878,856

Net income per share	$1,359.63	$495.13

Total comprehensive income per share	$1,359.63	$495.13

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY YEARS ENDED SEPTEMBER 30, 2021 AND 2020

				Accumulated Other Comprehensive Income

	Common Stock		Retained Earnings
	Shares	Amount			Total

Balance – September 30, 2018	1,775	$5,569,268	$10,700,173	$78,004	$16,347,445

Net Income			1,478,233		1,478,233

Unrealized gain on investments				(78,004)	(78,004)

Balance – September 30, 2019	1,775	$5,569,268	$12,178,406	$-	$17,747,674

Net Income			878,856		878,856

Unrealized gain on investments				-	-

Balance – September 30, 2020	1,775	$5,569,268	$13,057,262	$-	$18,626,530

Net Income			2,413,335		2,413,335

Unrealized gain on investments				-	-

Balance – September 30, 2021	1,775	$5,569,268	$15,470,597	$-	$21,039,865

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF CASH FLOWS YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	2021	2020
Cash flows from operating activities
Net Income	$2,413,335	$878,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	443,831	414,805
PPP loan forgiveness income	(555,715)	-
Accounts receivable	(11,154)	24,802
Inventory	(9,896)	1,035
Prepaid income taxes	271,200	(266,300)
Prepaid expenses	5,429	4,021
Accounts payable and accrued liabilities	38,792	4,413
Accrued salaries and vacation	138,670	(81,036)
Rental deposits	186,713	465,443
Income taxes payable	60,000	-
Deferred taxes	20,200	(21,700)
Total adjustments	588,070	545,483
Net cash provided by operating activities	3,001,405	1,424,339

Cash flows from investing activities
Purchases of property and equipment	(169,180)	(637,041)
Net cash used in investing activities	(169,180)	(637,041)

Cash flows from financing activities
Proceeds from Loans	-	555,715
Acquisition of capital lease assets	-	81,669
Principal payments on capital lease obligations	(57,879)	(48,596)
Net cash used in financing activities	(57,879)	588,788

Net increase in cash and cash equivalents	2,774,346	1,376,086

Cash and cash equivalents – beginning of year	6,452,110	5,076,024

Cash and cash equivalents – end of year	$9,226,456	$6,452,110

Schedule of payments of interest and taxes
Cash paid for income tax	$705,768	$663,631
Cash paid for interest	$13,545	$17,413

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

Sales taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Finally, the Company collects Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments from guests, which are remitted to the City of Pismo Beach and County of San Luis Obispo and are excluded from revenues. At September 30, 2021 and 2020, the Company had $85,714 and $71,145 in TOT and TBID assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued expenses on the combined balance sheet, respectively.

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

Desegregation of Revenue

Revenue from performance obligations satisfied at a point in time consists of sales related to the Company accommodations and other ancillary goods and services at the location in Pismo Beach,

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 2:  Summary of Significant Accounting Policies (Continued)

California. The geographic nature of the revenue could affect the nature, timing, amount and uncertainty of revenue and cash flows. Revenue from site rentals, storage rental, spotting, and store and accessory sales accounts for approximately 66%, 14%, 4%, and 13% of the Company total revenue for the period ended September 30, 2021, respectively. Revenue from other ancillary goods and services accounts for the remaining 3% of revenue for the period ended September 30, 2021.

Customer Deposits

The Company does not recognize revenue when a customer prepays for resort accommodations. Rather, the Company records a deferred revenue liability equal to the amount received. Revenue is then recognized when the customer stays at the resort. As of September 30, 2021 and 2020, the Company had Customer deposits related to prepaid village accommodations was $2,244,848 and $2,058,135 on the balance sheet as rental deposits, respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and 2020, the Company had $6,097 and $6,096 of cash equivalents.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts. Management did not believe an allowance for doubtful accounts was necessary as of September 30, 2021 or 2020.

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

SEPTEMBER 30, 2021 AND 2020

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

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $38,690 and $39,589 for the years ended September 30, 2021 and 2020, respectively. Advertising expense was included in operating expenses on the statement of operations.

Concentration of Credit Risk

At September 30, 2021 and 2020, the Company had cash deposits of $7,400,355 and $4,591,578 in excess of the $250,000 federally insured limit with Pacific Premier Bank, respectively. However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

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

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of September 30, 2021, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 2:  Summary of Significant Accounting Policies (Continued)

It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings. The Company does not expect any material changes through September 30, 2022. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2018 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2017.

NOTE 3:  Property and Equipment

At September 30, 2021 and 2020, property and equipment included the following:

	2021	2020
Land	$10,394,747	$10,394,747
Building and resort improvements	13,185,090	11,349,248
Furniture, fixtures, equipment and leasehold improvements	777,074	679,303
Transportation equipment	794,974	794,974
Construction in progress	87,589	1,852,022
	25,239,474	25,070,294
Less accumulated depreciation	(9,976,930)	(9,533,099)
	$15,262,544	$15,537,195

Depreciation and amortization expense was $443,831 and $414,805 for the years ended September 30, 2021 and 2020, respectively.

At September 30, 2021 and 2020 the cost of assets under capital lease was $405,819 and $405,819, respectively, and related accumulated amortization was $267,393 and $196,991, respectively. Depreciation expense on assets under capital lease was $70,402 and $70,276 for the years ended September 30, 2021 and 2020, respectively.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 5:  Capital Lease Obligations

At September 30, 2021 and 2020, capital lease obligations consisted of the following:

	2021	2020
A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,159, including Interest at 4.532% per annum, through January 2023.	$16,373	$29,261

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,147, including interest at 4.644% per annum, through September 2024.	36,762	48,552

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,151, including interest at 4.181% per annum, through May 2025.	44,677	56,411

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,151, including interest at 4.101% per annum, through December 2025.	51,419	62,874

A 2020 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,166, including interest at 5.406% per annum, through May 2027.	68,164	78,176
	$217,395	$275,274
Less current portion	(60,757)	(54,749)

Total capital lease obligations, net of current portion	$156,638	$220,525

At September 30, 2021, future minimum payments on capital lease obligations were as follows:

For the Twelve Months Ending September 30,
2022	$69,611
2023	58,468
2024	53,374
2025	34,615
2026	13,992
Thereafter	9,328
Present value of future minimum payments	239,388
Less amount representing interest	(21,993)
217,395
Less current portion of capital lease obligations	(60,757)
Total capital lease obligations, net of current portion	$156,638

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

NOTE 7:  Income Taxes

The provisions for income taxes for the years ended September 30, 2021 and 2020 are as follows:

	2021	2020
Current:
Federal	$661,700	$291,200
State	375,400	126,200
	1,037,100	417,400
Deferred:
Federal	24,400	(20,900)
State	(4,300)	(800)

Provision for income taxes	$1,057,200	$395,700

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the impact of state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

At September 30, 2021 and 2020, the deferred income tax liabilities consisted of the following:

	2021	2020
Deferred tax assets (liabilities):
Federal	$(390,800)	$(366,400)
State	(52,500)	(56,700)

Net deferred income taxes	$(443,300)	$(423,100)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 7:  Income Taxes (Continued)

At September 30, 2021 and 2020, the deferred income tax liabilities consisted of the following temporary differences:

	2021	2020

Depreciation	$(552,900)	$(492,200)
Unrealized gain on investments	-	-
Total gross deferred tax liabilities	(552,900)	(492,200)

Vacation accrual	30,100	30,700
Federal benefit of state taxes	79,500	38,400
Total gross deferred tax assets	109,600	69,100

	$(443,300)	$(423,100)

There were no net operating loss or tax credit carryforwards for the year ended September 30, 2021 or 2020 for federal or state.

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

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $384 per month. Future minimum lease payments under this obligation are as follows:

For the Twelve Months Ending September 30,
2021	$4,608
2022	1,920
$6,528

Rent expense under these lease agreements was $55,945 and $26,091 for the years ended September 30, 2021 and 2020, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 10:   Employee Retirement Plans

The Company is the sponsor of a 401(k)-profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $64,148 and $64,089 for the years ended September 30, 2021 and 2020, respectively.

NOTE 11:   Subsequent Events

Events subsequent to September 30, 2021 have been evaluated through November 12, 2021, which is the date the financial statements were available to be issued. Management did not identify any subsequent events that required disclosure.

PISMO COAST VILLAGE, INC.

SCHEDULE OF OPERATING EXPENSES

SEPTEMBER 30, 2021 AND 2020

	2021	2020

Administrative salaries	$665,879	$565,767
Advertising and promotion	38,690	39,589
Auto and truck expense	100,628	98,201
Bad debts	1,237	2,192
Contract services	40,051	69,744
Corporation expense	43,886	35,794
Custodial supplies	27,060	23,049
Direct labor	2,067,476	1,756,135
Employee travel and training	23,904	30,975
Equipment lease	5,178	5,080
Insurance	512,414	511,556
Miscellaneous	56,312	40,538
Office supplies and expense	83,937	78,981
Payroll tax expense	216,173	193,100
Payroll service	36,518	47,625
Pension plan match	64,148	64,089
Professional services	94,236	117,041
Property taxes	230,197	227,009
Recreational supplies	962	519
Rent - storage lots	50,767	21,011
Repairs and maintenance	201,268	298,569
Retail operating supplies	6,805	4,397
Security	13,738	14,281
Service charges	294,955	209,820
Taxes and licenses	11,917	11,251
Telephone	34,658	31,748
Uniforms	32,604	27,505
Utilities	860,655	708,822

Total operating expenses	$5,816,253	$5,234,388

INDEPENDENT AUDITOR'S REPORT

ON SUPPLEMENTAL INFORMATION

To the Board of Directors and Shareholders
Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

We have audited the financial statements of Pismo Coast Village, Inc. (the Company) as of and for the years ended September 30, 2021 and 2020, and our reports thereon dated November 12, 2021, which expressed an unqualified opinion on those financial statements, appears on page 16. The supplementary information contained in the Statements of Operations for the Three Months Ended September 30, 2021 and 2020, has been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The supplementary information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplementary information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplementary information. In forming our opinion on the supplementary information, we evaluated whether the supplementary information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplementary information is fairly stated, in all material respects, in relation to the financial statements as a whole.

                                                                                            BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 12, 2021

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME (UNAUDITED) THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	2021	2020
Income:
Resort operations	$2,549,078	$2,372,518
Retail operations	361,810	389,306
Total income	2,910,888	2,761,824

Costs and expenses:
Operating expenses	1,836,557	1,462,417
Cost of goods sold	180,249	199,329
Depreciation	122,747	104,988
Total cost and expenses	2,139,553	1,766,734

Income from operations	771,335	995,090

Other income (expense):
Interest income	70	500
Interest expense	(2,639)	(4,250)
Total other income (expense)	(2,569)	(3,750)

Income before provision for income tax	768,766	991,340

Provision for income tax	1,696,100	486,800

Net income	$(927,334)	$504,540

Net income per share	$(522.44)	$284.25

Total comprehensive income per share	$(522.44)	$284.25

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer (who is our principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2021 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures were effective as of such date.

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

As of September 30, 2020, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of September 30, 2021.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There were no changes in our internal control over financial reporting during the fiscal year ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

No disclosure is required under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

a. The Company's Directors were chosen at the Shareholders’ Annual Meeting held January 16, 2021. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

DAVID BESSOM, Director	Age 73

David Bessom attended Bakersfield Jr. College in Bakersfield, CA, receiving an Associate in Arts degree in 1968. That summer, he started working for the Santa Fe Railroad as a brakeman, and in the fall, started attending San Jose State College. He received a Bachelor of Arts degree in 1970 while continuing to work in the railroad industry. Mr. Bessom was employed with the Santa Fe Railroad for 42 years, of which approximately 14 years of that time he was as a full-time elected representative for the Conductors, Brakeman and Yardman for the states of California, Arizona and New Mexico. He retired in the fall of 2008. He and his wife, Linda, were married in 1999, currently reside in Huntington Beach, CA and have four sons between them. Mr. Bessom has served on the Board of Directors since November 2017.

SAM BLANK, Director	Age 76

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

HARRY BUCHAKLIAN, Director	Age 89

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

RODNEY ENNS, Director and Vice President – Operations	Age 68

Rodney Enns has a B.S. degree in computer engineering from California State University, Fresno, and a secondary math teaching credential from the State of California. He was president, owned and operated, Ennsbrook Ent., an incorporated poultry enterprise, from 1975 to 1995. Mr. Enns then worked as an electrical engineer at Voltage Multipliers, Inc., and was promoted to senior engineer before leaving in August 2005. He is currently teaching high school mathematics and engineering at Milpitas High School in Milpitas, California. He has been a member of the Board of Directors since November 2007, and is currently serving as Vice President - Operations.

WILLIAM FISCHER, Director	Age 88

William (Bill) Fischer resides in Camarillo, California. He served four years in the U.S. Air Force during the Korean War, attaining the rank of Staff Sergeant. He is a graduate of California State University, Northridge, with a B.S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company’s corporate office in Los Angeles, California, as an accounting supervisor. Texaco, Inc. acquired Getty Oil in 1985, and he was promoted to Manager of Benefits Plans Accounting and transferred to Houston, Texas. Mr. Fischer was responsible for the Savings/Thrift, 401(k), and ESOP Plans administration until 1989, when he elected early retirement. He was an independent financial consultant to various companies until 2006. Mr. Fischer also was active in residential real estate from 1989 to 1997, and, since 1980, has had an active real estate broker’s license. He is a member of the Veterans of Foreign Wars, Moose, and Knights of Columbus organizations. He looks forward to contributing his financial background to the Board. Mr. Fischer served two years as Executive Vice President and five years as Nominating Committee Chairman. He has been on the Board since January 2002.

WAYNE HARDESTY, Director	Age 88

Wayne Hardesty graduated from Arizona State University in 1955. He was commissioned an Ensign from the Naval Officer Candidate School in Newport, Rhode Island, in 1956, and was immediately assigned to the Navy Area Audit Office in Los Angeles, California, for duty at U.S.C. and General Dynamics-Pomona. He entered civil service in 1959, and remained with the Audit Office until 1973, at which time he became a price analyst for the U.S. Air Force at Norton Air Force Base working on the MX and Minuteman Project. Mr. Hardesty received his MBA from Southern Illinois University in 1980. He retired from civil service in 1988 and became self-employed, primarily in tax preparation for both individual and business returns. He became a licensed Enrolled Agent in 1989 and currently operates Hardesty Financial Services in Rancho Cucamonga, California. Mr. Hardesty has been a member of the Board since September 2008, has served three years as Chairman of the Audit Committee, and has served eight years as Chief Financial Officer and Vice President – Finance and as Chair of the Finance Committee.

DENNIS HEARNE, Director	Age 83

Dennis Hearne holds an A.A. degree in business administration from Hartnell Junior College in California. He served two years in the Navy. Prior to retirement, he was employed in a family agriculture business, L.A. Hearne Company, located in the Salinas Valley in California, for thirty-seven years, and presently serves as a director of the company’s board. Mr. Hearne has also served on the board of directors of the California Feed and Grain Association in Sacramento and the California Crop Improvement Association in Davis. He is a member of Knights of Columbus, serving as treasurer and financial secretary for fifteen years. Mr. Hearne is a retired volunteer fireman with forty years of service, serving the rural area in King City, California. He has been a member of the Board of Directors since September 2006, and served nine years as Chairman of the Nominating Committee.

TERRIS HUGHES, Director	Age 72

Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in California in police science. He was employed by Belridge/Shell Oil for twenty-three years, from 1973 to 1997, holding the position of senior training technician for the last ten years of that time. He was employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties were to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. He retired from Aera Energy LLC on December 31, 2014. Mr. Hughes then opened his own business entitled Saf-T-Treasures, and travels the country providing safety motivational presentations to employees of various industries. He has been a member of the Board since January 1996, has served one year as Vice President – Policy, three years as Executive Vice President, and five years as President.

MARCUS JOHNSON, Director	Age 68

Marcus Johnson (Marc) has spent his entire career as an educator in the Central Valley of California. For sixteen years he taught, then spent the next twenty-one years in leadership roles, retiring in 2013 from the Sanger Unified School District, where he spent fourteen years, with twelve of those years as Superintendent. Currently, he serves as the K-12 liaison with the Central Valley Higher Education Consortium (CVHEC), and is also the Executive Director of the Fresno Compact in Fresno, California. In addition to those roles, Mr. Johnson does consulting with schools and districts nationally, and is a published author as well. He has been married to his wife, Penni, for forty-five years, and they currently reside in Wildwood Island in Sanger, California. They have three children and nine grandchildren. Mr. Johnson has been a member of the Board since November 2018.

KAREN KING, Director	Age 63

Karen King studied business finance and management at California Lutheran University in Thousand Oaks, California, and at the University of Phoenix. From 1991 to 2006, she was employed as Director of Credit Risk and Underwriting Management, Credit Risk Manager, Customer Account Team Lead Underwriting and Quality Control, and as Desktop Underwriter Technology Instructor with Fannie Mae, and, from 2006 to 2008, she was employed with PMI Mortgage Insurance Company as Vice President, National Account Operations in Walnut Creek, California. In June 2008, Mrs. King and her family relocated to Camarillo, California, where she was employed until December 2009 as a sales agent for Camarillo Properties, a local real estate brokerage firm. In December 2009, she accepted employment with Bank of America, and held the positions of Vice President - Investor Audit, Vice President - Executive Customer Relations, Office of the CEO, and Vice President - Operations Risk. She left Bank of America in September 2015 when she was hired by Wells Fargo Bank as Vice President, Senior Business Control Associate. From 2014-2019, Mrs. King served as president on the Camarillo Ranch Foundation Board. She has also been involved with the Camarillo City Ambassadors, the Camarillo Council on Aging, and the Ventura County Council on Aging, representing the City of Camarillo. Mrs. King has been a member of the Board of Directors since November 2016, and is currently serving as the Chair of the Audit Committee.

GARRY NELSON, Director and President	Age 71

Garry Nelson is a graduate of Cal Poly University, San Luis Obispo, California, and has been involved in agriculture for more than forty years. From 2003 until his retirement in 2014, he was employed as the president and general manager of Vintage Nurseries in Wasco, California, a company that specializes in grapevines. Prior to his employment at Vintage Nurseries, he was vice president and chief operating officer for Belridge Farms for many years. Mr. Nelson was a member of the Shafter City Council for twenty years, serving as mayor for eight of those years. He also serves on the board of Bakersfield Memorial Hospital Foundation and has served on numerous agricultural industry boards. Mr. Nelson has been a member of the Company's Board of Directors since November 2008, has served four years as Executive Vice President and as Chair of the Personnel and Compensation/Benefits Committee, and is currently serving his first year as President.

RONALD NUNLIST, Director	Age 83

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

GEORGE PAPPI, JR., Director and Executive Vice President	Age 59

Mr. Pappi’s current occupation is as a property major case general adjuster for The Hartford Insurance. Other positions held during his more than thirty years of employment include office manager, property and bodily injury adjustor, fire and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California, and is actively involved in local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004, has served six years as Vice President – Secretary, and is currently serving his first year as Executive Vice President.

DWIGHT PLUMLEY, Director	Age 69

Dwight Plumley attended College of the Sequoias in California, studying electronic engineering and construction real estate. In 1973, he started in the produce equipment industry working for Packers Manufacturing, Inc. as a service and installation supervisor. In 1979, he became employed by Pennwalt Corporation, an international equipment producer, as a project manager and supervisor. Mr. Plumley purchased Packers Manufacturing, Inc. in 1987, and, as president, produced fruit and vegetable packing and processing systems, from small to multimillion-dollar projects, nationwide and internationally. He has also served on the board of directors for Yosemite Bible Camp, a 60-acre facility for up to 350 campers and staff from 1994 to 2006 and served as church deacon from 1984 to 2004. Mr. Plumley has been a member of the Board of Directors since January 2010, and served seven years as Vice President – Operations.

JERRY ROBERTS, Director, Chief Financial Officer and Vice President - Finance	Age 68

Jerry Roberts has an associate of arts degree in math and science from the College of the Sequoias, Visalia, California; a bachelor’s degree in biological sciences from the University of the Pacific, Stockton, California; an MBA degree from the Santa Clara University Graduate School of Business, Santa Clara, California; and is licensed by the California State Board of Accountancy as a Certified Public Accountant. He was first licensed in 1982 after fulfilling experience requirements while in the employment of the international accounting firm of Arthur Andersen & Co. Mr. Roberts is currently a partner in the accounting, tax and consulting firm of Lampros & Roberts, established in 1985. Mr. Roberts has been married to his wife, Denise, since 1978. They have three sons, and currently reside in Los Gatos, California. Mr. Roberts has been a member of the Board since March 2013, and served as Chief Financial Officer and Vice President – Finance from January 16, 2021 until resigning for personal reasons on September 24, 2021.

BRIAN SKAGGS, Director and Vice President – Secretary	Age 63

Brian Skaggs received his Bachelor of Science degree in Civil Engineering in 1980, and, in 1988, received a Master’s degree in engineering, both degrees from California State University, Fresno. He became a Registered Civil Engineer in the State of California in 1983. In 1980, Mr. Skaggs was hired as Assistant Engineer by Summers Engineering, Inc., was promoted to Civil Engineer in 1983, and in March 1991 was promoted to Senior Civil Engineer and became a partner in the firm. During his years of employment with Summers Engineering, he has worked in the field of water resources engineering in the San Joaquin Valley and other areas in California. Mr. Skaggs has been a member, past vice-president and past president of the American Council of Engineering Companies (ACEC), Sequoia Chapter, and the ACEC Sequoia Chapter was named chapter of the year while he was serving as President. He is also a member of the American Water Works Association, a member of the U.S. Committee on Irrigation and Drainage, and a member of American Society of Civil Engineers. Mr. Skaggs is a member, past vice-president and current president of the Hanford Fraternal Hall Association; a member, past treasurer and past president of the Hanford Celebration Committee; and a member and past treasurer of the Kit Carson Volunteer Fire Department. Mr. Skaggs has been a member of the Board of Directors since May 2016, and is currently serving his third year as the Environmental, Health and Safety Advisory Committee Chair and his first year as Vice President - Secretary.

GARY WILLEMS, Director	Age 67

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

JACK WILLIAMS, Director	Age 71

Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. He was employed as a financial analyst by Texaco Oil Corporation in the Bakersfield, California, area from 1997 until 1999, and as Chief Financial Officer for Goodwill Industries of South-Central California from March 2000 to November 2004. Mr. Williams was an interim controller for Diversified Utilities Services, a position he held from April 2005 to December 2005. He established his own C.P.A. practice in 1983, which he continues to own and operate. Mr. Williams has been a member of the Board since January 1995, and served sixteen years as Chief Financial Officer and Vice President – Finance. Mr. Williams was appointed as Chief Financial Officer and Vice President – Finance on October 1, 2021, to fill the remaining term upon Mr. Robert’s resignation.

b.            OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

JAY JAMISON, Chief Executive Officer/General Manager and Assistant Corporate Secretary	Age 68

Jay Jamison has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. In March 2007, the Board changed his title to Chief Executive Officer/General Manager. He has a B.S. degree in Agricultural Management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family’s guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed Thousand Trails resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. Mr. Jamison was appointed to and served as a commissioner on the Pismo Beach Conference and Visitors Bureau from February 1998 to January 2010, serving as Chair from August 1999 until February 2009. At the 1999 National Association of RV Parks and Campgrounds Annual Convention, he was elected to serve on the Board of Directors representing the ten western states. During his two three-year terms on the Board, he served four years as Treasurer of the National Association, a position he held until he termed out December 2005. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross, and served until June 2011, including from June 2006 until July 2008 as Board Chairman. In February 2006, Mr. Jamison was elected to serve as a commissioner on the California Travel and Tourism Commission, which markets California to potential domestic and international visitors. During his two four-year terms, he served on the Audit Committee, two years as committee Chairman, and one year on the Executive Committee. He termed out as a commissioner in June 2014; however, he still remains a member of the Audit Committee, and currently serves as Chairman. Mr. Jamison was installed as a member of the Board of Directors for the San Luis Obispo County Conference and Visitors Bureau (Visit San Luis Obispo County) in 2012, and served on the Executive Committee following two years as Board Chair. From 2014 through 2020 Mr. Jamison served as a member of the Advisory Council for the Experience Industry Management (EIM) Department at Cal Poly San Luis Obispo.

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

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach CA 93449

g.            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers, and persons who beneficially own more than ten percent of a registered class of our equity securities within specified time periods to file with the SEC initial reports (“Form 3”) of beneficial ownership and reports of changes (“Form 4” and “Form 5”) in beneficial ownership of Common Stock of the Company. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all of the Company’s officers, directors and beneficial owners of greater than ten percent of the outstanding Common Stock complied with the Section 16(a) filing requirements for the fiscal year ended September 30, 2021.

ITEM 11.  EXECUTIVE COMPENSATION STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTED DURING THE LAST FISCAL YEAR

This information required by Item 11 is incorporated by reference in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 15, 2022, under the caption “Compensation of Directors and Executive Officers.” The Definitive Proxy Statement is expected to be filed with the Commission on or before December 17, 2021.

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

b.            SECURITY OWNERSHIP OF MANAGEMENT.

The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2021:

Board Member	Title of Class	*Amount of Ownership	Percent of Class
David Bessom 7632 Quebec Drive Huntington Beach CA 92648	Common Stock	1 Share	0.056%
Sam Blank 124 Helen Way Escondido CA 92025	Common Stock	1 Share	0.056%
Harry Buchaklian 1361 East Ticonderoga Drive Fresno CA 93720	Common Stock	1 Share	0.056%

Board Member	Title of Class	*Amount of Ownership	Percent of Class
Rodney Enns 2577 Sandell Avenue Kingsburg CA 93631	Common Stock	1 Share	0.056%
William Fischer 2496 Figleaf Rd Camarillo, CA 93012	Common Stock	1 Share	0.056%
Wayne Hardesty 8651 Foothill Boulevard Space 110 Rancho Cucamonga CA 91730	Common Stock	1 Share	0.056%
Dennis Hearne 45075 Merritt Street King City CA 93930	Common Stock	2 Shares	0.111%
Terris Hughes 2426 Sunset Street Wasco CA 93280	Common Stock	1 Share	0.056%
Marcus Johnson 700 Trout Lake Drive Sanger CA 93657	Common Stock	1 Share	0.056%
Karen King 52 Maxine Drive Camarillo CA 93010	Common Stock	1 Share	0.056%
Garry Nelson 727 Acacia Avenue Shafter CA 93263	Common Stock	1 Share	0.056%
Ronald Nunlist 1105 Minter Avenue Shafter CA 93263	Common Stock	4 Shares	0.222%
George Pappi, Jr. 5728 Via De Mansion La Verne CA 91750	Common Stock	1 Share	0.056%
Dwight Plumley 4212 West Hemlock Avenue Visalia CA 93277	Common Stock	3 Shares	0.166%
Jerry Roberts 16230 Camino Del Sol Los Gatos CA 95032	Common Stock	3 Shares	0.166%
Brian Skaggs 371 Northstar Drive Hanford CA 93230	Common Stock	1 Share	0.056%
Gary Willems 2015 Dorking Avenue Cambria CA 93428	Common Stock	1 Share	0.056%

Board Member	Title of Class	*Amount of Ownership	Percent of Class
Jack Williams 7801 Revelstoke Way Bakersfield CA 93309	Common Stock	1 Share	0.056%
All Officers and Directors as a Group	Common Stock	26 Shares	1.444%

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

OTHER ARRANGEMENTS

During the fiscal years 2021 and 2020, Pismo Coast Village, Inc. paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Pismo Coast Village, Inc.'s benefit.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The shareholders will vote on the independent audit firm for the fiscal year ending September 30, 2022 at the annual shareholders’ meeting held on January 15, 2022.

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm, Brown Armstrong Accountancy Corporation, in each of the last two fiscal years.

	Years Ended September 30,

	2021	2020
Audit fees (1)	$51,900	53,100
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	2,500	2,500
Total	$54,400	$55,600

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

(4)   AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES

For the fiscal years ended September 30, 2021 and September 30, 2020, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

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

Registrant:               PISMO COAST VILLAGE, INC.

By:	/s/ GARRY NELSON Garry Nelson, President and Chairman of the Board	Date:	November 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAY JAMISON Jay Jamison, Chief Executive Officer, General Manager and Assistant Corporate Secretary (principal executive officer)	Date:	November 12, 2021

By:	/s/ GARRY NELSON Garry Nelson, President and Chairman of the Board, and Director	Date:	November 12, 2021

By:	/s/ JACK WILLIAMS Jack Williams, Chief Financial Officer, Vice President – Finance, and Director (principal financial officer and principal accounting officer)	Date:	November 12, 2021

By:	/s/ GEORGE PAPPI, JR. George Pappi, Jr., Executive Vice President and Director	Date:	November 12, 2021

By:	/s/ BRIAN J. SKAGGS Brian J. Skaggs, Vice President - Secretary and Director	Date:	November 12, 2021

By:	/s/ RODNEY ENNS Rodney Enns, Vice President - Operations and Director	Date:	November 12, 2021

By:	/s/ DAVID BESSOM David Bessom, Director	Date:	November 12, 2021

By:	/s/ SAM BLANK Sam Blank, Director	Date:	November 12, 2021

By:	/s/ HARRY BUCHAKLIAN Harry Buchaklian, Director	Date:	November 12, 2021

By:	/s/ WILLIAM FISCHER William Fischer, Director	Date:	November 12, 2021

By:	/s/ WAYNE HARDESTY Wayne Hardesty, Director	Date:	November 12, 2021

By:	/s/ DENNIS HEARNE Dennis Hearne, Director	Date:	November 12, 2021

By:	/s/ TERRIS HUGHES Terris Hughes, Director	Date:	November 12, 2021

By:	/s/ MARCUS JOHNSON Marcus Johnson, Director	Date:	November 12, 2021

By:	/s/ KAREN KING Karen King, Director	Date:	November 12, 2021

By:	/s/ RONALD NUNLIST Ronald Nunlist, Director	Date:	November 12, 2021

By:	/s/ DWIGHT PLUMLEY Dwight Plumley, Director	Date:	November 12, 2021

By:	/s/ JERRY ROBERTS Jerry Roberts, Director	Date:	November 12, 2021

By:	/s/ GARY WILLEMS Gary Willems, Director	Date:	November 12, 2021