Form 10-Q
period 2021-12-31
PISMO COAST VILLAGE INC
filed 2022-02-11
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

1.   Report of Independent Registered Public Accounting Firm

2.   Balance Sheets

3.   Statement of Operations

4.   Statement of Changes in Stockholders’ Equity

5.   Statements of Cash Flows

6.   Notes to Financial Statements

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

Outdoor recreation continued to be popular throughout 2021, and the Company enjoyed three months of record occupancy during the year.  With public school and work schedules returning to normal, interest in camping is expected to remain high.

RV storage and towing continue to be a primary source of revenue for the Company. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience. Revenues for RV storage and towing are up 9% compared to the previous year which was down 3.6% due to the COVID-19 pandemic.

Ongoing investment in resort improvements has assured resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the resort for 2007-08. In addition, in a national “My Favorite Campground” contest sponsored by Woodall’s, Pismo Coast Village was voted as one of the top ten favorite national campgrounds for 2011. The resort continues to maintain high standards and again, has been recognized with quality ratings by Good Sam in 2021.

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

Income from Resort Operations for the three-month period ended December 31, 2021, increased $172,438, or 9.8%, above the same period in 2020. This increase is primarily due to a $110,048, or 8.5%, increase in year-to-date site rental revenue. This growth was primarily due to a rate increase, as paid occupancy while respectable, was 2.2% below the previous year. RV storage and towing activity increased by $39,331, or 9.0% over the same period in 2020 as many storage customers returned their RV’s that were removed for use elsewhere during the pandemic. Vending revenue, which includes income from the arcade, restaurant, and laundromat, increased $12,272, or 61.3%.  This increase in Vending revenue was due to last year’s closures or operational limitations due to COVID-19 regulations.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations decreased $16,930 for the three-month period ended December 31, 2021, 5.5% below the same period in 2020. The RV Service and Repair income increased $4,425, or 3.0%, while the General Store income decreased $21,355, or 13.2%, compared to the previous year.  The decrease in General Store income is attributed to record occupancy and family demographics in 2020, while 2021 experienced reduced General Store operating hours due to COVID-19 and staff challenges.

The Company anticipates slight to moderate increases in both income from resort operations, and in retail operations as the fiscal year progresses, as long as COVID-19 restrictions allow the resort to operate.

Operating expenses for the three-month period ending December 31, 2021, increased $55,443, or 4.0%, above the same period ended December 31, 2020. This reflects an increase in labor, benefits, vehicle expense, and credit card processing expense. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of goods sold expenses for the three-month period ended December 31, 2021, are 49.4%, compared to 47.3% for the same period in 2020, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 2021, was $2,471, compared to $4,091 for the same period ending 2020.

Income before provisions for income taxes for the three-month period ended December 31, 2021 increased by $94,265 above the same period in 2020. This increase in income before provision for income taxes is a result of a 7.5% increase in total income.

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

LIQUIDITY

The Company's current cash position, as of December 31, 2021, is $9,532,125, which is 41.4% more than the same position in 2020. The cash balance increased $305,669 from the fiscal year ended September 30, 2021, due to increased revenue. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. The Company has also maintained a line of credit of $500,000 to insure funds will be available, if required.

Accounts payable and accrued liabilities increased $8,625 above the same period last year and increased $8,485 since the 2021 fiscal year end, which reflects a timing of capital projects and accrued vacation. All undisputed payables have been paid in full according to the Company's policy.

Working capital increased to $6,876,771 at the end of the first quarter of fiscal year 2022, compared with $6,377,259 the end of fiscal year 2021.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures up to $223,000 in fiscal year 2022 to further enhance the Resort facilities and services. This would include the purchase of a backhoe, surveillance cameras for the resort, upgrade to the Wi-Fi system, service truck for RV service, and a truck replacement for Security.  Funding for these projects is expected to come from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2021.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three-months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held as a virtual electronic meeting using Zoom video conferencing on January 15, 2022, at 9:00 a.m. with no physical in-person meeting except the Board of Directors at Pismo Coast Village, Inc., 165 S. Dolliver Street, Pismo Beach, California 93449. At that meeting, the following Directors were elected to serve until the annual meeting in January 2023, or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

Bessom, David	580
Blank, Sam	557
Buchaklian, Harry	593
Enns, Rodney	561
Fischer, William	553
Hardesty, Wayne	554
Hearne, Dennis	551
Hughes, Terris	579
Johnson, Marcus	560
King, Karen	562
Nelson, Garry	561
Nunlist, Ronald	577
Pappi, Jr., George	580
Plumley, Dwight	742
Roberts, Jerry	562
Skaggs, Brian	562
Willems, Gary	561
Williams, Jack	562

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matters is set forth below:

Proposal to approve the selection of Brown Armstrong Accountancy Corporation to serve as independent certified public accountants for the Company for Fiscal Year 2021 - 2022:

Affirmative Votes	592
Negative Votes	3
Abstentions	13

ITEM 5.       OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held as a virtual electronic meeting using Zoom video conferencing on January 15, 2022, at 9:00 a.m. with no physical in-person meeting except the Board of Directors at Pismo Coast Village, Inc., 165 S. Dolliver Street, Pismo Beach, California 93449. Following that meeting, the newly elected Board held a reorganization meeting at which the following officers were elected to serve until the next Annual Shareholders’ Meeting:

President	Garry Nelson
Executive Vice President	George Pappi, Jr.
V. P. – Finance/Chief Financial Officer	Jack Williams
V. P. – Operations	Rodney Enns
V. P. – Secretary	Karen King
Assistant Corporate Secretary	Jay Jamison

ITEM 6.       EXHIBITS

Exhibit No.

Description of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Garry Nelson, President and Chairman of the Board)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief Executive Officer and principal executive officer)

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Jack Williams, Chief Financial Officer, principal financial officer and principal accounting officer)

32.1	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Garry Nelson, President and Chairman of the Board)

32.2	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Jay Jamison, Chief Executive Officer and principal executive officer)

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

Date:          February 9, 2022

Signature:   /s/ GARRY NELSON

Garry Nelson, President and Chairman of the Board

Date:          February 9, 2022

Signature:   /s/ JACK WILLIAMS

Jack Williams, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          February 9, 2022

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Results of Review of Interim Financial Information

We have reviewed the balance sheets of Pismo Coast Village, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, and statement of changes in stockholders’ equity for the three-month periods ended December 31, 2021 and 2020, and statements of cash flows for the three-month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of September 30, 2021, and the related statements of income and comprehensive income, and cash flows for the year then; and in our report dated November 12, 2021, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2021, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

Bakersfield, California

February 9, 2022

PISMO COAST VILLAGE, INC. BALANCE SHEETS DECEMBER 31, 2021 AND 2020 AND SEPTEMBER 30, 2021

	December 31, 2021	September 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$3,016,244	$9,226,456	$6,739,572
Cash Reserved for Capital Improvements and Deferred Maintenance	6,515,881	-	-
Accounts receivable	31,890	36,764	22,628
Inventories	191,796	200,107	203,993
Prepaid income taxes	-	-	105,400
Prepaid expenses	167,006	16,657	142,085
Total current assets	9,922,817	9,479,984	7,213,678

Property and equipment
Net of accumulated depreciation and amortization	15,184,568	15,262,544	15,458,611

Total assets	$25,107,385	$24,742,528	$22,672,289

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$328,061	$319,576	$319,436
Accrued salaries and vacation	116,688	417,544	112,100
Rental deposits	2,370,390	2,244,848	2,086,812
Income taxes payable	170,100	60,000	-
Current portion of capital lease obligations	60,807	60,757	58,398
Total current liabilities	3,046,046	3,102,725	2,576,746

Long-term labilities
Deferred taxes	$432,200	$443,300	$403,300
PPP Loan Payable	-	-	556,675
Capital lease obligations, net of current portion	141,657	156,638	202,686
Total liabilities	3,619,903	3,702,663	3,739,407

Stockholders’ equity
Common stock – no par value, 1,800 shares issued 1,775 shares outstanding	$5,569,268	$5,569,268	$5,569,268
Retained earnings	15,918,214	15,470,597	13,363,614
Total stockholders’ equity	21,487,482	21,039,865	18,932,882

Total liabilities and stockholders’ equity	$25,107,385	$24,742,528	$22,672,289

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF OPERATIONS THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

	Three Months Ended December 31,

	2021	2020
Income
Resort operations	$1,935,658	$1,763,220
Retail operations	293,493	310,423
Total income	2,229,151	2,073,643

Cost and expenses
Operating expenses	1,426,573	1,371,130
Cost of goods sold	144,964	146,688
Depreciation	119,984	99,881
Total costs and expenses	1,691,521	1,617,699

Income from operations	537,630	455,944

Other income (expense)
Interest/dividend income	11,458	499
Interest expense	(2,471)	(4,091)
Total other income (expense)	8,987	(3,592)

Income before provision for income tax	546,617	452,352

Provision for income tax	99,000	146,000

Net income	447,617	306,352

Net income per share	$252.18	$172.59

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY MARCH 31, JUNE 30, SEPTEMBER 30, AND DECEMBER 31, 2021

				Accumulated Other Comprehensive Income
	Common Stock		Retained Earnings
	Shares	Amount			Total

Balance – March 31, 2021	1,775	$5,569,268	$13,765,820	$-	$19,335,088
Net Income	-	-	1,354,311	-	1,354,311

Balance – June 30, 2021	1,775	$5,569,268	$15,120,131	$-	$20,689,399
Net Income	-	-	350,466	-	350,466

Balance – September 30, 2021	1,775	$5,569,268	$15,470,597	$-	$21,039,865
Net Income	-	-	447,617	-	447,617

Balance – December 31, 2021	1,775	$5,569,268	$15,918,214	$-	$21,487,482

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

	2021		2020
Cash flows from operating activities
Net income		$447,617		$306,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$119,984		$99,881
Changes in operating assets and liabilities:
Accounts receivable	4,874		2,982
Inventories	8,311		(13,782)
Prepaid income taxes	-		165,800
Prepaid expenses	(150,349)		(119,999)
Accounts payable and accrued liabilities	8,485		38,652
Accrued salaries and vacation	(300,856)		(166,774)
Rental deposits	125,542		28,677
Income taxes payable	110,100		-
Deferred taxes	(11,100)		(19,800)
Total adjustments		(85,009)		15,637
Net cash provided by operating activities		362,608		321,989

Cash flows from investing activities
Capital expenditures	(42,008)		(21,297)
Net cash used in investing activities		(42,008)		(21,297)

Cash flows from financing activities
Borrowings on long-term debt			960
Principal payments on capital lease obligations	(14,931)		(14,190)
Net cash used in financing activities		(14,931)		(13,230)

Net increase in cash and cash equivalents		305,669		287,462

Cash and cash equivalents - beginning of period		9,226,456		6,452,110

Cash and cash equivalents - end of period		$9,532,125		$6,739,572

Reconciliation of Cash and Cash Equivalents Per Balance Sheets
Cash and equivalents		3,016,244		6,739,572
Cash reserved for capital improvements		6,515,881		-
Cash and Cash Equivalents Per Statement of Cash Flows		$9,532,125		$6,739,572
Schedule of payments of interest and taxes
Cash paid for interest		$2,471		$4,091

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020 AND SEPTEMBER 30, 2021

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

Sales taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Finally, the Company collects Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments from guests which are remitted to the City of Pismo Beach and County of San Luis Obispo and are excluded from revenues.  As of December 31, 2021, September 30, 2021 and December 31, 2020 the Company had $56,784, $85,714, and $39,433 in TOT and TBID assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued expenses on the combined balance sheet, respectively.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2019 AND SEPTEMBER 30, 2021

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

Disaggregation of Revenue

Revenue from performance obligations satisfied at a point in time consists of sales related to the Company accommodations and other ancillary goods and services at the location in Pismo Beach, California.  The geographic nature of the revenue could affect the nature, timing, amount and uncertainty of revenue and cash flows.  Revenue from site rentals, storage rental, spotting, and store and accessory sales accounts for approximately 63%, 17%, 4%, and 13% of the Company total revenue for the period ended December 31, 2021, respectively.  Revenue from other ancillary goods and services accounts for the remaining 3% of revenue for the period ended December 31, 2021.

Customer Deposits

The Company does not recognize revenue when a customer prepays for resort accommodations.  Rather, the Company records a deferred revenue liability equal to the amount received.  Revenue is then recognized when the customer stays at the resort.  As of December 31, 2021, September 30, 2021 and December 31, 2020, the Company had customer deposits related to prepaid village accommodations of $2,370,390, $2,244,848, and $2,086,812 on the balance sheet as rental deposits, respectively.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of December 31, 2021, September 30, 2021 and December 31, 2020 the Company had $6,101, $6,097 and $6,097 of cash equivalents, respectively.

Cash Reserved for Capital Improvements and Deferred Maintenance

The Company keeps separate funds reserved for capital improvements and deferred maintenance. Historically, the Company has not carried a high amount of debt; this separate reserve is kept in order to self-finance major improvement and have cash ready upon project permit approval.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020 AND SEPTEMBER 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts.  Management did not believe an allowance for doubtful accounts was necessary as of December 31, 2021, September 30, 2021, or December 31, 2020.

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

Advertising

The Company follows the policy of charging the costs of non-direct response advertising as incurred.  Advertising expense was $2,233 and $1,247 for the three months ended December 31, 2021 and 2020, respectively.  Advertising expense was included in operating expenses on the statement of operations.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020 AND SEPTEMBER 30, 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

At December 31, 2021, September 30, 2021, and December 31, 2020 the Company had cash deposits of $9,131,743, $7,400,355, and $4,921,367, respectively, in excess of the $250,000 federally insured limit with Pacific Premier Bank.  However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network.  Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

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

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach.  As of December 31, 2021, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes.  It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings.  The Company does not expect any material changes through December 31, 2022.  Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2018 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2017.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020 AND SEPTEMBER 30, 2021

NOTE 3 – PROPERTY AND EQUIPMENT

At December 31, 2021, September 30, 2021, and December 31, 2020, property and equipment included the following:

	December 31, 2021	September 30, 2021	December 31, 2020

Land	$10,394,746	$10,394,747	$10,394,746
Building and resort improvements	13,185,091	13,185,090	11,349,249
Furniture, fixtures, equipment and leasehold improvements	806,474	777,074	679,303
Transportation equipment	807,580	794,974	794,974
Construction in progress	87,589	87,589	1,873,318
	25,281,480	25,239,474	25,091,590
Less accumulated depreciation and amortization	(10,096,912)	(9,976,930)	(9,632,979)
	15,184,568	15,262,544	15,458,611

Total depreciation and amortization expense for the three months ended December 31, 2021 and 2020 was $119,984 and $99,881, respectively.

At December 31, 2021, September 30, 2021, and December 31, 2020, the cost of assets under capital lease was $405,819, $405,819, and $405,819, respectively, and related accumulated amortization was $283,312, $267,393, and $215,937, respectively.  Amortization expense on assets under capital lease was $15,919 and $18,946 for the three months ended December 31, 2021 and 2020, respectively.

NOTE 4 – LINE OF CREDIT

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020 AND SEPTEMBER 30, 2021

NOTE 5 – CAPITAL LEASE OBLIGATIONS

At December 31, 2021, September 30, 2021, and December 31, 2020, capital lease obligations consisted of the following:

	December 31, 2021	September 30, 2021	December 31, 2020

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,167, including interest at 4.532% per annum, through December 2022.	$13,046	$16,373	$26,104

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,154, including interest at 4.644%per annum, through August 2024.	33,715	36,762	45,666

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,162, including interest at 4.181% per annum, through March 2025.	41,647	44,677	53,537

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,152, including interest at 4.101% per annum, through September 2025.	$48,481	$51,419	$60,054

A 2020 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,166, including interest at 5.406% per annum, through May 2027.	65,575	68,164	75,723

	202,464	217,395	261,084
Less current portion	(60,807)	(60,757)	(58,398)
Total capital lease obligations	$141,657	$156,638	$202,686

At December 31, 2021, future minimum payments on capital lease obligations were as follows:

For the Twelve Months Ending December 31,
2022	$68,967
2023	55,612
2024	49,912
2025	27,673
2026	13,992
Thereafter	5,830
Present value of future minimum payments	221,986
Less amount representing interest	(19,522)
202,464
Less current portion of capital lease obligations	(60,807)
Total capital lease obligations, net of current portion	$141,657

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020 AND SEPTEMBER 30, 2021

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

NOTE 7 – INCOME TAXES

The provision for income taxes for the three months ended December 31, 2021 and 2020 is as follows:

	Three Months Ended December 31,
	2021	2020
Income tax expense	$99,000	$146,000

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740.  The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

As of December 31, 2021, September 30, 2021, and December 31, 2020, the Company’s deferred tax liability was $432,200, $443,300, and $403,300, respectively.  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

NOTE 8 – OPERATING LEASES

The Company leases a lot which is located in Oceano and is leased at $3,575 per month.  The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 AND 2020 AND SEPTEMBER 30, 2021

NOTE 8 – OPERATING LEASES (continued)

The company has a five-year lease obligation for a copier.  Rental expense under this operating lease is $384 per month.  Future minimum lease payments under this obligation are as follows:

For the Twelve Months Ending December 31,
2021	$4,608
2022	768
$5,376

Rent expense under these agreements was $12,565 and $11,967 for the three months ended December 31, 2021 and 2020, respectively.

NOTE 9 – EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company's matching portion of the 401(k) safe harbor plan was $18,544 and $18,231 for the three months ended December 31, 2021 and 2020, respectively.

NOTE 10 – COVID-19 PANDEMIC

Due to the uncertainty surrounding the recent COVID-19 pandemic, the length and severity of the outbreak, and the volatility in the world investment markets, there is uncertainty as to how these events will affect results of the Company’s operations going forward.  However, the Company experienced minimal impact from the COVID-19 pandemic during the year ended December 31, 2021.

NOTE 11 – SUBSEQUENT EVENTS

Events subsequent to December 31, 2021 have been evaluated through February 9, 2022, which is the date the financial statements were available to be issued.  Management did not identify any subsequent events that required disclosure.