Form 10-Q
period 2022-03-31
PISMO COAST VILLAGE INC
filed 2022-05-12
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.           1,774

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

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. In response, the County of San Luis Obispo followed by the Governor of California issued a Shelter at Home order effective March 19, 2020, requiring certain non-essential businesses to temporarily close to the public. The Company began canceling reservations on March 19, 2020 and closed the park on March 23, 2020.  The resort remained closed until May 22, 2020 at which time the County of San Luis Obispo permitted occupancy to fifty percent.  On June 12, 2020, the County of San Luis Obispo allowed lodging businesses to operate at full capacity with restrictions on amenities.  The Company enjoyed four consecutive months of record site occupancy until the State mandated a Stay-at-Home order on December 3, 2020.  This order limited non-essential travel, and caused significant cancelations for December 2020 and January 2021.  February and March of 2021 resumed with record occupancy followed with occupancy returning to pre-pandemic levels for the remainder of fiscal year 2021. Fiscal year 2022 occupancy has remained consistent with fiscal year 2021 through March 31, 2022.

RV storage and towing continue to be a primary source of revenue for the Company and is comparable year-to-date compared to last year. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

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

Income from resort operations for the three-month period ended March 31, 2022, increased $291,377, or 16.6%, above the same period in 2021. This increase in income reflects a $242,208, or 19.1%, increase in site revenue, and an increase of $30,626, or 7.0%, in RV storage and spotting activity.  Resort Operations Income for the six-months ended March 31, 2022, increased $463,815, or 13.2%, from the same period ended March 31, 2021. This increase is due primarily to an increase of $352,256, or 13.8%, in site rental revenue, and an increase of $69,957, or 8.1% in RV storage and spotting activity.   Site occupancy and RV storage activity are similar to pre-pandemic levels.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations for the three-month period ended March 31, 2022, increased $15,882, or 5.8%, above the same period in 2021. The General Store revenue was up $2,430, or 1.6%, and RV Service revenue increased $13,452, or 10.6%, from the previous year.  Income from Retail Operations for the six-month period ending March 31, 2022, decreased by $1,048, or 0.2%, below the previous year. The General Store was down $18,928, or 6.1%, and RV Service was up $17,881, or 6.5%. The decrease in the General Store revenue primarily reflects reduced operating hours due to staffing challenges and difficulty maintaining inventory.  The increase in the RV Service program revenue reflects effort to target new business and new inventory. Management continues to place importance upon ongoing review of retail product mix, pricing, attention to service, and staff training. The Company anticipates positive performance in income from retail operations as the resort reopens for business following restrictions due to the COVID-19 pandemic.

Operating expenses for the three-month period ending March 31, 2022, increased $311,087, or 25.6%, above the same period ended March 31, 2021. This increase in expense primarily reflects labor and labor related expenses, repairs and maintenance, credit card expense, business insurance, computer, and electricity.  For the six-month period ending March 31, 2022, operating expenses increased by $366,530, or 14.2%, above the same period in 2021. This increase reflects labor and related expenses, landscaping, accounting fees, business insurance, credit card expense, legal fees, computer, Wifi expense, repairs and maintenance, vehicle expense, lot maintenance, contributions, and advertising. Management continues to review and scrutinize expenses in order to maximize efficiency and profitability. Due to the age of the Resort, the Company is undertaking maintenance activity that is considered necessary in order to continue providing quality facilities and services. Some of these projects include road repair, utility improvements, landscaping, and building repair.

Cost of Goods Sold expenses, as a percentage of retail income for the three-months ended March 31, 2022, are 50.1% compared to 46.5% for the same period in 2021. For the six-months ended March 31, 2022, Cost of Goods Sold expenses were 49.7% compared to 46.9% the previous year. These levels are well within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest Expense for the three-months ended March 31, 2022, is $3,050, compared to $3,985 for the same period in 2021. For the six-month period ended March 31, 2022, compared to the same period in 2021, interest expense was $5,521 and $8,076, respectively. This expense primarily reflects financing for trucks used in the company’s RV storage and towing operation.

Income before provision for income tax for the three-month period ended March 31, 2022, decreased by $41,335, reflecting increased operating expenses, cost of goods sold, and depreciation. For the six-months ended March 31, 2022, income before provisions for income tax increased by $52,930, reflecting increased total income. Revenues during this period are directly attributed to and are consistent with seasonal occupancy of a tourist-oriented business.

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

LIQUIDITY

The Company's current cash position, as of March 31, 2022, is $10,354,721, which is 26.9% more than the same position in 2021. This increase is primarily due to increases in income and prepaid income taxes, and decreases in accrued salaries and vacation, and capital expenditures. The cash balance increased $1,128,265 from fiscal year ended September 30, 2021, due to increase in income, rental deposits, reduction of expenses, and timing of capital expenditures. The present level of cash is being maintained in anticipation of large capital expenditures. Management is planning and implementing long-term renovations to the Resort property, which includes redesigning sites and utilities to accommodate the needs of modern recreational vehicles and replacing restroom buildings. The Company has also maintained a line of credit of $500,000 to ensure funds will be available, if required.

Accounts payable and accrued liabilities increased $13,569 above the same period last year and decreased $25,537 since the 2021 fiscal year end, which reflects a timing of capital projects and accrued property taxes. All undisputed payables have been paid in full according to the Company's policy.

Working capital increased to $7,305,794 at the end of the second quarter of fiscal year 2022, compared with $6,377,259 at the end of fiscal year 2021, and $5,041,669 at quarter end March 31, 2021.

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

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures up to $223,000 in fiscal year 2022 to further enhance the Resort facilities and services. This would include the purchase of equipment including a back-hoe, and two pick-ups, Wifi upgrade, and surveillance cameras for the resort.  Funding for these projects is expected to come from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of March 31, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2021.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six-months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:          May 11, 2022

Signature:   /s/ GARRY NELSON

Garry Nelson, President and Chairman of the Board

Date:          May 11, 2022

Signature:   /s/ JACK WILLIAMS

Jack Williams, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          May 11, 2022

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Results of Review of Interim Financial Information

We have reviewed the balance sheets of Pismo Coast Village, Inc., (the Company) as of March 31, 2022 and 2021; the related statements of operations for the three and six-month periods ended March 31, 2022 and 2021; statement of changes in stockholders’ equity for the three and six-month periods ended March 31, 2022 and 2021; and statements of cash flows for the six-month periods ended March 31, 2022 and 2021; and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of September 30, 2021, and the related statements of income and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated November 12, 2021, we expressed an unmodified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2021, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

                                                            BROWN ARMSTRONG

                                                            ACCOUNTANCY CORPORATION

Bakersfield, California

May 11, 2022

PISMO COAST VILLAGE, INC. BALANCE SHEETS MARCH 31, 2022 AND 2021 AND SEPTEMBER 30, 2021

	March 31, 2022	September 30, 2021	March 31, 2021

Assets
Current assets
Cash and cash equivalents	$3,838,680	$9,226,456	$8,156,893
Cash Reserved for Capital Improvements and Deferred Maintenance	6,516,041	-	-
Accounts receivable	28,595	36,764	19,662
Inventories	218,587	200,107	211,505
Prepaid income taxes	171,400	-	119,000
Prepaid expenses	88,189	16,657	23,757
Total current assets	10,861,492	9,479,984	8,530,817

Property and equipment
Net of accumulated depreciation and amortization	15,075,932	15,262,544	15,414,122

Total assets	$25,937,424	$24,742,528	$23,944,939

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$294,039	$319,576	$280,470
Accrued salaries and vacation	117,374	417,544	122,248
Rental deposits	3,086,296	2,244,848	3,027,365
Income taxes payable	-	60,000	-
Current portion of capital lease obligations	57,989	60,757	59,065
Total current liabilities	3,555,698	3,102,725	3,489,148

Long-term labilities
Deferred taxes	$422,000	$443,300	$375,400
PPP Loan Payable	-	-	557,635
Capital lease obligations, net of current portion	129,373	156,638	187,668
Total liabilities	4,107,071	3,702,663	4,609,851

Stockholders’ equity
Common stock – no par value, 1,800 shares issued, 1,774 shares outstanding	$5,566,130	$5,569,268	$5,569,268
Retained earnings	16,264,223	15,470,597	13,765,820
Total stockholders’ equity	21,830,353	21,039,865	19,335,088

Total liabilities and stockholders’ equity	$25,937,424	$24,742,528	$23,944,939

The accompanying notes are an integral party of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF OPERATIONS THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2021

	Three Months Ended March 31,		Six Months Ended March 31,

	2022	2021	2022	2021
Income
Resort operations	$2,047,015	$1,755,638	$3,982,673	$3,518,858
Retail operations	290,908	275,026	584,401	585,449
Total income	2,337,923	2,030,664	4,567,074	4,104,307

Cost and Expenses
Operating expenses	1,525,139	1,214,052	2,951,712	2,585,182
Cost of goods sold	145,626	127,768	290,590	274,456
Depreciation	119,103	98,687	239,087	198,568
Total cost and expenses	1,789,868	1,440,507	3,481,389	3,058,206

Income from Operations	548,055	590,157	1,085,685	1,046,101

Other Income (Expense)
Interest/dividend income	166	334	11,624	833
Interest expense	(3,050)	(3,985)	(5,521)	(8,076)
Total other income (expense)	(2,884)	(3,651)	6,103	(7,243)

Income Before Provision for Income Tax	545,171	586,506	1,091,788	1,038,858

Provision for Income Tax	(160,300)	(184,300)	(259,300)	(330,300)

Net Income	$384,871	$402,206	$832,488	$708,558

Total Comprehensive Income			$832,488	$708,558

Net Income Per Share			$469.27	$399.19

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY MARCH 31, 2022, MARCH 31, JUNE 30, SEPTEMBER 30, AND DECEMBER 31, 2021

				Accumulated Other Comprehensive Income

	Common Stock		Retained Earnings
	Shares	Amount			Total

Balance – March 31, 2021	1,775	$5,569,268	$13,765,820	$-	$19,335,088
Net Income	-	-	1,354,311	-	1,354,311

Balance – June 30, 2021	1,775	$5,569,268	$15,120,131	$-	$20,689,399
Net Income	-	-	350,466	-	350,466

Balance – September 30, 2021	1,775	$5,569,268	$15,470,597	$-	$21,039,865
Net Income	-	-	447,617	-	447,617

Balance – December 31, 2021	1,775	$5,569,268	$15,918,214	$-	$21,487,482

Net Income	-	-	384,871	$-	384,871

Repurchase of common stock	(1)	$(3,138)	$(38,862)	$-	$(42,000)

Balance – March 31, 2022	1,774	$5,566,130	$16,264,223	$-	$21,830,353

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS (Unaudited) SIX MONTHS ENDED MARCH 31, 2022 AND 2021

	2022		2021
Cash Flows from Operating Activities
Net Income		$832,488		$708,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$239,087		$198,568
Changes in operating assets and liabilities:
Accounts receivable	8,169		5,948
Inventory	(18,480)		(21,294)
Prepaid income taxes	(171,400)		152,200
Prepaid expenses	(71,532)		(1,671)
Accounts payable and accrued liabilities	(25,537)		(314)
Accrued salaries and vacation	(300,170)		(156,626)
Rental deposits	841,448		969,230
Income taxes payable	(60,000)		-
Deferred taxes	(21,300)		(47,700)
Total adjustments		420,285		1,098,341
Net cash provided by operating activities		1,252,773		1,806,899

Cash Flows from Investing Activities
Purchases of property and equipment	(52,475)		(75,495)
Net cash used in investing activities		(52,475)		(75,495)

Cash Flows from Financing Activities
Borrowings on long-term debt	-		1,920
Repurchase of capital stock	(42,000)		-
Principal payments on capital lease obligations	(30,033)		(28,541)
Net cash used in financing activities		(72,033)		(26,621)

Net increase in cash and cash equivalents		1,128,265		1,704,783

Cash and Cash Equivalents – Beginning of Period		9,226,456		6,452,110

Cash and Cash Equivalents – End of Period		$10,354,721		$8,156,893

Reconciliation of Cash and Cash Equivalents Per Balance Sheet
Cash and equivalents		3,838,680		8,156,893
Cash reserved for capital improvements		6,516,041		-
Cash and cash equivalents per statement of cash flows		$10,354,721		$8,156,893

Schedule of Payments of Interest and Taxes:
Cash paid for interest		$5,521		$8,076

The accompanying notes are an integral part of these financial statement

 PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 AND SEPTEMBER 30, 2021

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

Sales taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Finally, the Company collects Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments from guests which are remitted to the City of Pismo Beach and County of San Luis Obispo and are excluded from revenues.  As of March 31, 2022, September 30, 2021, and March 31, 2021, the Company had $81,662, $85,714, and $77,401 in TOT and TBID assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued expenses on the combined balance sheet, respectively.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 AND SEPTEMBER 30, 2021

NOTE 2:  SUMMARY OF SIGNFICANT ACCOUNTING POLICIES  (continued)

Disaggregation of Revenue

Revenue from performance obligations satisfied at a point in time consists of sales related to the Company accommodations and other ancillary goods and services at the location in Pismo Beach, California.  The geographic nature of the revenue could affect the nature, timing, amount and uncertainty of revenue and cash flows.  Revenue from site rentals, storage rental, spotting, and store and accessory sales accounts for approximately 64%, 16%, 4%, and 13% of the Company total revenue for the period ended March 31, 2022, respectively.  Revenue from other ancillary goods and services accounts for the remaining 3% of revenue for the period ended March 31, 2022.

Customer Deposits

The Company does not recognize revenue when a customer prepays for resort accommodations.  Rather, the Company records a deferred revenue liability equal to the amount received.  Revenue is then recognized when the customer stays at the resort.  As of March 31, 2022, September 30, 2021, and March 31, 2021, the Company had customer deposits related to prepaid village accommodations of $3,086,296, $2,244,848, and $3,027,365 on the balance sheet as rental deposits, respectively.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of March 31, 2022, September 30, 2021, and March 31, 2021, the Company had $6,095, $6,097 and $6,098 of cash equivalents.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts.  Management did not believe an allowance for doubtful accounts was necessary as of March 31, 2022, September 30, 2021, and March 31, 2021.

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

Earnings Per Share

The earnings per share are based on the 1,774 shares issued and outstanding.  The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 AND SEPTEMBER 30, 2021

NOTE 2:  SUMMARY OF SIGNFICANT ACCOUNTING POLICIES  (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred.  Advertising expense was $22,508 and $6,336, for the six months ended March 31, 2022 and 2021, respectively, and $20,275 and $5,089 for the three months ended March 31, 2022 and 2021, respectively.  Advertising expense was included in operating expenses on the statement of operations.

Concentration of Credit Risk

At March 31, 2022, September 30, 2021, and March 31, 2021 the Company had cash deposits of $1,175,950, $7,400,355 and $6,299,526, respectively, in excess of the $250,000 federally insured limit with Pacific Premier Bank.  However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network.  Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with ASC Income Taxes topic.  ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach.  As of March 31, 2022, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes.  It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings.  The Company does not expect any material changes through March 31, 2023.  Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2019 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2018.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 AND SEPTEMBER 30, 2021

NOTE 3: PROPERTY AND EQUIPMENT

At March 31, 2022, September 30, 2021, and March 31, 2021, property and equipment included the following:

	March 31, 2022	September 30, 2021	March 31, 2021

Land	$10,394,747	$10,394,747	$10,394,747
Building and resort improvements	13,185,090	13,185,090	11,349,249
Furniture, fixtures, equipment and leasehold improvements	816,943	777,074	685,798
Transportation equipment	807,580	794,974	794,974
Construction in progress	87,589	87,589	1,921,021
	25,291,949	25,239,474	25,145,789
Less: accumulated depreciation	(10,216,017)	(9,976,930)	(9,731,667)
	$15,075,932	$15,262,544	$15,414,122

Total depreciation and amortization expense was $239,087 and $198,568 for the six months ended March 31, 2022 and 2021, respectively, and $119,103 and $98,687 for the three months ended March 31, 2022 and 2021, respectively.

At March 31, 2022, September 30, 2021, and March 31, 2021, the cost of assets under capital lease was $405,819, $405,819, and $405,819 and related accumulated amortization was $251,631, $267,393 and $234,882, respectively. Amortization expense on assets under capital lease was $31,839 and $37,891 for the six months ended March 31, 2022 and 2021, respectively, and $15,920 and $19,035 for the three months ended March 31, 2022 and 2021, respectively.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 AND SEPTEMBER 30, 2021

NOTE 5:  CAPITAL LEASE OBLIGATIONS

At March 31, 2022, September 30, 2021, and March 31, 2021, capital lease obligations consisted of the following:

	March 31, 2022	September 30, 2021	March 31, 2021

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,167, including interest at 4.532% per annum, through December 2022.	$9,681	$16,373	$22,912
A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,154, including interest at 4.644% per annum, through August 2024.	30,633	36,762	42,744
A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,162, including interest at 4.181% per annum, through March 2025.	38,585	44,677	50,633
A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,152, including interest at 4.101% per annum, through September 2025.	45,512	51,419	57,207
A 2020 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,166, including interest at 5.406% per annum, through May 2027.	62,951	68,164	73,237
	187,362	217,395	246,733
Less current portion	(57,989)	(60,757)	(59,065)
Total capital lease obligations	$129,373	$156,638	$187,668

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 AND SEPTEMBER 30, 2021

NOTE 5:  CAPITAL LEASE OBLIGATIONS (continued)

At March 31, 2022, future minimum payments on the capital lease obligations were as follows:

For the Twelve Months Ending March 31,
2022	$65,467
2023	55,612
2024	45,686
2025	21,494
2026	16,324
Thereafter	-
Present value of future minimum payments	204,583
Less amount representing interest	(17,221)
187,362
Less current portion of capital lease obligations	(57,989)
Total capital lease obligations, net of current portion	$129,373

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

During the quarter ended March 31, 2022, the Company repurchased one share of its common stock for $42,000. The repurchase was recorded as a decrease in common stock of $3,138 equal to the original sale price of the share, and a reduction of the remaining $38,862 was recorded as a reduction in retained earnings.

NOTE 7:  INCOME TAXES

The provision for income taxes for the three and six months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Income tax (expense) benefit	$(160,300)	$(184,300)	$(259,300)	$(330,300)

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021 AND SEPTEMBER 30, 2021

NOTE 7:  INCOME TAXES (continued)

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740.  The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

As of March 31, 2022, September 30, 2021, and March 31, 2021, the Company’s deferred tax liability was $422,000 $443,300 and $375,400, respectively.  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

NOTE 8:  OPERATING LEASES

The Company leases a lot which is located in Oceano and is leased at $3,575 per month.  The lease has converted to a month-to-month lease; however, the lessor is considering a long-term renewal at this time.

The Company had a five-year lease obligation for a copier that ended on February 6, 2022.  Rental expense under this operating lease was $384 per month.

Rent expense under these agreements was $25,150 and $23,953 for the six months ended March 31, 2022 and 2021, respectively, and $12,585 and $11,987 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 9:  EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company’s matching portion of the 401(k) safe harbor plan was $36,028 and $32,147 for the six months ended March 31, 2022 and 2021, respectively, and $17,484 and $13,916 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 10:  COVID-19 Pandemic

Due to the uncertainty surrounding the recent COVID-19 pandemic, the length and severity of the outbreak, and the volatility in the world investment markets, there is uncertainty as to how these events will affect results of the Company’s operations going forward.  However, the Company experienced minimal impact from the COVID-19 pandemic during the period ended March 31, 2022.

NOTE 11:  SUBSEQUENT EVENTS

Events subsequent to March 31, 2022 have been evaluated through May 11, 2022, which is the date the financial statements were available to be issued.  Management did not identify any subsequent events that required disclosure.