Form 10-Q
period 2022-06-30
PISMO COAST VILLAGE INC
filed 2022-08-10
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. In response, the County of San Luis Obispo followed by the Governor of California issued a Shelter at Home order effective March 19, 2020, requiring certain non-essential businesses to temporarily close to the public. The Company began canceling reservations on March 19, 2020 and closed the park on March 23, 2020.  The resort remained closed until May 22, 2020, at which time the County of San Luis Obispo permitted occupancy to fifty percent.  On June 12, 2020, the County of San Luis Obispo allowed lodging businesses to operate at full capacity with restrictions on amenities.  The Company enjoyed four consecutive months of record site occupancy until the State mandated a Stay-at-Home order on December 3, 2020.  This order limited non-essential travel and caused significant cancelations for December 2020 and January 2021.  February, March, April, and May of 2021 resumed with record occupancy, followed with occupancy returning to pre-pandemic levels for the remainder of fiscal year 2021. Fiscal year 2022 occupancy through the first three quarters is below the previous year by 2.5%, however, it remains above pre-pandemic levels.

The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location.

RV storage continues to be a major source of revenue for the Company and is currently at full capacity.  RV storage provides numerous benefits to the customer, including no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

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

Income from Resort Operations for the three-month period ended June 30, 2022, decreased $29,013, or 1.2%, below the same period in 2021. This decrease in income is primarily due to a 10.4% lower paid site occupancy reflecting a decrease in site revenue of $53,101, or 2.8% compared to the previous year.  Resort Income for the nine months ended June 30, 2022, increased $434,802, or 7.3%, above the same period ended June 30, 2021. This increase is due to a $299,156 or 6.7% increase in site revenue, and a $92,452, or 6.6% increase in RV storage and towing activity.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from Retail Operations, for the three-month period ending June 30, 2022, decreased $8,442, or 2.4%, below the same period in 2021. This decrease reflects a $5,669, or 2.9%, decrease in the General store revenue, and $2,773, or 1.7% decrease in RV Service revenue.  Income from Retail Operations for the nine-month period ending June 30, 2022, decreased by $9,490, or 1.0%, below the same period ended June 30, 2021. This year-to-date income reflects a $15,108, or 3.5%, increase in the RV Service income, and a $24,598, or 4.8%, decrease in General Store income.

Operating expenses for the quarter ended June 30, 2022, increased $217,276, or 15.6%, from the same period in 2021. This increase in expense is primarily a result of labor and payroll taxes, travel and training, pension match, liability insurance, credit card expense, and vehicle expense.  Many of these expenses are occupancy related, and therefore reflective of being in full operation this year. Operating expenses for the nine-month period ended June 30, 2022, increased $583,806, or 14.7%, from the same period in 2021. This increase is primarily due to labor and labor related expenses, landscaping, credit card expense, accounting, liability insurance, land lease, water/sewer, gas, garbage, and electricity, computer expense, Wi-Fi, repairs and maintenance, vehicle expense, advertising, and contributions.

Cost of Goods Sold for 2022 are within projected levels at 46.7% of retail sales for the quarter and 48.6% year-to-date. Cost of Goods Sold for 2021 was 47.6% and 47.1%, respectively.

Interest Expense for the three-month and nine-month periods ended June 30, 2022, is $3,251 and $8,772, respectively, compared to $2,830 and $10,906 the previous year. This decrease in interest expense reflects the current capital lease obligations, which are primarily for trucks used in the company’s RV storage and towing operation.

Income Before Provision for Income Tax for the three-month period ended June 30, 2022, decreased by $553,418. This decrease is despite receiving an Employment Retention Credit of $245,280 in June of 2022, and also reflects the previous year’s Paycheck Protection Program loan forgiveness income of $557,635.  For the nine months ended June 30, 2022, Income Before Provisions for Income Tax decreased by $500,488, reflecting the previous year’s Paycheck Protection Program loan forgiveness income.

Net Income for the quarter ending June 30, 2022, decreased by $488,118, compared with the same period ending June 30, 2021. This quarterly decrease in Net Income is primarily due to increased operating expenses and last year’s Paycheck Protection Program loan forgiveness income. Net Income for the nine months ending June 30, 2022, decreased by $364,188, compared with the same period ending June 30, 2021. This decrease in Net Income is a result of an increase in Operating expenses of $583,806 and reflects last year’s PPP loan forgiveness income.  This decrease in Net Income is despite an increase in Total Income of $425,312 for the nine-month period of 2022. The last quarter of 2022 is expected to provide adequate resources for continuing business and provide for planned capital expenditures.

Management utilizes various marketing promotions along with social media to attract new customers and increase brand awareness.  Due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply-demand balance generally remains favorable, future-operating results could be adversely impacted by weak demand. This condition could limit the Company's ability to pass through inflationary increases in operating costs as higher rates. Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive.

LIQUIDITY

The Company's current cash position, as of June 30, 2022, is $10,940,515, which is 22.1% more than the same position in 2021. This increase is primarily due to increased revenues, rental deposits, and timing of capital expenditures. The cash balance increased $1,714,059, or 18.6%, from fiscal year ended September 30, 2021, due to increased revenue, rental deposits, and timing of capital expenditures. The present level of cash is being maintained in anticipation of large capital expenditures in the current and upcoming fiscal year.

Accounts Payable and Accrued Liabilities increased $25,060, or 9.9% to an amount of $276,960 for June 30, 2022, compared to the same period ending 2021. This increase was primarily due to timing of payment of monthly liabilities.  All undisputed payables have been paid in full according to the Company's policy.

Accounts Receivable for the period ending June 30, 2022, increased $1,364 above June 30, 2021, and reflects an increase of delinquent RV storage payments due to some customers personal financial hardship.

Working capital increased to $8,251,300 at the end of the third quarter of fiscal year 2022, compared with $6,377,259 at the end of fiscal year 2021, and $5,973,871 at quarter end June 30, 2021.

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

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures up to $223,000 in fiscal year 2022 to further enhance the Resort facilities and services. This would include the purchase of two vehicles, Wifi upgrade, surveillance cameras for the resort, and replacement backhoe. Funding for these projects is expected to come from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4T.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/General Manager (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2021.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine-months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

In January 2022 CEO/General Manager Jay Jamison announced his intention to resign his General Manager position by the end of the 2022 calendar year.  The Pismo Coast Village Inc. Executive Committee hired a firm that conducted a nationwide search for a replacement.  The Company hired Lesley Marr who began employment on July 15, 2022.  Ms. Marr will work with Mr. Jamison and assume the General Manager position by January 1, 2023.

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

Date:          August 10, 2022

Signature:   /s/ GARRY NELSON

Garry Nelson, President and Chairman of the Board

Date:          August 10, 2022

Signature:   /s/ JACK WILLIAMS

Jack Williams, V.P. - Finance/Chief Financial Officer

(principal financial officer and principal accounting officer)

Date:          August 10, 2022

Signature:   /s/ JAY JAMISON

Jay Jamison, General Manager/Chief Executive Officer

(principal executive officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Results of Review of Interim Financial Information

We have reviewed the balance sheets of Pismo Coast Village, Inc., (the Company) as of June 30, 2022 and 2021; the related statements of operations for the three and nine-month periods ended June 30, 2022 and 2021; statement of changes in stockholders’ equity for the three and nine-month periods ended June 30, 2022 and 2021; and statements of cash flows for the nine-month periods ended June 30, 2022 and 2021; and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

BROWN ARMSTRONG

ACCOUNTANCY CORPORATION

Bakersfield, California

August 10, 2022

PISMO COAST VILLAGE, INC. BALANCE SHEETS JUNE 30, 2022 AND 2021 AND SEPTEMBER 30, 2021
	June 30, 2022	September 30, 2021	June 30, 2021

Assets
Current assets
Cash and cash equivalents	$1,374,312	$9,226,456	$8,958,705
Cash Reserved for Capital Improvements and Deferred Maintenance	9,566,203	-	-
Accounts receivable	31,911	36,764	30,547
Inventories	226,652	200,107	197,111
Prepaid income taxes	232,500	-	-
Prepaid expenses	71,082	16,657	8,351
Total current assets	11,502,660	9,479,984	9,194,714

Property and equipment
Net of accumulated depreciation and amortization	14,973,592	15,262,544	15,294,015

Total assets	$26,476,252	$24,742,528	$24,488,729

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$276,960	$319,576	$251,900
Accrued salaries and vacation	125,933	417,544	124,898
Rental deposits	2,793,328	2,244,848	2,780,374
Income taxes payable	-	60,000	3,600
Current portion of capital lease obligations	55,139	60,757	60,071
Total current liabilities	3,251,360	3,102,725	3,220,843

Long-term labilities
Deferred taxes	$411,400	$443,300	$406,400
Capital lease obligations, net of current portion	116,946	156,638	172,087
Total liabilities	3,779,706	3,702,663	3,799,330

Stockholders’ equity
Common stock – no par value, 1,800 shares issued, 1,774 shares outstanding	$5,566,130	$5,569,268	$5,569,268
Retained earnings	17,130,416	15,470,597	15,120,131
Total stockholders’ equity	22,696,546	21,039,865	20,689,399

Total liabilities and stockholders’ equity	$26,476,252	$24,742,528	$24,488,729

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF OPERATIONS THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021

	Three Months Ended June 30,		Nine Months Ended June 30,

	2022	2021	2022	2021
Income
Resort operations	$2,407,950	$2,436,963	$6,390,623	$5,955,821
Retail operations	350,306	358,748	934,707	944,197
Total income	2,758,256	2,795,711	7,325,330	6,900,018

Cost and Expenses
Operating expenses	1,611,790	1,394,514	4,563,502	3,979,696
Cost of goods sold	163,761	170,653	454,351	445,109
Depreciation and amortization	118,263	122,516	357,350	321,084
Total cost and expenses	1,893,814	1,687,683	5,375,203	4,745,889

Income from Operations	864,442	1,108,028	1,950,127	2,154,129

Other Income (Expense)
Interest and dividend income	3,022	78	14,646	911
Interest expense	(3,251)	(2,830)	(8,772)	(10,906)
Employee Retention Credit Income	245,280	-	245,280	-
PPP loan forgiveness income	-	557,635	-	557,635
Total other income (expense)	245,051	554,883	251,154	547,640

Income Before Provision for Income Tax	1,109,493	1,662,911	2,201,281	2,701,769

Income Tax (Expense)	(243,300)	(308,600)	(502,600)	(638,900)

Net Income	$866,193	$1,354,311	$1,698,681	$2,062,869

Net Income Per Share	$488.00	$762.99	$957.00	$1,162.18
The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021

				Accumulated Other Comprehensive Income

	Common Stock		Retained Earnings
	Shares	Amount			Total

Balance – June 30, 2021	1,775	$5,569,268	$15,120,131	$-	$20,689,399

Net Income	-	-	350,466	-	350,466

Balance – September 30, 2021	1,775	$5,569,268	$15,470,597	$-	$21,039,865

Net Income	-	-	447,617	-	447,617

Balance – December 31, 2021	1,775	$5,569,268	$15,918,214	$-	$21,487,482

Net Income	-	-	384,871	-	384,871

Repurchase of common stock	(1)	$(3,138)	$(38,862)	$-	$(42,000)

Balance – March 31, 2022	1,774	$5,566,130	$16,264,223	$-	$21,830,353

Net Income	-	-	866,193	$-	866,193

Balance – June 30, 2022	1,774	$5,566,130	$17,130,416	$-	$22,696,546

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS NINE MONTHS ENDED JUNE 30, 2022 AND 2021

	2022		2021
Cash Flows from Operating Activities
Net Income		$1,698,681		$2,062,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$357,350		$321,084
PPP loan forgiveness income	-		(555,715)
Accounts receivable	4,853		(4,937)
Inventory	(26,545)		(6,900)
Prepaid income taxes	(232,500)		271,200
Prepaid expenses	(54,425)		13,735
Accounts payable and accrued liabilities	(42,616)		(28,885)
Accrued salaries and vacation	(291,611)		(153,976)
Rental deposits	548,480		722,239
Income taxes payable	(60,000)		3,600
Long term deferred income taxes	(31,900)		(16,700)
Total adjustments		171,086		564,745
Net cash provided by operating activities		1,869,767		2,627,614

Cash Flows from Investing Activities
Purchases of property and equipment	(68,399)		(77,905)
Net cash used in investing activities		(68,399)		(77,905)

Cash Flows from Financing Activities
Repurchase of capital stock	(42,000)		-
Principal payments on capital lease obligations	(45,309)		(43,114)
Net cash used in financing activities		(87,309)		(43,114)

Net increase in cash and cash equivalents		1,714,059		2,506,595

Cash and Cash Equivalents – Beginning of Period		9,226,456		6,452,110

Cash and Cash Equivalents – End of Period		$10,940,515		$8,958,705

Reconciliation of Cash and Cash Equivalents Per Balance Sheet
Cash and equivalents		1,374,312		8,958,705
Cash reserved for capital improvements		9,566,203		-
Cash and cash equivalents per statement of cash flows		$10,940,515		$8,958,705

Schedule of Payments of Interest and Taxes:
Cash paid for income tax		$827,000		$380,768
Cash paid for interest		$8,772		$10,906

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021 AND SEPTEMBER 30, 2021

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

Sales taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Finally, the Company collects Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments from guests which are remitted to the City of Pismo Beach and County of San Luis Obispo and are excluded from revenues.  At June 30, 2022, September 30, 2021, and June 30, 2021, the Company had $100,167, $85,714, and $100,797 in TOT and TBID assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued expenses on the combined balance sheet, respectively.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021 AND SEPTEMBER 30, 2021

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

Disaggregation of Revenue

Revenue from performance obligations satisfied at a point in time consists of sales related to the Company accommodations and other ancillary goods and services at the location in Pismo Beach, California. The geographic nature of the revenue could affect the nature, timing, amount and uncertainty of revenue and cash flows. Revenue from site rentals, storage rental, spotting, and store and accessory sales accounts for approximately 63%, 15%, 4%, and 12% of the Company total revenue for the period ended June 30, 2022, respectively.  Revenue from other ancillary goods and services accounts for the remaining 6% of revenue for the period ended June 30, 2022.

Customer Deposits

The Company does not recognize revenue when a customer prepays for resort accommodations.  Rather, the Company records a deferred revenue liability equal to the amount received.  Revenue is then recognized when the customer stays at the resort. As of June 30, 2022, September 30, 2021, and June 30, 2021, the Company had Customer deposits related to prepaid village accommodations was $2,793,328, $2,244,848, and $2,780,374 on the balance sheet as rental deposits, respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022, September 30, 2021, and June 30, 2021, the Company had $6,090, $6,097, and $6,099 of cash equivalents.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts. Management did not believe an allowance for doubtful accounts was necessary as of June 30, 2022, September 30, 2021, or June 30, 2021.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021 AND SEPTEMBER 30, 2021

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

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $25,591 and $7,456 for the nine months ended June 30, 2022 and 2021, respectively, and $3,083 and $1,120 for the three months ended June 30, 2022 and 2021, respectively. Advertising expense was included in operating expenses on the statement of operations.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021 AND SEPTEMBER 30, 2021

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

At June 30, 2022, September 30, 2021, and June 30, 2021, the Company had cash deposits of $886,471, $7,400,355, and $7,082,980 in excess of the $250,000 federally insured limit with Pacific Premier Bank, respectively. However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance. Due to large fluctuations in the Operating checking account, there may be times when the balance is above the $250,000 FDIC threshold.

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

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach.  As of June 30, 2022, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes.  It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings.  The Company does not expect any material changes through June 30, 2023.  Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2018, and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2017.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021 AND SEPTEMBER 30, 2021

NOTE 3:   PROPERTY AND EQUIPMENT

At June 30, 2022, September 30, 2021, and June 30, 2021, property and equipment included the following:

	June 30, 2022	September30, 2021	June 30, 2021

Land	$10,394,747	$10,394,747	$10,394,746
Building and resort improvements	$13,174,591	$13,185,090	$11,349,249
Furniture, fixtures, equipment, and leasehold improvements	$842,865	$777,074	$679,303
Transportation equipment	$808,080	$794,974	$801,469
Construction in progress	$87,589	$87,589	$1,923,431
	$25,307,872	$25,239,474	$25,148,198
Less accumulated depreciation	(10,334,280)	(9,976,930)	(9,854,183)
	$14,973,592	$15,262,544	$15,294,015

Depreciation and amortization expense was $357,350 and $321,084 for the nine months ended June 30, 2022 and 2021, respectively, and $118,263 and $122,516 for the three months ended June 30, 2022 and 2021, respectively.

At June 30, 2022, September 30, 2021, and June 30, 2021, the cost of assets under capital lease was $405,819, $405,819, and $405,819, respectively, and related accumulated amortization was $315,151, $267,393 and $251,139, respectively.  Amortization expense on assets under capital lease was $47,758, and $54,148 for the nine months ended June 30, 2022 and 2021, respectively, and $15,919 and $16,257 for the three months ended June 30, 2022 and 2021, respectively.

NOTE 4:   LINE OF CREDIT

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, expiring April 1, 2023. There was no outstanding balance on the line of credit as of June 30, 2022, September 30, 2021, or June 30, 2021.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021 AND SEPTEMBER 30, 2021

NOTE 5:   CAPITAL LEASE OBLIGATIONS

At June 30, 2022, September 30, 2021, and June 30, 2021, capital lease obligations consisted of the following:

	June 30, 2022	September 30, 2021	June 30, 2021

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in Monthly installments of $1,167,including Interest at 4.532% per annum, through December 2022.	$6,278	$16,373	$19,662

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,154, including interest at 4.644% per annum, through August 2024.	$27,512	$36,762	$39,774

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,162, including interest at 4.181% per annum, through March 2025.	$35,490	$44,677	$47,676

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,151, including interest at 4.101% per annum, through December 2025.	$42,512	$51,419	$54,328

A 2020 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,166, including interest at 5.406% per annum, through May 2027.	$60,293	$68,164	$70,718
	$172,085	$217,395	$232,158
Less current portion	(55,139)	(60,757)	(60,071)
Total capital lease obligations, net of current portion	$116,946	$156,638	$172,087

At June 30, 2022, future minimum payments on the capital lease obligations were as follows:

For the Twelve Months Ending June 30,
2022	$61,967
2023	55,612
2024	38,736
2025	18,038
2026	12,826
Thereafter	-
Total minimum lease payments	187,179
Less amount representing interest	(15,094)
Present value of lease payments	172,085
Less current portion	(55,139)
Capital lease obligations, net of current portion	$116,946

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021 AND SEPTEMBER 30, 2021

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

NOTE 7:   INCOME TAXES

The provision for income taxes for the three months and nine months ending June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Income tax expense	$243,300	$308,600	$502,600	$638,900

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

As of June 30, 2022, September 30, 2021, and June 30, 2021, the Company’s deferred tax liability was $411,400, $443,300, and $406,400 respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

NOTE 8:   OPERATING LEASES

The Company leases a lot located in Oceano for $3,575 per month.  The lease has converted to a month-to-month lease however the lessor is considering a long-term renewal at this time.

The Company had a five-year lease obligation for a copier.  Rental expense under this operating lease was $384 per month.

Rent expense under these lease agreements was $37,674 and $36,001 for the nine months ended June 30, 2022 and 2021, respectively, and $12,524 and $12,048 for the three months ended June 30, 2022 and 2021, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021 AND SEPTEMBER 30, 2021

NOTE 9:   EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $54,465, and $46,562 for the nine months ended June 30, 2022 and 2021, respectively, and $18,437 and $14,415 for the three months ended June 30, 2022 and 2021, respectively.

NOTE 11:   SUBSEQUENT EVENTS

Events subsequent to June 30, 2022 have been evaluated through August 10, 2022, which is the date the financial statements were available to be issued.  Management did not identify any subsequent events that require disclosure.