Form 10-K
period 2022-09-30
PISMO COAST VILLAGE INC
filed 2022-12-15
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES [  ]       NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.         $88,700,000

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES [  ]       NO [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.           1,774

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2022 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 21, 2023, are incorporated by reference into Part III.

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

PUBLIC AND SHAREHOLDER USERS

The present policy of the Company is to offer each shareholder the opportunity for 45 nights of free use of sites at the Resort; 25 nights may be used during prime time and 20 nights during non-prime time. The free use of sites by shareholders is managed by designating the nights of the year as prime time and non-prime time. A prime-time night is one that is most in demand, for example, Memorial Day Weekend and the period from June 1 until Labor Day. Non-prime time is that time with the least demand. Each shareholder is furnished annually a calendar that designates the prime and non-prime time nights; it also provides a schedule of when reservations can be made and the procedure for making reservations. Shareholder's free use of sites average approximately 21% to 24% annually (refer to Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, page 9).

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

COMPETITION

The Company is in competition with nine other RV parks located within a five-mile radius. Since its property is the only property located adjacent to the beach, it has a competitive edge. The Company is recognized as a recreational vehicle resort rather than a park because of its upgraded facilities and amenities, which include a restaurant, general store, 66 channels of satellite TV, high-speed wireless internet service throughout the property, a heated pool, a miniature golf course and a recreational program. The Resort is noted for its ability to provide full service, which includes RV storage and RV repair and service. The Resort is consistently given high ratings by industry travel guides based on resort appearance, facilities offered, and recreational programs. In November 2007, Pismo Coast Village RV Resort was awarded the designation of 2007/2008 RV Park of the Year, Large Park Category, by the National Association of RV Parks and Campgrounds (ARVC), which has a membership of more than 3,900 properties. Pismo Coast Village RV Resort also received national Park of the Year honors in 1999, 1997, and 1995. In fiscal year 2004, Pismo Coast Village RV Resort was awarded the designation of RV Park of the Year - Mega Park Category 2004 by the California Travel Parks Association (CTPA), now known as the California Association of RV Parks and Campgrounds (CalARVC).

Competition for the tourist market is strong between the cities on the Central Coast of California. Resort management and staff are involved with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, and are major sponsors in cooperative events and advertising. The Resort continues to market off-season discounts and place advertisements in trade publications and industry directories. In addition, the Company places its brochure with companies selling or renting recreational vehicles and has found the Resort's website and social media to be very effective. The marketing program also targets groups and clubs by offering group discounts, meeting facilities, and catering services. The Company's marketing plan was funded $58,944 for fiscal year 2022, which was developed out of operating revenues. The major source of the Company's business is repeat business, which has been developed by attention to good customer service and providing quality recreational facilities.

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

EMPLOYEES

As of September 30, 2022, the Company employed approximately 71 people, with 23 of these on a part-time basis and 42 on a full-time basis. Due to the seasonal nature of the business, additional staff is needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 64 employees to 71 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION

The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing operational expenses and conducting a local comparative rate study, the Board of Directors (Board) voted to increase all trailer towing fees $10 per tow effective August 1, 2022. The Board also voted at the May 2021 meeting to increase all nightly rates $5 per night effective January 1, 2022. It is anticipated the proposed rates will continue to market site usage at its highest value and not negatively impact the Company's ability to capture an optimum market share.

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

On February 28, 2003, the Company closed escrow on a parcel of property to be developed as an additional RV storage facility. The 4.7-acre property is located on Fountain Avenue in Oceano, California, and was purchased for $650,000, of which $500,000 was financed. The note on this property was paid off in September 2005. The construction permit granted by the County of San Luis Obispo was contingent upon permit approval by the California Coastal Commission. In January 2006, the Commission denied the permit based on wetland conditions. The property is currently being considered for another use or possibly liquidation.

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

On June 2, 2020, the San Luis Obispo County Board of Supervisors voted to approve a lease with the Company following the completion of the Oceano Drainage project. The initial lease term is for two years and may be extended for four additional and successive two-year terms. The lease was extended in June of 2022.  The monthly lease is currently $3,924 with an annual adjustment based on Consumer Price Index published in July.

The Resort leases out areas to other companies to ensure that the best service and equipment are available for guest use or creates cash flow for the Company. These areas are leased from the Company pursuant to the herein below described leases.

1.   RECREATIONAL ARCADE AGREEMENT WITH COIN AMUSEMENTS, INC.

This agreement is dated November 1, 2021, and pursuant to this agreement, the Company granted Coin Amusements, Inc. the concession to operate various coin-operated game units at the Resort. The one-year term expires on October 31, 2023, and continued renewal is expected without significant impact.

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

3.   PISMO COAST INVESTMENTS

The Company renewed a lease agreement with Ms. Jeanne Sousa, a California Corporations Licensed Broker, for the lease of a 200-square foot building at the Resort from which she conducts sales activities in the Company's stock. On November 11, 2022, the lease was renewed commencing January 1, 2023 and terminating December 31, 2025. Termination or cancellation may be made by either Lessor or Lessee by giving the other party sixty (60) days written notice.

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

5.       ROCK AND ROLL DINER OF OCEANO INC. d/b/a PISMO COAST VILLAGE GRILL

The Company entered into a lease with Mr. Marios Pouyioukkas, owner/operator of Rock and Roll Diner of Oceano Inc., for the lease of a 708-square foot space at the Resort from which the concessionaire operates the restaurant facilities as an independent food service operation. The term of the initial lease was from June 18, 2012 until December 31, 2013. The lease was renewed November 1, 2019 for a three-year period beginning January 1, 2020, and will expire December 31, 2022. This lease has been renewed for a one-year term expiring December 31, 2023. Termination or cancellation may be made by either Lessor or Lessee by giving the other party thirty (30) days written notice.

ITEM 3.      LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 4.      (REMOVED AND RESERVED).

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a.   MARKET INFORMATION

There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company’s shares as Pismo Coast Investments. The last transaction the Company is aware of occurred September 9, 2022, at a price of $50,000 for one share conveyed. This price was used for computation of aggregate market value of Company stock on page 2 of this Report.

b.   HOLDERS

The approximate number of holders of the Company's common stock on September 30, 2022, was 1,495.

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

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses the Company's financial condition as of September 30, 2022, compared with September 30, 2021. The discussion should be read in conjunction with the audited financial statement and the related notes to the financial statement and the other financial information included elsewhere in this Form 10-K.

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

Following the full resort reopening on June 5, 2020, the company experienced multiple months of record occupancy, including fiscal year 2021 reflecting record occupancy. This occupancy directly impacted the increase of revenue in all segments of the company. As the COVID-19 pandemic eased, fiscal year 2022 reflected resort activity returning to pre-pandemic levels.  Site occupancy, while still strong decreased by 3,185 or 2.5% occupied site nights when comparing fiscal year 2022 to 2021.

RV storage continues to provide a significant portion of the Company’s revenue. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience.

Ongoing investment in Resort improvements has assured Resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident when the National Association of RV Parks and Campgrounds Park of the Year was awarded to the Resort for 2007 - 2008. In addition, in 2008 the Resort was the only industry rated "A" park in California for customer satisfaction based on internet visitor surveys collected nationally by Guest Reviews. The Resort also received the Guest Reviews “A” rated park recognition for the years 2011, 2012, 2013, 2014, 2015, 2016 and one of 30 parks nationally in 2017. The Resort continues to enjoy high annual ratings from Good Sam receiving 9.5,10, and 8.5 out of 10 for years 2022 and 2021.

The Company's commitment to quality, value, and enjoyment is underscored by the business' success due to word of mouth and referrals from guests. In addition, investment for online marketing, ads in the leading national directories, and trade magazine advertising formulates most of the business-marketing plan.

CURRENT OPERATING PLANS

The Board of Directors continues its previously established policy by adopting a stringent conservative budget for fiscal year 2023, which projects a positive cash flow of approximately $2,913,850 from operations. This projection is based on paid site occupancy reflecting similar occupancy as experienced in fiscal year 2022. The 2023 budget plan includes a $5 per night increase for all site rentals effective January 1, 2023. While the Company projects a positive cash flow, this cannot be assured for fiscal year 2023.

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

Net cash provided by operating activities totaled $1,710,003 in 2022, compared to $3,001,405 for the 2021 fiscal year.

During fiscal year 2022, capital investment of $247,870 was made that included Wi-Fi upgrade, surveillance cameras, new truck for security, new truck for RV Service, new backhoe, new outfall pumps and electrical panel, pool heater, and two golf carts.  During fiscal year 2021, capital investment of $169,180 was made that included a new street sweeper, a garbage compactor container, and final construction on the RV shop.  These projects were completed on time and within budget.

Fiscal year 2022's current ratio (current assets to current liabilities) of 3.82 increased from fiscal year 2021's current ratio of 3.06. The increase in current ratio is the result of increased cash and cash equivalents.

Working Capital increased to $8,499,386 at the end of fiscal year 2022, compared to $6,377,259 at the end of fiscal year 2021. This increase is primarily a result of increased cash and cash equivalents as a result of increased income from Resort operations and postponement of some capital projects.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures up to $175,000 in fiscal year 2023 to further enhance the Resort facilities and services. This would include enhancing the resort’s recreation amenities, upgrading RV Storage security cameras, replacing three maintenance golf carts, and purchasing a lowboy tilt-trailer.  Funding for these projects is expected to come from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

YEAR-TO-YEAR COMPARISON

Revenue: Operating revenue, interest and other income increased above the prior fiscal year ended September 30, 2021, by $784,748, or 8.0%.

REVENUE BY SEGMENT

	2022	2021
OCCUPANCY
% of Shareholder Site Use	24.0%	23.8%
% of Paid Site Rental	61.3%	63.8%
% Total Site Occupancy	85.4%	87.5%
% of Storage Rental	99.0%	99.0%
Average Paid Site	$75.67	$68.98

RESORT OPERATIONS
Site Rental	$6,775,065	$6,421,329
Storage Operations	2,015,925	1,895,295
Support Operations	230,468	188,275
Total	9,021,458	8,504,899

RETAIL OPERATIONS
Store	682,091	705,779
RV Repair/Parts Store	632,984	600,228
Total	1,315,075	1,306,007

Employee Retention Credit	245,380	-

Interest Income	14,822	981

TOTAL REVENUE	$10,596,635	$9,811,887

Occupancy rates on the previous table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available). Average paid site is based on site revenue and paid sites. Resort support operations include revenues received from the arcade, laundromat, recreational activities, and other less significant sources.

2022 COMPARED WITH 2021

Resort operations income increased $516,559, or 6.4%, primarily due to a $353,737 or 5.5% increase in site revenue reflecting a rate increase, and an increase of $120,631, or 6.4% from the RV Storage and towing program.

Retail operations income increased $9,068, or 0.7%, primarily due to the RV Service department revenue increasing $32,756, or 5.5% above the previous year. The General Store revenue decreased $23,687, or 3.4% below the previous year.  Both RV Service and the General Store were impacted by staffing challenges which included hiring qualified personnel, and in some cases reduction of operational hours. In an effort to maximize revenue, management continues to stock more appropriate items, more effectively merchandise, and pay greater attention to customer service. In addition, management has actively promoted the RV service and retail operation locally compared to previous years.

Interest/Dividend Income increased $13,841, or 1411.0%, above the previous year. This increase was primarily due to a onetime interest payment on a property tax refund.   Interest Expense decreased to $11,849 in 2022 compared to $13,545 the previous year.

The Company also received Employee Retention Credit payments totaling $245,380 in June of 2022.

Operating Expenses increased $921,746, or 15.8%, as a result of labor and labor related expenses, insurance benefits, liability insurance, credit card service expense, vehicle expense, landscaping, accounting fees, credit card service expense, repairs and maintenance, storage lot maintenance, advertising, custodial supplies, office supplies, contributions, and Wi-Fi.

Maintaining a conservative approach, most expense items were managed well below plan and in many categories below the previous year. The Board of Directors has directed management to continue maintenance projects as needed to provide a first-class resort for campers using recreational vehicles.

Income before provision for income tax of $2,728,039, a 21.4% decrease below last year, is reflective of increased operating expenses.

Net income of $2,003,339 for fiscal year 2022 shows a decrease of $409,996, or 17.0%, below a net income of $2,413,335 in 2021. This decrease in net income is a reflection of the decrease in the income before provision for income tax.

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

We rely on our executive officers and management team, the loss of whom could significantly harm our business.

In October 2021, our Chief Executive Officer/General Manager, Mr. Jay Jamison informed the Executive Committee that he intended to retire at the end of calendar year 2022. This provided the Company time to conduct a replacement search and allow the successor time to work with Mr. Jamison. On July 15, 2022, Ms. Lesley Marr began her career with Pismo Coast Village, Inc. as General Manager, and assumed full responsibility in that position on November 8, 2022.

Upon retirement of our Chief Executive Officer/General Manager, Jay Jamison, our continued success will depend, to a significant extent, on the efforts and abilities of our new General Manager, Lesley Marr. Ms. Marr is important to our business and strategy and to the extent that were she to depart and is not replaced with an experienced substitute, Ms. Marr’s departure could harm our operations, financial condition and operating results.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (the Company) (a California corporation) as of September 30, 2022 and 2021, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2022 and 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

                                                                     BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Auditor Firm ID: #237

Bakersfield, California

November 11, 2022

PISMO COAST VILLAGE, INC. BALANCE SHEET SEPTEMBER 30, 2022 AND 2021

	2022	2021
Assets
Current assets
Cash and cash equivalents	$1,019,465	$9,226,456
Cash Reserved for Capital Improvements and Deferred Maintenance	9,566,367	-
Accounts receivable	49,115	36,764
Inventories	216,842	200,107
Prepaid income taxes	323,900	-
Prepaid expenses	342,211	16,657
Total current assets	11,517,900	9,479,984

Property and equipment
Net of accumulated depreciation and amortization	15,031,100	15,262,544

Total assets	$26,549,000	$24,742,528

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$265,444	$319,576
Accrued salaries and vacation	432,187	417,544
Rental deposits	2,268,627	2,244,848
Income taxes payable	-	60,000
Current portion of capital lease obligations	52,256	60,757
Total current liabilities	3,018,514	3,102,725

Long-term liabilities
Deferred taxes	424,900	443,300
Capital lease obligations, net of current portion	104,382	156,638

Total liabilities	3,547,796	3,702,663

Stockholders' equity
Common stock - no par value, 1,800 shares issued, 1,774 shares outstanding	5,566,130	5,569,268
Retained earnings	17,435,074	15,470,597
Total stockholders' equity	23,001,204	21,039,865

Total liabilities and stockholders' equity	$26,549,000	$24,742,528

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF INCOME AND COMPREHENSIVE INCOME YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021
Income
Resort operations	$9,021,458	$8,504,899
Retail operations	1,315,075	1,306,007
Total income	10,336,533	9,810,906

Costs and expenses
Operating expenses	6,737,999	5,816,253
Cost of goods sold	639,434	625,358
Depreciation and amortization	479,314	443,831
Total costs and expenses	7,856,747	6,885,442

Income from operations	2,479,786	2,925,464

Other income (expense)
Interest and dividend income	14,822	981
Interest expense	(11,849)	(13,545)
Employee Retention Credit Income	245,280	-
PPP loan forgiveness income	-	557,635
Total other income (expense)	248,253	545,071

Income before provision for income tax	2,728,039	3,470,535

Provision for income tax	724,700	1,057,200

Net income	$2,003,339	$2,413,335

Net income per share	$1,129.28	$1,359.63

Total comprehensive income per share	$1,129.28	$1,359.63

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY YEARS ENDED SEPTEMBER 30, 2022 AND 2021
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total

	Shares	Amount

Balance - September 30, 2019	1,775	$5,569,268	$12,178,406	$-	$17,747,674

Net Income			$878,856		878,856

Balance - September 30, 2020	1,775	$5,569,268	$13,057,262	$-	$18,626,530

Net Income			$2,413,335		2,413,335

Balance - September 30, 2021	1,775	$5,569,268	$15,470,597	$-	$21,039,865

Net Income			2,003,339		2,003,339

Repurchase of common stock	(1)	(3,138)	(38,862)		(42,000)

Balance - September 30, 2022	1,774	$5,566,130	$17,435,074	$-	$23,001,204

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF CASH FLOWS YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021
Cash flows from operating activities
Net Income	$2,003,339	$2,413,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	479,314	443,831
PPP loan forgiveness income	-	(555,715)
Accounts receivable	(12,351)	(11,154)
Inventory	(16,735)	(9,896)
Prepaid income taxes	(323,900)	271,200
Prepaid expenses	(325,554)	5,429
Accounts payable and accrued liabilities	(54,132)	38,792
Accrued salaries and vacation	14,643	138,670
Rental deposits	23,779	186,713
Income taxes payable	(60,000)	60,000
Long term deferred taxes	(18,400)	20,200
Total adjustments	(293,336)	588,070
Net cash provided by operating activities	1,710,003	3,001,405

Cash flows from investing activities
Purchases of property and equipment	(247,870)	(169,180)
Net cash used in investing activities	(247,870)	(169,180)

Cash flows from financing activities
Repurchase of capital stock	(42,000)	-
Principal payments on capital lease obligations	(60,757)	(57,879)
Net cash used in financing activities	(102,757)	(57,879)

Net increase in cash and cash equivalents	1,359,376	2,774,346

Cash and cash equivalents – beginning of year	9,226,456	6,452,110

Cash and cash equivalents – end of year	$10,585,832	$9,226,456

Reconciliation of Cash and Cash Equivalents Per Balance Sheet
Cash and equivalents	1,019,465	9,226,456
Cash reserved for capital improvements	9,566,367	-
Cash and cash equivalents per statement of cash flows	$10,585,832	$9,226,456

Schedule of payments of interest and taxes
Cash paid for income tax	$1,127,000	$705,768
Cash paid for interest	$11,849	$13,545

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

Sales taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Finally, the Company collects Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments from guests which are remitted to the City of Pismo Beach and County of San Luis Obispo and are excluded from revenues.  At September 30, 2022 and 2021, the Company had $84,860 and $85,714 in TOT and TBID assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued expenses on the combined balance sheet, respectively.

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

SEPTEMBER 30, 2022 AND 2021

NOTE 2:  Summary of Significant Accounting Policies (Continued)

California. The geographic nature of the revenue could affect the nature, timing, amount and uncertainty of revenue and cash flows. Revenue from site rentals, storage rental, spotting, and store and accessory sales accounts for approximately 64%, 14%, 4%, and 12% of the Company total revenue for the period ended September 30, 2022, respectively. Revenue from other ancillary goods and services accounts for the remaining 6% of revenue for the period ended September 30, 2022.

Customer Deposits

The Company does not recognize revenue when a customer prepays for resort accommodations.  Rather, the Company records a deferred revenue liability equal to the amount received. Revenue is then recognized when the customer stays at the resort. As of September 30, 2022 and 2021, the Company had Customer deposits related to prepaid village accommodations was $2,268,627 and $2,244,848 on the balance sheet as rental deposits, respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and 2021, the Company had $6,089 and $6,097 of cash equivalents.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts. Management did not believe an allowance for doubtful accounts was necessary as of September 30, 2022 or 2021.

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

SEPTEMBER 30, 2022 AND 2021

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

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expense was $58,944 and $38,690 for the years ended September 30, 2022 and 2021, respectively.  Advertising expense was included in operating expenses on the statement of operations.

Concentration of Credit Risk

At September 30, 2022 and 2021, the Company had cash deposits of $552,851 and $7,400,355 in excess of the $250,000 federally insured limit with Pacific Premier Bank, respectively. However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance. Due to large fluctuations in the Operating checking account, there may be times when the balance is above the $250,000 FDIC threshold.

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic. ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of September 30, 2022, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings. The Company does not expect any material changes through September 30, 2023.  Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2018 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2017.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

NOTE 3:  Property and Equipment

At September 30, 2022 and 2021, property and equipment included the following:

	2022	2021
Land	$10,394,747	$10,394,747
Building and resort improvements	13,174,590	13,185,090
Furniture, fixtures, equipment and leasehold improvements	870,440	777,074
Transportation equipment	959,978	794,974
Construction in progress	87,589	87,589
	25,487,344	25,239,474
Less accumulated depreciation	(10,456,244)	(9,976,930)
	$15,031,100	$15,262,544

Depreciation and amortization expense was $479,314 and $443,831 for the years ended September 30, 2022 and 2021, respectively.

At September 30, 2022 and 2021 the cost of assets under capital lease was $405,819 and $405,819, respectively, and related accumulated amortization was $331,071 and $267,393, respectively.  Depreciation expense on assets under capital lease was $63,678 and $70,402 for the years ended September 30, 2022 and 2021, respectively.

NOTE 4:  Line of Credit

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, expiring April 1, 2023. There was no outstanding balance on the line of credit as of September 30, 2022 or 2021.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

NOTE 5:  Capital Lease Obligations

At September 30, 2022 and 2021, capital lease obligations consisted of the following:

	2022	2021
A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,167, including interest at 4.532% per annum, through December 2022.	$2,837	$16,373

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,154, including interest at 4.644% per annum, through August 2024.	24,358	36,762

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,162, including interest at 4.181% per annum, through March 2025.	32,364	44,677

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,151, including interest at 4.101% per annum, through December 2025.	39,482	51,419

A 2020 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,166, including interest at 5.406% per annum, through May 2027.	57,597	68,164
	$156,638	$217,395
Less current portion	(52,256)	(60,757)

Total capital lease obligations, net of current portion	$104,382	$156,638

At September 30, 2022, future minimum payments on capital lease obligations were as follows:

For the Twelve Months Ending September 30,
2023	$58,468
2024	53,374
2025	34,615
2026	13,992
Thereafter	9,328
Present value of future minimum payments	169,777
Less amount representing interest	(13,139)
156,638
Less current portion of capital lease obligations	(52,256)
Total capital lease obligations, net of current portion	$104,382

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

NOTE 7:  Income Taxes

The provisions for income taxes for the years ended September 30, 2022 and 2021 are as follows:

	2022	2021
Current:
Federal	$524,500	$661,700
State	218,500	375,400
	743,000	1,037,100
Deferred:
Federal	(12,900)	24,400
State	(5,400)	(4,300)
	(18,300)	20,100
Provision for income taxes	$724,700	$1,057,200

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the impact of state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

At September 30, 2022 and 2021, the deferred income tax liabilities consisted of the following:

	2022	2021
Deferred tax assets (liabilities):
Federal	$(377,800)	$(390,800)
State	(47,100)	(52,500)

Net deferred income taxes	$(424,900)	$(443,300)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

NOTE 7:  Income Taxes (Continued)

At September 30, 2022 and 2021, the deferred income tax liabilities consisted of the following temporary differences:

	2022	2021

Depreciation	$(525,400)	$(552,900)
Total gross deferred tax liabilities	(525,400)	(552,900)

Vacation accrual	34,400	30,100
Federal benefit of state taxes	66,100	79,500
Total gross deferred tax assets	100,500	109,600

	$(424,900)	$(443,300)

There were no net operating loss or tax credit carryforwards for the year ended September 30, 2022 or 2021 for federal or state.

NOTE 8:  Operating Leases

The Company leases a lot located in Oceano for $3,575 per month. The lease has converted to a month-to-month lease however the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier. Rental expense under this operating lease is $384 per month.

Rent expense under these lease agreements was $58,400 and $55,945 for the years ended September 30, 2022 and 2021, respectively.

NOTE 9:   Employee Retirement Plans

The Company is the sponsor of a 401(k)-profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $73,679 and $64,148 for the years ended September 30, 2022 and 2021, respectively.

NOTE 10:   Subsequent Events

Events subsequent to September 30, 2022 have been evaluated through November 11, 2022, which is the date the financial statements were available to be issued. Management did not identify any subsequent events that required disclosure.

PISMO COAST VILLAGE, INC.

SCHEDULE OF OPERATING EXPENSES

SEPTEMBER 30, 2022 AND 2021

	2022	2021

Administrative salaries	$731,182	$665,879
Advertising and promotion	58,944	38,690
Auto and truck expense	164,520	100,628
Bad debts	1,042	1,237
Contract services	68,703	40,051
Corporation expense	47,361	43,886
Custodial supplies	39,133	27,060
Direct labor	2,405,668	2,067,476
Employee travel and training	34,648	23,904
Equipment lease	5,389	5,178
Insurance	643,325	512,414
Miscellaneous	109,420	56,312
Office supplies and expense	101,991	83,937
Payroll tax expense	223,849	216,173
Payroll service	47,042	36,518
Pension plan match	73,679	64,148
Professional services	121,634	94,236
Property taxes	215,930	230,197
Recreational supplies	3,521	962
Rent - storage lots	53,011	50,767
Repairs and maintenance	283,124	201,268
Retail operating supplies	5,653	6,805
Security	14,808	13,738
Service charges	354,231	294,955
Taxes and licenses	11,343	11,917
Telephone	34,371	34,658
Uniforms	32,225	32,604
Utilities	852,252	860,655

Total operating expenses	$6,737,999	$5,816,253

INDEPENDENT AUDITOR'S REPORT

ON SUPPLEMENTAL INFORMATION

To the Board of Directors and Shareholders
Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California

We have audited the financial statements of Pismo Coast Village, Inc. (the Company) as of and for the years ended September 30, 2022 and 2021, and our reports thereon dated November 11, 2022, which expressed an unqualified opinion on those financial statements, appears on page 16. The supplementary information contained in the Statements of Operations for the Three Months Ended September 30, 2022 and 2021, has been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The supplementary information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplementary information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplementary information. In forming our opinion on the supplementary information, we evaluated whether the supplementary information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplementary information is fairly stated, in all material respects, in relation to the financial statements as a whole.

                                                                                            BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Bakersfield, California

November 11, 2022

PISMO COAST VILLAGE, INC. STATEMENTS OF OPERATIONS (UNAUDITED) THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021
Income:
Resort operations	$$2,630,835	$$2,549,078
Retail operations	380,368	361,810
Total income	3,011,203	2,910,888

Costs and expenses:
Operating expenses	2,174,497	1,836,557
Cost of goods sold	185,083	180,249
Depreciation	121,964	122,747
Total cost and expenses	2,481,544	2,139,553

Income from operations	529,659	771,335

Other income (expense):
Other income (expense):
Interest income	176	70
Interest expense	(3,077)	(2,639)
Total other income (expense)	(2,901)	(2,569)

Income before provision for income tax	526,758	768,766

Provision for income tax	1,227,300	1,696,100

Net loss	$(700,542)	$(927,334)

Net loss per share	$(394.89)	$(522.44)

Total comprehensive loss per share	$(394.89)	$(522.44)

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

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer (who is our principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2022 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures were effective as of such date.

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

As of September 30, 2022, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of September 30, 2022.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

There were no changes in our internal control over financial reporting during the fiscal year ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

No disclosure is required under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

a. The Company's Directors were chosen at the Shareholders’ Annual Meeting held January 15, 2022. The Directors serve for one year, or until their successors are elected. The names, ages, background and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

DAVID BESSOM, Director	Age 74

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

SAM BLANK, Director	Age 77

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

HARRY BUCHAKLIAN, Director	Age 90

Harry Buchaklian has a B.A. degree from California State University, Fresno, in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College. At Sear’s, he managed the Television Department, high tech center, mechanical shop, and was responsible for thirty-four technicians. He retired from Sears Roebuck in 1994. He has been a member of the Board from March 1981 to January 1992 and from September 1995 to present, serving one year as Executive Vice President, and as a chairman of the Policy, Audit and Environmental, Health and Safety Advisory Committees.

RODNEY ENNS, Director and Vice President – Operations	Age 69

Rodney Enns has a B.S. degree in computer engineering from California State University, Fresno, and a secondary math teaching credential from the State of California. He was president, owned and operated, Ennsbrook Ent., an incorporated poultry enterprise, from 1975 to 1995. Mr. Enns then worked as an electrical engineer at Voltage Multipliers, Inc., and was promoted to senior engineer before leaving in August 2005. He taught high school mathematics and engineering at Milpitas High School in Milpitas, California from 2005 to June 2022. He has been a member of the Board of Directors since November 2007, and is currently serving as Vice President - Operations.

WILLIAM FISCHER, Director	Age 89

William (Bill) Fischer resides in Camarillo, California. He served four years in the U.S. Air Force during the Korean War, attaining the rank of Staff Sergeant. He is a graduate of California State University, Northridge, with a B.S. degree in accounting. He worked in the aerospace, entertainment and public utility industries until 1969 when he was hired by Getty Oil Company’s corporate office in Los Angeles, California, as an accounting supervisor. Texaco, Inc. acquired Getty Oil in 1985, and he was promoted to Manager of Benefits Plans Accounting and transferred to Houston, Texas. Mr. Fischer was responsible for the Savings/Thrift, 401(k), and ESOP Plans administration until 1989, when he elected early retirement. He was an independent financial consultant to various companies until 2006. Mr. Fischer also was active in residential real estate from 1989 to 1997, and, since 1980, has had an active real estate broker’s license. He has been a member of the Knights of Columbus since 1966 where he served as Grand Knight and District Deputy. He looks forward to contributing his financial background to the Board. Mr. Fischer served two years as Executive Vice President and five years as Nominating Committee Chairman. He has been on the Board since January 2002.

WAYNE HARDESTY, Director	Age 89

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

DENNIS HEARNE, Director	Age 84

Dennis Hearne holds an A.A. degree in business administration from Hartnell Junior College in California. He served two years in the Navy. Prior to retirement, he was employed in a family agriculture business, L.A. Hearne Company, located in the Salinas Valley in California, for thirty-seven years, and presently serves as a director of the company’s board. Mr. Hearne has also served on the board of directors of the California Feed and Grain Association in Sacramento and the California Crop Improvement Association in Davis. He is a member of Knights of Columbus, serving as treasurer and financial secretary for fifteen years. Mr. Hearne is a retired volunteer fireman with forty years of service, serving the rural area in King City, California. He has been a member of the Board of Directors since September 2006, and served nine years as Chairman of the Nominating Committee. Mr. Hearne resigned as Director at the September 17, 2022 Board Meeting.

TERRIS HUGHES, Director	Age 73

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

MARCUS JOHNSON, Director	Age 69

Marcus Johnson (Marc) has spent his entire career as an educator in the Central Valley of California. For sixteen years he taught, then spent the next twenty-one years in leadership roles, retiring in 2013 from the Sanger Unified School District, where he spent fourteen years, with twelve of those years as Superintendent. Currently, he serves as the K-12 Liaison with the Central Valley Higher Education Consortium, and is also the Executive Director of the Fresno Compact in Fresno, California. In addition to those roles, Mr. Johnson does consulting with schools and districts nationally, and is a published author as well. He has been married to his wife, Penni, for forty-six years, and they currently reside in Wildwood Island in Sanger, California. They have three children and nine grandchildren. Mr. Johnson has been a member of the Board since November 2018.

KAREN KING, Director and Vice President – Secretary	Age 64

Karen King studied business finance and management at California Lutheran University in Thousand Oaks, California, and at the University of Phoenix. From 1991 to 2006, she was employed as Director of Credit Risk and Underwriting Management, Credit Risk Manager, Customer Account Team Lead Underwriting and Quality Control, and as Desktop Underwriter Technology Instructor with Fannie Mae, and, from 2006 to 2008, she was employed with PMI Mortgage Insurance Company as Vice President, National Account Operations in Walnut Creek, California. In June 2008, Mrs. King and her family relocated to Camarillo, California, where she was employed until December 2009 as a sales agent for Camarillo Properties, a local real estate brokerage firm. In December 2009, she accepted employment with Bank of America, and held the positions of Vice President - Investor Audit, Vice President - Executive Customer Relations, Office of the CEO, and Vice President - Operations Risk. She left Bank of America in September 2015 when she was hired by Wells Fargo Bank as Vice President, Operations Risk Consultant. Since 2014, Ms. King has served on the Camarillo Ranch Foundation Board as Community Relations Chairperson. She has also been involved with the Camarillo City Ambassadors, the Camarillo Council on Aging, and the Ventura County Council on Aging, representing the City of Camarillo. Mrs. King has been a member of the Board of Directors since November 2016, and is currently serving as the Vice President – Secretary.

GARRY NELSON, Director and President	Age 72

Garry Nelson is a graduate of Cal Poly University, San Luis Obispo, California, and has been involved in agriculture for more than forty years. From 2003 until his retirement in 2014, he was employed as the General Manager of Vintage Nurseries in Wasco, California, a company that specializes in grapevines. Prior to his employment at Vintage Nurseries, he was vice president and chief operating officer for Belridge Farms for many years. Mr. Nelson was a member of the Shafter City Council for twenty years, serving as mayor for eight of those years. He also serves on the board of Bakersfield Memorial Hospital Foundation and has served on numerous agricultural industry boards. Mr. Nelson has been a member of the Company's Board of Directors since November 2008, has served four years as Executive Vice President and as Chair of the Personnel and Compensation/Benefits Committee, and is currently serving as President.

RONALD NUNLIST, Director	Age 84

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

GEORGE PAPPI, JR., Director and Executive Vice President	Age 60

Mr. Pappi’s current occupation is as a property major case General Adjuster for The Hartford Insurance. Other positions held during his more than thirty years of employment include office manager, property and bodily injury adjustor, fire and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California, and is actively involved in local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004, has served six years as Vice President – Secretary, and is currently serving as Executive Vice President.

DWIGHT PLUMLEY, Director	Age 70

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

JERRY ROBERTS, Director	Age 69

Jerry Roberts has an associate of arts degree in math and science from the College of the Sequoias, Visalia, California; a bachelor’s degree in biological sciences from the University of the Pacific, Stockton, California; an MBA degree from the Santa Clara University Graduate School of Business, Santa Clara, California; and is licensed by the California State Board of Accountancy as a Certified Public Accountant. He was first licensed in 1982 after fulfilling experience requirements while in the employment of the international accounting firm of Arthur Andersen & Co. Mr. Roberts is currently a partner in the accounting, tax and consulting firm of Lampros & Roberts, established in 1985. Mr. Roberts has been married to his wife Denise since 1978. They have three sons and currently reside in Los Gatos, California. Mr. Roberts has been a member of the Board since March 2013, and is currently serving as Chair of the Audit Committee.

BRIAN SKAGGS, Director	Age 64

Brian Skaggs received his Bachelor of Science degree in Civil Engineering in 1980, and, in 1988, received a Master’s degree in engineering, both degrees from California State University, Fresno. He became a Registered Civil Engineer in the State of California in 1983. In 1980, Mr. Skaggs was hired as Assistant Engineer by Summers Engineering, Inc., was promoted to Civil Engineer in 1983, and in March 1991 was promoted to Senior Civil Engineer and became a partner in the firm. During his years of employment with Summers Engineering, he has worked in the field of water resources engineering in the San Joaquin Valley and other areas in California. Mr. Skaggs has been a member, past vice-president and past president of the American Council of Engineering Companies (ACEC), Sequoia Chapter, and the ACEC Sequoia Chapter was named chapter of the year while he was serving as President. He is also a member of the American Water Works Association, a member of the U. S. Committee on Irrigation and Drainage, and a member of American Society of Civil Engineers. Mr. Skaggs is a member, past vice-president and current president of the Hanford Fraternal Hall Association; a member, past treasurer and past president of the Hanford Celebration Committee; and a member and past treasurer of the Kit Carson Volunteer Fire Department. Mr. Skaggs has been a member of the Board of Directors since May 2016, was elected to Vice President – Secretary for 2021, and is currently serving as Chair of the Environmental Health and Safety Committee.

GARY WILLEMS, Director	Age 68

Gary Willems holds a B.A. degree in music education and a California life teaching credential from Fresno Pacific University, as well as a professional clear administrative services credential. Mr. Willems started teaching in 1977 and was a Band Director for thirty years in the Dinuba/Reedley area. He was also Head Marching Band Director of the Reedley High School Band from 1985 to 2007. In 2007, he moved into school administration where he was employed as the Visual and Performing Arts Coordinator and the Administrator of the Dunlap Leadership Academy Charter School (an on-line high school) at Kings Canyon Unified School District. In 2014, Mr. Willems retired from education, and he is now enjoying time with his wife, children and grandchildren. Mr. Willems has served on the Board of Directors since January 2001, served two years as Vice President – Secretary, and is currently serving as Chair of the Nominating Committee.

JACK WILLIAMS, Director, Chief Financial Officer and Vice President - Finance	Age 72

Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. He was employed as a financial analyst by Texaco Oil Corporation in the Bakersfield, California, area from 1997 until 1999, and as Chief Financial Officer for Goodwill Industries of South-Central California from March 2000 to November 2004. Mr. Williams was an interim controller for Diversified Utilities Services, a position he held from April 2005 to December 2005. He established his own C.P.A. practice in 1983, which he continues to own and operate. Mr. Williams has been a member of the Board since January 1995, and is currently serving as Chief Financial Officer and Vice President – Finance.

b.            OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

JAY JAMISON, Chief Executive Officer/General Manager and Assistant Corporate Secretary	Age 69

Jay Jamison has been employed by the Company since June 1997 as General Manager and serves as Assistant Corporate Secretary. In March 2007, the Board changed his title to Chief Executive Officer/General Manager. He has a B.S. degree in Agricultural Management from Cal Poly San Luis Obispo, graduating in 1976. Mr. Jamison was raised on his family’s guest ranch, Rancho Oso, in Santa Barbara County, which included a recreational vehicle park, resident summer camp, equestrian facilities and numerous resort amenities. He worked on the ranch throughout his childhood and after college. The family business was sold in 1983, at which time Mr. Jamison was hired by Thousand Trails, Inc., a private membership resort, as a Resort Operations Manager. His last ten years at Thousand Trails were spent managing a 200-acre, 518-site, full-service resort near Hollister, California. He also managed Thousand Trails resorts in Acton and Idyllwild in Southern California. Prior to his employment with the Company, Mr. Jamison was a General Manager with Skycrest Enterprises in Redding and managed Sugarloaf Marina and Resort on Lake Shasta in Northern California between January 1995 and June 1997. Mr. Jamison was appointed to and served as a commissioner on the Pismo Beach Conference and Visitors Bureau from February 1998 to January 2010, serving as Chair from August 1999 until February 2009. At the 1999 National Association of RV Parks and Campgrounds Annual Convention, he was elected to serve on the Board of Directors representing the ten western states. During his two three-year terms on the Board, he served four years as Treasurer of the National Association, a position he held until he termed out December 2005. In June of 2002, Mr. Jamison was installed as a Director on the Board for the San Luis Obispo County Chapter of the American Red Cross, and served until June 2011, including from June  2006 until July 2008 as Board Chairman. In February 2006, Mr. Jamison was elected to serve as a commissioner on the California Travel and Tourism Commission, which markets California to potential domestic and international visitors. During his two four-year terms, he served on the Audit Committee, two years as committee Chairman, and one year on the Executive Committee. He termed out as a commissioner in June 2014; however, he still remains a member of the Audit Committee, and currently serves as Chairman. Mr. Jamison was installed as a member of the Board of Directors for the San Luis Obispo County Conference and Visitors Bureau (Visit San Luis Obispo County) in 2012, and served on the Executive Committee following two years as Board Chair. From 2014 through 2020 Mr. Jamison served as a member of the Advisory Council for the Experience Industry Management (EIM) Department at Cal Poly San Luis Obispo. In 2022, he was awarded the 2022 Awards of Excellence - Pioneer Award from the National Association of RV Parks & Campgrounds. The Pioneer Award recognizes early industry leaders and visionaries whose groundbreaking efforts have contributed over the years to the growth and success of the RV and campground sector of the outdoor hospitality industry. In October 2021, Mr. Jamison informed the Executive Committee that he intended to retire at the end of the calendar year 2022. This provided the Company time to conduct a replacement search and allow the successor time to work with Mr. Jamison. On November 8, 2022, Mr. Jamison turned over his General Manager responsibilities to the new General Manager, Lesley Marr.

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

Ms. Lesley Marr, General Manager

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach CA 93449

g.            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers, and persons who beneficially own more than ten percent of a registered class of our equity securities within specified time periods to file with the SEC initial reports (“Form 3”) of beneficial ownership and reports of changes (“Form 4” and “Form 5”) in beneficial ownership of Common Stock of the Company. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all of the Company’s officers, directors and beneficial owners of greater than ten percent of the outstanding Common Stock complied with the Section 16(a) filing requirements for the fiscal year ended September 30, 2022.

ITEM 11.  EXECUTIVE COMPENSATION STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTED DURING THE LAST FISCAL YEAR

This information required by Item 11 is incorporated by reference in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 21, 2023, under the caption “Compensation of Directors and Executive Officers.” The Definitive Proxy Statement is expected to be filed with the Commission on or before December 14, 2022.

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

b.            SECURITY OWNERSHIP OF MANAGEMENT.

The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2022:

Board Member	Title of Class	*Amount of Ownership	Percent of Class
David Bessom 7632 Quebec Drive Huntington Beach CA 92648	Common Stock	1 Share	0.059%
Sam Blank 124 Helen Way Escondido CA 92025	Common Stock	1 Share	0.059%

Board Member	Title of Class	*Amount of Ownership	Percent of Class
Harry Buchaklian 1361 East Ticonderoga Drive Fresno CA 93720	Common Stock	1 Share	0.059%
Rodney Enns 2577 Sandell Avenue Kingsburg CA 93631	Common Stock	1 Share	0.059%
William Fischer 2496 Figleaf Rd Camarillo, CA 93012	Common Stock	1 Share	0.059%
Wayne Hardesty 8651 Foothill Boulevard, Space 110 Rancho Cucamonga CA 91730	Common Stock	1 Share	0.059%
Terris Hughes 3516 Cedar Knolls Way Shafter CA 93263	Common Stock	1 Share	0.059%
Marcus Johnson 700 Trout Lake Drive Sanger CA 93657	Common Stock	2 Shares	0.118%
Karen King 52 Maxine Drive Camarillo CA 93010	Common Stock	1 Share	0.059%
Garry Nelson 727 Acacia Avenue Shafter CA 93263	Common Stock	1 Share	0.059%
Ronald Nunlist 1105 Minter Avenue Shafter CA 93263	Common Stock	4 Shares	0.236%
George Pappi, Jr. 5728 Via De Mansion La Verne CA 91750	Common Stock	1 Share	0.059%
Dwight Plumley 4212 West Hemlock Avenue Visalia CA 93277	Common Stock	3 Shares	0.177%
Jerry Roberts 16230 Camino Del Sol Los Gatos CA 95032	Common Stock	3 Shares	0.177%
Brian Skaggs 371 Northstar Drive Hanford CA 93230	Common Stock	1 Share	0.059%
Gary Willems 2015 Dorking Avenue Cambria CA 93428	Common Stock	1 Share	0.059%

Board Member	Title of Class	*Amount of Ownership	Percent of Class
Jack Williams 7801 Revelstoke Way Bakersfield CA 93309	Common Stock	1 Share	0.059%
All Officers and Directors as a Group	Common Stock	25 Shares	1.470%

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

EMPLOYMENT AGREEMENTS

See Item 11, Executive Compensation - Employment contracts and termination of employment and change in control arrangements, for a discussion of the current employment contracts between Pismo Coast Village, Inc. Mr. Jamison and Lesley Marr.

OTHER ARRANGEMENTS

During the fiscal years 2022 and 2021, Pismo Coast Village, Inc. paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Pismo Coast Village, Inc.'s benefit.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The shareholders will vote on the independent audit firm for the fiscal year ending September 30, 2023 at the annual shareholders’ meeting held on January 21, 2023.

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm, Brown Armstrong Accountancy Corporation, in each of the last two fiscal years.

	Years ended
	September 30,
	2022	2021
Audit fees (1)	$60,300	$51,900
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	2,500	2,500
Total	$62,800	$54,400

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

(4)   AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES

For the fiscal years ended September 30, 2022, and September 30, 2021, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

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

Registrant:               PISMO COAST VILLAGE, INC.

By:	/s/ GARRY NELSON Garry Nelson, President and Chairman of the Board	Date:	November 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAY JAMISON Jay Jamison, Chief Executive Officer, General Manager and Assistant Corporate Secretary (principal executive officer)	Date:	November 11, 2022

By:	/s/ GARRY NELSON Garry Nelson, President and Chairman of the Board, and Director	Date:	November 11, 2022

By:	/s/ JACK WILLIAMS Jack Williams, Chief Financial Officer, Vice President – Finance, and Director (principal financial officer and principal accounting officer)	Date:	November 11, 2022

By:	/s/ GEORGE PAPPI, JR. George Pappi, Jr., Executive Vice President and Director	Date:	November 11, 2022

By:	/s/ KAREN KING Karen King, Vice President - Secretary and Director	Date:	November 11, 2022

By:	/s/ RODNEY ENNS Rodney Enns, Vice President - Operations and Director	Date:	November 11, 2022

By:	/s/ DAVID BESSOM David Bessom, Director	Date:	November 11, 2022

By:	/s/ SAM BLANK Sam Blank, Director	Date:	November 11, 2022

By:	/s/ HARRY BUCHAKLIAN Harry Buchaklian, Director	Date:	November 11, 2022

By:	/s/ WILLIAM FISCHER William Fischer, Director	Date:	November 11, 2022

By:	/s/ WAYNE HARDESTY Wayne Hardesty, Director	Date:	November 11, 2022

By:	/s/ TERRIS HUGHES Terris Hughes, Director	Date:	November 11, 2022

By:	/s/ MARCUS JOHNSON Marcus Johnson, Director	Date:	November 11, 2022

By:	/s/ RONALD NUNLIST Ronald Nunlist, Director	Date:	November 11, 2022

By:	/s/ DWIGHT PLUMLEY Dwight Plumley, Director	Date:	November 11, 2022

By:	/s/ JERRY ROBERTS Jerry Roberts, Director	Date:	November 11, 2022

By:	/s/ BRIAN SKAGGS Brian Skaggs, Director	Date:	November 11, 2022

By:	/s/ GARY WILLEMS Gary Willems, Director	Date:	November 11, 2022