Form 10-Q
period 2022-12-31
PISMO COAST VILLAGE INC
filed 2023-02-13
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

(805) 773-5649
Registrant’s telephone number, including area code.

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         YES [X]      NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        YES [X]      NO [  ]

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

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

The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Based on advanced reservation deposits, occupancy projections are positive. Long term industry outlook remains strong.  In 2023, the industry will continue to normalize and reflect pre-COVID numbers and patterns.

Outdoor recreation continued to be popular throughout 2022, and the Company enjoyed its second highest revenue year. With public school and work schedules returning to normal, interest in camping is expected to remain high.

RV storage and towing continue to be a primary source of revenue for the Company. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience. Revenues for RV storage and towing are up $14,782 over prior year due to a slight increase in towing fees to cover operational increases and strong demand for storage sites.

Ongoing investment in resort improvements has assured Resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident as the resort continues to maintain high standards and again, has been recognized with quality ratings by Good Sam in 2022.

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

Income from Resort Operations for the three-month period ended December 31, 2022, decreased $59,656, below the same period in 2021. This decrease is primarily due to a decrease in site revenue of $69,460 which relates to COVID and weather cancellations in December 2022. RV storage and towing activity increased by $14,782 over the same period in 2021 as many storage customers returned their RV’s that were removed for use elsewhere during the pandemic. Vending revenue, which includes income from the arcade, restaurant, and laundromat, decreased $5,971. This decrease in vending revenue was due to reduced occupancy due to cancellations.

Seasonal fluctuations within this industry are expected, and management projects that income for the fourth quarter will be approximately 40% of its annual revenue. This approximation is based on historical information.

Income from retail operations decreased $7,193 for the three-month period ended December 31, 2022, compared to same period in 2021. The RV Service and Repair income increased $12,311, while the General Store income decreased $19,504, compared to the previous year. The decrease in General Store income is attributed to reduction in General Store operating hours due to staff challenges and December occupancy.

The Company anticipates slight to moderate increases in both income from resort operations, and in retail operations as the fiscal year progresses in a normalizing of the industry.

Operating expenses for the three-month period ending December 31, 2022, increased $440,809 above the same period ended December 31, 2021. This reflects an increase in labor, benefits, professional insurance, vehicle expense, and credit card processing expense. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of goods sold expenses for the three-month period ended December 31, 2022, are 49.8%, compared to 49.4% for the same period in 2021, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended December 31, 2022, was $3,544, compared to $2,471 for the same period ending 2021.

Due to the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Although the supply-demand balance generally remains favorable, future-operating results could be adversely impacted by weak demand. This condition could limit the Company’s ability to pass through inflationary increases in operating costs as higher rates.

Increases in transportation and fuel costs or sustained recessionary periods could also unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive. It is anticipated the published rates will continue to market site usage at its highest value and not negatively impact the Company’s ability to capture an optimum market share.

LIQUIDITY

The Company’s current cash position (cash & cash equivalent, Reserves & Investments), as of December 31, 2022, is $10,663,094, which is more than the same position in 2021 of $9,532,125. The cash balance increased $77,099 from the fiscal year ended September 30, 2022, primarily due to consistent GP Fall occupancy. The Company has maintained cash balances in anticipation for large capital expenditures necessary to upgrade the resort. Maintaining the principle of easily accessible reserves, the Company purchased US Treasury Bills in the following amounts in November 2022:

                  6-month Treasury at 4.55% for $488k and will mature on May 4, 2023;

                 12-month Treasury at 4.73% for $477k and will mature on November 2, 2023;

                  6-month Treasury at 4.55% for $34k and will mature on May 4, 2023.

The Company has also maintained a line of credit of $500,000 to ensure funds will be available, if required.

Account Payables and Accrued Liabilities totaled $357,803 which is $29,742 above the same period last year and increased $92,359 since the 2022 fiscal year end, which reflects a timing of capital projects and paid bonuses and accrued vacation. All undisputed payables have been paid in full according to the Company’s policy.

Total Current Assets increased to $11,607,737 at the end of the first quarter of fiscal year 2022, compared with $11,517,900 at the end of fiscal year 2022.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures up to $175,000 in fiscal year 2023 to further enhance the Resort facilities and services. This would include the purchase of a low-boy tilt trailer, surveillance cameras for storage lots, two golf carts for maintenance, one golf cart for security and a redesign for sports courts.  Funding for these projects is expected to come from normal operating cash flows and, if necessary, supplemented with outside financing. These capital expenditures are expected to increase the Resort’s value to its shareholders and the general public.

Capital expenditures are consistent with prior years and operations and are expected to provide adequate resources to support the amounts committed to complete the authorized capital projects during the fiscal year. Second Quarter occupancy is expected to be down due to unusual weather patterns and Covid cancellations.   Storage continues to be consistent with that of the past year. Capital projects are designed to enhance the marketability of the camping sites and enhance support facilities.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our General Manager/Assistant Corporate Secretary and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2022.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three-months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held at the Clark Center for Performing Arts, 487 Fair Oaks Ave, Arroyo Grande, CA  93420 on January 21, 2023, at 9:00 a.m. with Board of Directors and Shareholders in attendance. At that meeting, the following Directors were elected to serve until the annual meeting in January 2024, or until successors are elected and have qualified. Following each elected Director's name is the total number of votes cast for that Director:

Bessom, David	579
Blank, Sam	557
Buchaklian, Harry	589
Colvin, Suzanne	560
Enns, Rodney	559
Fischer, William	555
Hardesty, Wayne	594
Hughes, Terris	558
Johnson, Marcus	558
King, Karen	614
Nelson, Garry	560
Nunlist, Ronald	558
Pappi, Jr., George	578
Plumley, Dwight	723
Roberts, Jerry	559
Skaggs, Brian	558
Willems, Gary	560
Williams, Jack	577

Further, the following additional matters were voted upon at the meeting, and the number of affirmative votes and negative votes cast with respect to each such matters is set forth below:

Proposal to approve the selection of Brown Armstrong Accountancy Corporation to serve as independent certified public accountants for the Company for Fiscal Year 2022 - 2023:

Affirmative Votes	563
Negative Votes	1
Abstentions	8

ITEM 5.      OTHER INFORMATION

The annual meeting of the shareholders of Pismo Coast Village, Inc. was held at the Clark Center for Performing Arts, 487 Fair Oaks Ave, Arroyo Grande, CA  93420 on January 21, 2023, at 9:00 a.m. with Board of Directors and Shareholders in attendance. Following that meeting, the newly elected Board held a reorganization meeting at which the following officers were elected to serve until the next Annual Shareholders’ Meeting:

President	George Pappi, Jr.
Executive Vice President	Karen King
V. P. – Finance/Chief Financial Officer	Jack Williams
V. P. – Operations	Rodney Enns
V. P. – Secretary	Gary Willems
Assistant Corporate Secretary	Lesley Marr

ITEM 6.      EXHIBITS

Exhibit No.

Description of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (George Pappi, Jr., President and Chairman of the Board, and Chief Executive Officer/principal executive officer)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Jack Williams, Chief Financial Officer, principal financial officer, and principal accounting officer)

32.1

Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (George Pappi, Jr., President and Chairman of the Board, and Chief Executive Officer/principal executive officer)

32.2

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

PISMO COAST VILLAGE, INC.

(Registrant)

Date:          February 8, 2023

Signature:   /s/ GEORGE PAPPI, JR.

George Pappi, Jr., President and Chairman of the Board

                   (Chief Executive Officer/Principal executive officer)

Date:          February 8, 2023

Signature:   /s/ JACK WILLIAMS

Jack Williams, V.P. - Finance/Chief Financial Officer

(Principal financial officer and principal accounting officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

Results of Review of Interim Financial Information

We have reviewed the balance sheets of Pismo Coast Village, Inc., (the Company) as of December 31, 2022 and 2021; the related statements of operations for the three-month periods ended December 31, 2022 and 2021; statement of changes in stockholders’ equity for the three-month periods ended December 31, 2022 and 2021; statements of cash flows for the three-month periods ended December 31, 2022 and 2021; and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of September 30, 2022, and the related statements of income and comprehensive income, and cash flows for the year then ended (not presented herein), and in our report dated November 11, 2022, we expressed an unmodified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2022, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Auditor Firm ID: #237

Bakersfield, California

February 8, 2023

PISMO COAST VILLAGE, INC.

BALANCE SHEETS

DECEMBER 31, 2022 AND 2021, AND SEPTEMBER 30, 2022

	December 31, 2022	September 30, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$1,096,564	$1,019,465	$3,016,244
Cash reserved for capital improvements and deferred maintenance	8,566,530	9,566,367	6,515,881
Investments	1,000,000	-	-
Accounts receivable	36,254	49,115	31,890
Inventories	212,031	216,842	191,796
Prepaid income taxes	325,200	323,900	-
Prepaid expenses	371,158	342,211	167,006
Total current assets	11,607,737	11,517,900	9,922,817

Property and equipment
Net of accumulated depreciation and amortization	14,954,891	15,031,100	15,184,568

Total assets	$26,562,628	$26,549,000	$25,107,385

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$357,803	$265,444	$328,061
Accrued salaries and vacation	147,341	432,187	116,688
Rental deposits	2,427,336	2,268,627	2,370,390
Income taxes payable	-	-	170,100
Current portion of finance lease obligations	62,821	52,256	60,807
Total current liabilities	2,995,301	3,018,514	3,046,046

Long-term labilities
Deferred taxes	424,200	424,900	432,200
Finance lease obligations, net of current portion	107,589	104,382	141,657
Total liabilities	3,527,090	3,547,796	3,619,903

Stockholders’ equity
Common stock – no par value, 1,800 shares issued 1,774 shares outstanding	5,566,130	5,566,130	5,569,268
Retained earnings	17,469,408	17,435,074	15,918,214
Total stockholders’ equity	23,035,538	23,001,204	21,487,482

Total liabilities and stockholders’ equity	$26,562,628	$26,549,000	$25,107,385

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

STATEMENT OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2022, AND 2021

	Three Months Ended December 31,

	2022	2021
Income
Resort operations	$1,876,002	$1,935,658
Retail operations	286,300	293,493
Total income	2,162,302	2,229,151

Cost and expenses
Operating expenses	1,867,382	1,426,573
Cost of goods sold	142,640	144,964
Depreciation	116,583	119,984
Total costs and expenses	2,126,605	1,691,521

Income from operations	35,697	537,630

Other income (expense)
Interest/dividend income	181	11,458
Interest expense	(3,544)	(2,471)
Total other income (expense)	(3,363)	8,987

Income before provision for income tax	32,334	546,617

Provision for income tax	(2,000)	99,000

Net income	$34,334	$447,617

Net income per share	$19.35	$252.18

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

MARCH 31, JUNE 30, SEPTEMBER 30, AND DECEMBER 31, 2022

				Accumulated Other Comprehensive Income

	Common Stock		Retained Earnings
	Shares	Amount			Total

Balance – December 31, 2021	1,775	$5,569,268	$15,918,214	$-	$21,487,482

Net Income	-	-	384,871	-	384,871
Repurchase of common stock	(1)	(3,138)	(38,862)	-	(42,000)

Balance – March 31, 2022	1,774	5,566,130	16,264,223	-	21,830,353
Net Income	-	-	866,193	-	866,193

Balance – June 30, 2022	1,774	5,566,130	17,130,416	-	22,696,546
Net Income	-	-	304,658	-	304,658

Balance – September 30, 2022	1,774	5,566,130	17,435,074	-	23,001,204
Net Income	-	-	34,334	-	34,334

Balance – December 31, 2022	1,774	$5,566,130	$17,469,408	$-	$23,035,538

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	2022		2021
Cash flows from operating activities
Net Income		$34,334		$447,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$116,583		$119,984
Changes in operating assets and liabilities:
Accounts receivable	12,861		4,874
Inventories	4,811		8,311
Prepaid income taxes	(1,300)		-
Prepaid expenses	(28,947)		(150,349)
Accounts payable and accrued liabilities	92,359		8,485
Accrued salaries and vacation	(284,846)		(300,856)
Rental deposits	158,709		125,542
Income taxes payable	-		110,100
Deferred taxes	(700)		(11,100)
Total adjustments		69,530		(85,009)
Net cash provided by operating activities		103,864		362,608

Cash flows from investing activities
Capital expenditures	(11,621)		(42,008)
Purchase of investments	(1,000,000)
Net cash used in investing activities		(1,011,621)		(42,008)

Cash flows from financing activities
Principal payments on finance lease obligations	(14,981)		(14,931)
Net cash used in financing activities		(14,981)		(14,931)

Net decrease/increase in cash and cash equivalents		(922,738)		305,669

Cash and cash equivalents – beginning of period		10,585,832		9,226,456

Cash and cash equivalents – end of period		$9,663,094		$9,532,125

Reconciliation of Cash and Cash Equivalents Per Balance Sheets:
Cash and equivalents		1,096,564		3,016,244
Cash reserved for capital improvements and deferred maintenance		8,566,530		6,515,881
Cash and Cash Equivalents Per Statement of Cash Flows		$9,663,094		$9,532,125

Schedule of payments of interest and taxes
Cash paid for interest		$3,544		$2,471

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021 AND SEPTEMBER 30, 2022

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

Sales taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Finally, the Company collects Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments from guests which are remitted to the City of Pismo Beach and County of San Luis Obispo and are excluded from revenues. As of December 31, 2022, September 30, 2022 and December 31, 2021 the Company had $45,429, $84,860, and $56,784 in TOT and TBID assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued expenses on the combined balance sheet, respectively.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021 AND SEPTEMBER 30, 2022

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

Disaggregation of Revenue

Revenue from performance obligations satisfied at a point in time consists of sales related to the Company accommodations and other ancillary goods and services at the location in Pismo Beach, California.  The geographic nature of the revenue could affect the nature, timing, amount and uncertainty of revenue and cash flows. Revenue from site rentals, storage rental, spotting, and store and accessory sales accounts for approximately 62%, 17%, 5%, and 13% of the Company total revenue for the period ended December 31, 2022, respectively. Revenue from other ancillary goods and services accounts for the remaining 3% of revenue for the period ended December 31, 2022.

Customer Deposits

The Company does not recognize revenue when a customer prepays for resort accommodations.  Rather, the Company records a deferred revenue liability equal to the amount received. Revenue is then recognized when the customer stays at the resort. As of December 31, 2022, September 30, 2022 and December 31, 2021, the Company had customer deposits related to prepaid village accommodations of $2,427,336, $2,268,627, and $2,370,390 on the balance sheet as rental deposits, respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022, September 30, 2022 and December 31, 2021 the Company had $6,100, $6,089 and $6,101 of cash equivalents, respectively.

Cash Reserved for Capital Improvements and Deferred Maintenance

The Company keeps separate funds reserved for capital improvements and deferred maintenance. Historically, the Company has not carried a high amount of debt; this separate reserve is kept order to self-finance major improvement and have cash ready upon project permit approval.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021 AND SEPTEMBER 30, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts. Management did not believe an allowance for doubtful accounts was necessary as of December 31, 2022, September 30, 2022, or December 31, 2021.

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

Earnings per Share

The earnings per share are based on the 1,774 shares outstanding. The financial statements report only basic earnings per share, as there are no potentially dilutive shares outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Advertising

The Company follows the policy of charging the costs of non-direct response advertising as incurred.  Advertising expense was $13,726 and $2,233 for the three months ended December 31, 2022 and 2021, respectively. Advertising expense was included in operating expenses on the statement of operations.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021 AND SEPTEMBER 30, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

At December 31, 2022, September 30, 2022, and December 31, 2021 the Company had cash deposits of $721,703, $552,851, and $9,131,743, respectively, in excess of the $250,000 federally insured limit with Pacific Premier Bank. However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance. Due to large fluctuations in the Operating checking account, there may be times when the balance is above the $250,000 FDIC threshold.

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

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach.  As of December 31, 2022, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes.  It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings.  The Company does not expect any material changes through December 31, 2023.  Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2018 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2017.

Investments

Investments in securities have been classified in the balance sheet, according to management’s intent, as securities available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 320 Investments – Debt and Equity Securities.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021 AND SEPTEMBER 30, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments (continued)

Available-for-sale securities consist of investment securities not classified as trading securities nor as held to-maturity securities. Unrealized holding gains and losses, net of deferred taxes, on available-for-sale securities are reported as a net amount in a separate component of stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specification method.

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

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for the identical assets or liabilities in active markets that the Company has the ability to access.

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

Level 3: Inputs to the valuation of methodology are unobservable and significant to the fair value measurement.

The following is a description of the valuation methodologies used for assets measured at fair value:

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021 AND SEPTEMBER 30, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurements (continued)

Investments: Investments in US treasury bills are recorded at fair value based upon quoted market prices using Level 1 inputs.

The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

As of September 30, 2022, the following sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Level 1	Level 2	Level 3
Investment in US Treasury Bills	$1,000,000	$-	$-

Total assets at fair value	$1,000,000	$-	$-

NOTE 3 – PROPERTY AND EQUIPMENT

At December 31, 2022, September 30, 2022, and December 31, 2021, property and equipment included the following:

	December 31, 2022	September 30, 2022	December 31, 2021

Land	$10,394,746	$10,394,747	$10,394,746
Building and resort improvements	13,174,591	13,174,590	13,185,091
Furniture, fixtures, equipment and leasehold improvements	864,385	870,440	806,474
Transportation equipment	1,000,352	959,978	807,580
Construction in progress	87,589	87,589	87,589
	25,521,663	25,487,344	25,281,480
Less accumulated depreciation and amortization	(10,566,772)	(10,456,244)	(10,096,912)
	$14,954,891	$15,031,100	$15,184,568

Total depreciation and amortization expense for the three months ended December 31, 2022 and 2021 was $116,583 and $119,984, respectively.

At December 31, 2022, September 30, 2022, and December 31, 2021, the cost of assets under finance lease was $434,573, $405,819, and $405,819, respectively, and related accumulated amortization was $345,535, $331,071, and $283,312, respectively. Amortization expense on assets under finance lease was $14,464 and $15,919 for the three months ended December 31, 2022 and 2021, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021 AND SEPTEMBER 30, 2022

NOTE 4 – LINE OF CREDIT

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, expiring April 1, 2023. There was no outstanding balance on the line of credit as of December 31, 2022.

NOTE 5 – FINANCE LEASE OBLIGATIONS

At December 31, 2022, September 30, 2022, and December 31, 2021, finance lease obligations consisted of the following:

	December 31, 2022	September 30, 2022	December 31, 2021

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,257, including interest at 4.532% per annum, through December 2024.	$28,754	$2,837	$13,046

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,154, including interest at 4.644% per annum, through August 2024.	21,167	24,358	33,715

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,162, including interest at 4.181% per annum, through March 2025.	29,205	32,364	41,647

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,151, including interest at 4.101% per annum, through December 2025.	36,420	39,482	48,481

A 2020 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,166, including interest at 5.406% per annum, through May 2027.	54,864	57,597	65,575
	170,410	156,638	202,464
Less current portion	(62,821)	(52,256)	(60,807)

Total finance lease obligations, net of current portion	$107,589	$104,382	$141,657

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021 AND SEPTEMBER 30, 2022

NOTE 5 – FINANCE LEASE OBLIGATIONS (continued)

At December 31, 2022, future minimum payments on finance lease obligations were as follows:

For the Twelve Months Ending December 31,
2023	$70,696
2024	64,996
2025	27,673
2026	13,992
2027	5,830
Thereafter	-
Present value of future minimum payments	183,187
Less amount representing interest	(12,777)
170,410
Less current portion of finance lease obligations	(62,821)

Total finance lease obligations, net of current portion	$107,589

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

NOTE 7 – INCOME TAXES

The provision for income taxes for the three months ended December 31, 2022, and 2021 is as follows:

	Three Months Ended December 31,
	2022	2021
Income tax expense	$(2,000)	$99,000

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 AND 2021 AND SEPTEMBER 30, 2022

NOTE 7 – INCOME TAXES (continued)

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

As of December 31, 2022, September 30, 2022, and December 31, 2021, the Company’s deferred tax liability was $424,200, $424,900, and $432,200, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

NOTE 8 – OPERATING LEASES

The Company leases a lot located in Oceano for $3,575 per month. The lease has converted to a month-to-month lease however the lessor is considering a long-term renewal at this time.

The Company has a five-year lease obligation for a copier.  Rental expense under this operating lease is $384 per month.

Rent expense under these agreements was $13,275 and $12,565 for the three months ended December 31, 2022 and 2021, respectively.

NOTE 9 – EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company's matching portion of the 401(k) safe harbor plan was $24,177 and $18,544 for the three months ended December 31, 2022 and 2021, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Events subsequent to December 31, 2022 have been evaluated through February 8, 2023, which is the date the financial statements were available to be issued.  Management did not identify any subsequent events that required disclosure.