Form 10-Q
period 2023-03-31
PISMO COAST VILLAGE INC
filed 2023-05-10
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Outdoor recreation continued to be popular throughout 2022, and the Company enjoyed its second highest revenue year. With public school and work schedules returning to normal, the age demographic of RV community is attractive, as the population of retirement age adults in the U.S. is growing. RV Resorts have become a trending vacation opportunity not only for the retiree population, but as an affordable vacation alternative for families and millennials.

RV storage and towing continue to be a primary source of revenue for the Company. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience. RV storage continues to have a strong demand for both self and tow storage.

Ongoing investment in resort improvements has assured Resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident as the resort continues to maintain high standards and again, has been recognized with quality ratings by Good Sam.

The Company’s commitment to quality, value, and enjoyment is underscored by the business’s success due to word of mouth and referrals from guests. In addition, investment for online marketing, social media content, ads in the leading national directory, and trade magazine advertising formulates most of the business-marketing plan.

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

Income from Resort Operations for the three-month period ended March 31, 2023, decreased $287,536, below the same period in 2022. This decrease is primarily due to a decrease in site revenue which relates to COVID and weather cancellations in January, February, and March 2023. Retail revenue, which includes income from the general store, arcade, restaurant, and laundromat, decreased $37,199. This decrease in retail revenue was due to reduced occupancy due to cancellations.

The cyclical and seasonal nature of the RV industry may lead to fluctuations in our operating results. The RV industry can experience cycles of growth and downturn due to seasonality patterns. Results of operations in any one period may not be indicative of results in future periods. The RV market typically shows a decline in demand over the winter months, yet usually produces higher growth in the spring and summer months due to higher use by vacationers. Demand for storage increases due to the return to pre-COVID travel patterns. Our results on a quarterly basis can fluctuate due to this cyclicality and seasonality.

The Company anticipates slight to moderate increases in both income from resort operations, and in retail operations as the fiscal year progresses in a normalizing of the industry.

Operating expenses for the three-month period ending March 31, 2023, increased $271,868 above the same period ended March 31, 2022. This reflects an increase in labor, benefits, professional insurance, vehicle expense, contacted services and credit card processing expense. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of goods sold expenses for the three-month period ended March 31, 2023, are 52.0%, compared to 50.1% for the same period in 2022, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended March 31, 2023, was $4,467 compared to $3,050 for the same period ending 2022.

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

LIQUIDITY

The Company's current cash position (cash & cash equivalent, Reserves & Investments), as of March 31, 2023, is $11,219,506 which is more than the same position in 2022 of $10,354,721. The cash balance decreased by $298,297 from the fiscal year ended September 30, 2022, primarily due to transfers to Insured Cash Sweep accounts. The Company has maintained cash balances in anticipation of the large capital expenditure necessary to upgrade the resort. Maintaining the principle of easily accessible reserves, the Company purchased US Treasury Bills in the following amounts in November 2022:

6-month Treasury at 4.55% for $488k and will mature on May 4, 2023.

12-month Treasury at 4.73% for $477k and will mature on November 2, 2023.

6-month Treasury at 4.55% for $34k and will mature on May 4, 2023.

The Company has also maintained a line of credit of $500,000 to ensure funds will be available, if required.

Account Payables and Accrued Liabilities totaled $287,829 which is $6,210 below the same period last year and increased $22,385 since the 2022 fiscal year end, which reflects a timing of capital projects. All undisputed payables have been paid in full according to the Company's policy.

Total Current Assets increased to $12,146,254 at end of the second quarter of fiscal year 2023, compared with $11,517,900 at the end of fiscal year 2022.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures up to $175,000 in fiscal year 2023 to further enhance the Resort facilities and services. This would include the purchase of a low-boy tilt trailer, surveillance cameras for storage lots, two golf carts for maintenance, one golf cart for security, and a redesign community space.  Funding for these projects is expected to come from normal operating cash flows and, if necessary, be supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our General Manager/Assistant Corporate Secretary and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2022.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three-months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:          May 10, 2023

Signature:   /s/ GEORGE PAPPI, JR.

George Pappi, Jr., President and Chairman of the Board

                   (Chief Executive Officer/Principal executive officer)

Date:          May 10, 2023

Signature:   /s/ JACK WILLIAMS

Jack Williams, V.P. - Finance/Chief Financial Officer

(Principal financial officer and principal accounting officer)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach, California 93449

Results of Review of Interim Financial Information

We have reviewed the balance sheets of Pismo Coast Village, Inc., (the Company) as of March 31, 2023 and 2022; the related statements of operations for the three and six-month periods ended March 31, 2023 and 2022; statement of changes in stockholders’ equity for the three and six-month periods ended March 31, 2023 and 2022; statements of cash flows for the six-month periods ended March 31, 2023 and 2022; and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

BROWN ARMSTRONG ACCOUNTANCY CORPORATION

Auditor Firm ID: #237

Bakersfield, California

May 10, 2023

PISMO COAST VILLAGE, INC. BALANCE SHEETS MARCH 31, 2023 AND 2022 AND SEPTEMBER 30, 2022

	March 31, 2023	September 30, 2022	March 31, 2022

Assets
Current assets
Cash and cash equivalents	$721,168	$1,019,465	$3,838,680
Cash reserved for capital improvements and deferred maintenance	9,479,324	9,566,367	6,516,041
Investments	1,019,014	-	-
Accounts receivable	28,676	49,115	28,595
Inventories	212,327	216,842	218,587
Prepaid income taxes	527,700	323,900	171,400
Prepaid expenses	158,045	342,211	88,189
Total current assets	12,146,254	11,517,900	10,861,492

Property and equipment
Net of accumulated depreciation and amortization	15,001,212	15,031,100	15,075,932

Total assets	$27,147,466	$26,549,000	$25,937,424

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$287,829	$265,444	$294,039
Accrued salaries and vacation	108,568	432,187	117,374
Rental deposits	3,119,312	2,268,627	3,086,296
Current portion of finance lease obligations	64,732	52,256	57,989
Total current liabilities	3,580,441	3,018,514	3,555,698

Long-term labilities
Deferred taxes	437,000	424,900	422,000
Finance lease obligations, net of current portion	91,129	104,382	129,373
Total liabilities	4,108,570	3,547,796	4,107,071

Stockholders’ equity
Common stock – no par value, 1,800 shares issued 1,774 shares outstanding	5,566,130	5,566,130	5,566,130
Retained earnings	17,461,978	17,435,074	16,264,223
Accumulated other comprehensive income	10,788	-	-
Total stockholders’ equity	23,038,896	23,001,204	21,830,353

Total liabilities and stockholders’ equity	$27,147,466	$26,549,000	$25,937,424

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF OPERATIONS THREE AND SIX MONTHS ENDED MARCH 31, 2023 AND 2022

	Three Months Ended March 31,		Six Months Ended March 31,

	2023	2022	2023	2022
Income
Resort operations	$1,759,479	$2,047,015	$3,635,481	$3,982,673
Retail operations	253,709	290,908	540,009	584,401
Total income	2,013,188	2,337,923	4,175,490	4,567,074

Cost and expenses
Operating expenses	$1,797,007	$1,525,139	$3,664,389	$2,951,712
Cost of goods sold	131,870	145,626	274,510	290,590
Depreciation	117,605	119,103	234,188	239,087
Total cost and expenses	2,046,482	1,789,868	4,173,087	3,481,389

Income from operations	(33,294)	548,055	2,403	1,085,685

Other income (expense)
Interest/dividend income	$42,031	$166	$42,212	$11,624
Interest expense	(4,467)	(3,050)	(8,011)	(5,521)
Total other income (expense)	37,564	(2,884)	34,201	6,103

Income before provision for income tax	4,270	545,171	36,604	1,091,788

Provision for income tax	(11,700)	(160,300)	(9,700)	(259,300)

Net income/(Loss)	$(7,430)	$384,871	$26,904	$832,488

Other comprehensive income
Change in unrealized holding gains on available-for-sale securities, net of change in applicable deferred taxes			10,788	-

Total other comprehensive income			10,788	-

Total comprehensive income			$37,692	$832,488

Net income per share			$21.25	$469.27

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY MARCH 31, 2023, AND MARCH 31, JUNE 30, SEPTEMBER 30, AND DECEMBER 31, 2022
				Accumulated Other Comprehensive Income

	Common Stock		Retained Earnings
	Shares	Amount			Total

Balance – March 31, 2022	1,774	$5,566,130	$16,264,223	$-	$21,830,353

Net Income (loss)	-	-	866,193	-	866,193

Balance – June 30, 2022	1,774	5,566,130	17,130,416	-	22,696,546

Net Income (loss)	-	-	304,658	-	304,658

Balance – September 30, 2022	1,774	5,566,130	17,435,074	-	23,001,204

Net Income (loss)	-	-	34,334	-	34,334

Balance – December 31, 2022	1,774	5,566,130	17,469,408	-	23,035,538

Net Income (loss)	-	-	(7,430)	-	(7,430)

Other comprehensive income	-	-	-	10,788	10,788

Balance – March 31, 2023	1,774	$5,566,130	$17,461,978	$10,788	$23,038,896

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS SIX MONTHS ENDED MARCH 31, 2023 AND 2022

	2023		2022
Cash flows from operating activities
Net Income		$26,904		$832,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$234,188		$239,087
Changes in operating assets and liabilities:
Accounts receivable	20,439		8,169
Inventories	4,515		(18,480)
Prepaid income taxes	(203,800)		(171,400)
Prepaid expenses	184,166		(71,532)
Accounts payable and accrued liabilities	22,385		(25,537)
Accrued salaries and vacation	(323,619)		(300,170)
Rental deposits	850,685		841,448
Income taxes payable	-		(60,000)
Deferred taxes	12,100		(21,300)
Total adjustments		801,059		420,285
Net cash provided by operating activities		827,963		1,252,773

Cash flows from investing activities
Capital expenditures	(175,546)		(52,475)
Purchase of investments	(1,008,226)		-
Net cash used in investing activities		(1,183,772)		(52,475)

Cash flows from financing activities
Repurchase of capital stock	-		(42,000)
Principal payments on finance lease obligations	(29,531)		(30,033)
Net cash used in financing activities		(29,531)		(72,033)

Net decrease/increase in cash and cash equivalents		(385,340)		1,128,265

Cash and cash equivalents – beginning of period		10,585,832		9,226,456

Cash and cash equivalents – end of period		$10,200,492		$10,354,721

Reconciliation of cash and cash equivalents per balance sheets
Cash and equivalents		721,168		3,838,680
Cash reserved for capital improvements and deferred maintenance		9,479,324		6,516,041
Cash and cash equivalents per statement of cash flows		$10,200,492		$10,354,721

Schedule of payments of interest and taxes
Cash paid for interest		$8,011		$5,521

Supplemental Schedule of Non-cash Activities
Net of unrealized holdings gain on available-for-sale investment securities		$10,788		$0
The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022 AND SEPTEMBER 30, 2022

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

Sales taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Finally, the Company collects Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments from guests which are remitted to the City of Pismo Beach and County of San Luis Obispo and are excluded from revenues. As of March 31, 2023, September 30, 2022, and March 31, 2022, the Company had $67,891, $84,860, and $81,662 in TOT and TBID assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued expenses on the combined balance sheet, respectively.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2023 AND 2022 AND SEPTEMBER 30, 2022

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

Disaggregation of Revenue

Revenue from performance obligations satisfied at a point in time consists of sales related to the Company accommodations and other ancillary goods and services at the location in Pismo Beach, California.  The geographic nature of the revenue could affect the nature, timing, amount and uncertainty of revenue and cash flows. Revenue from site rentals, storage rental, spotting, and store and accessory sales accounts for approximately 61%, 18%, 5%, and 13% of the Company total revenue for the period ended March 31, 2023, respectively.  Revenue from other ancillary goods and services accounts for the remaining 3% of revenue for the period ended March 31, 2023.

Customer Deposits

The Company does not recognize revenue when a customer prepays for resort accommodations. Rather, the Company records a deferred revenue liability equal to the amount received.  Revenue is then recognized when the customer stays at the resort. As of March 31, 2023, September 30, 2022, and March 31, 2022, the Company had customer deposits related to prepaid village accommodations of $3,119,312, $2,268,627, and $3,086,296 on the balance sheet as rental deposits, respectively.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023, September 30, 2022, and March 31, 2022, the Company had -$9, $6,089 and $6,095 of cash equivalents.

Cash Reserved for Capital Improvements and Deferred Maintenance

The Company keeps separate funds reserved for capital improvements and deferred maintenance. Historically, the Company has not carried a high amount of debt; this separate reserve is kept in order to self-finance major improvement and have cash ready upon project permit approval.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2023 AND 2022 AND SEPTEMBER 30, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts. Management did not believe an allowance for doubtful accounts was necessary as of March 31, 2023, September 30, 2022, and March 31, 2022.

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

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expenses were $19,555 and $22,508, for the six months ended March 31, 2023 and 2022, respectively, and $5,829 and $20,275 for the three months ended March 31, 2023 and 2022, respectively. Advertising expenses were included in operating expenses on the statement of operations.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2023 AND 2022 AND SEPTEMBER 30, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

At March 31, 2023, September 30, 2022, and March 31, 2022, the Company had cash deposits of $227,318, $552,851 and $1,175,950, respectively, in excess of the $250,000 federally insured limit with Pacific Premier Bank. However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

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

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of March 31, 2023, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings. The Company does not expect any material changes through March 31, 2024.  Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2019 and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2018.

Investments

Investments in securities have been classified in the balance sheet, according to management’s intent, as securities available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 320 Investments – Debt and Equity Securities.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2023 AND 2022 AND SEPTEMBER 30, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments (continued)

Available-for-sale securities consist of investment securities not classified as trading securities nor as held- to-maturity securities. Unrealized holding gains and losses, net of deferred taxes, on available-for-sale securities are reported as a net amount in a separate component of stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specification method.

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

The following is a description of the valuation methodologies used for assets measured at fair value:

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2023 AND 2022 AND SEPTEMBER 30, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurements (continued)

Investments: Investments in US treasury bills are recorded at fair value based upon quoted market prices using Level 1 inputs.

The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

At March 31, 2023, the following sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Level 1	Level 2	Level 3
Investment in US Treasury Bills	$1,019,014	$-	$-

Total assets at fair value	$1,019,014	$-	$-

Leases

On October 1, 2022, the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), using the optional transition method, which allowed the application of the new standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjusting previously reported results. As a result, the Company’s financial statements for periods prior to September 30, 2022, have not been revised to reflect the new lease accounting guidance.

In adopting ASC Topic 842, the Company elected the package of practical expedients permitted under the transition guidance within the new standard. This package allowed the Company to carry forward historical lease classifications, to not reassess whether any expired or existing contracts are or contain leases, and to not reassess the accounting for initial direct costs for any existing leases.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, current liabilities and long-term operating lease liabilities in the balance sheet. Finance leases are included in property and equipment, current liabilities and long-term finance lease liabilities in the balance sheet.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. For determining the present value of lease payments, the Company uses the discount rate implicit in the lease when readily determinable. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate in determining the present value of lease payments that approximates the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term. At adoption, the ROU asset also includes any lease payment made and excludes lease incentives and initial direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2023 AND 2022 AND SEPTEMBER 30, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases (continued)

The Company evaluates contracts to determine if they contain a lease at inception. The Company’s material leases primarily consist of vehicles. In accordance with GAAP, the Company classifies leases as operating or finance leases for financial reporting purposes, beginning at the lease commencement date. The lease term used in the classification includes the non-cancelable period for which the Company has the right to use the underlying asset, along with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty.

The Company has elected to account for short-term leases, those with a lease term of 12 months or less, by recognizing lease payments in profit and loss on a straight-line basis over the term of the lease, and variable lease payments in the period in which the obligation for the payments is incurred. This accounting policy election has been made consistently for all short-term leases within the same asset class. The Company records operating rent expense on a straight-line basis beginning on the lease commencement date (when the Company takes possession of the premises) and ends on the lease termination date. For finance leases, the lease liability is unwound using the effective interest rate method, where interest expense is recognized over the lease term. The right-of-use asset is amortized on a straight-line basis over the shorter of the lease term or the useful life of the underlying asset. Maintenance, insurance, and property tax expenses are accounted for on an accrual basis as variable lease costs. Variable lease costs for operating leases are recognized in the period when changes in facts and circumstances on which the variable lease payments are based occur. For more information on the Company’s lease arrangements, refer to Note 5 – Lease.

NOTE 3 – PROPERTY AND EQUIPMENT

At March 31, 2023, September 30, 2022, and March 31, 2022, property and equipment included the following:

	March 31,	September 30,	March 31,
	2023	2022	2022
Land	$10,394,747	$10,394,747	$10,394,747
Building and resort improvements	13,222,708	13,174,590	13,185,090
Furniture, fixtures, equipment and leasehold improvements	871,179	870,440	816,943
Transportation equipment	1,000,352	959,978	807,580
Construction in progress	196,604	87,589	87,589
	25,685,590	25,487,344	25,291,949
Less accumulated depreciation and amortization	(10,684,378)	(10,456,244)	(10,216,017)
	$15,001,212	$15,031,100	$15,075,932

Total depreciation and amortization expenses were $234,188 and $239,087 for the six months ended March 31, 2023 and 2022, respectively, and $117,605 and $119,103 for the three months ended March 31, 2023 and 2022, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2023 AND 2022 AND SEPTEMBER 30, 2022

NOTE 3 – PROPERTY AND EQUIPMENT  (continued)

At March 31, 2023, September 30, 2022, and March 31, 2022, the cost of assets under finance lease was $434,573, $405,819, and $405,819 and related accumulated amortization was $359,999, $331,071 and $251,631 respectively. Amortization expense on assets under finance lease was $28,928 and $31,839 for the six months ended March 31, 2023 and 2022, respectively, and $14,464 and $15,920 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 4 – LINE OF CREDIT

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, expiring April 1, 2023. There was no outstanding balance on the line of credit as of March 31, 2023.

NOTE 5 – LEASES

At March 31, 2023, September 30, 2022, and March 31, 2022, finance lease obligations consisted of the following:

	March 31, 2023	September 30, 2022	March 31, 2022

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,257, including interest at 4.532% per annum, through December 2024.	$26,489	$2,837	$9,681

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,154, including interest at 4.644% per annum, through August 2024.	17,938	24,358	30,633

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,162, including interest at 4.181% per annum, through March 2025.	26,012	32,364	38,585

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,151, including interest at 4.101% per annum, through December 2025.	33,327	39,482	45,512

A 2020 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,166, including interest at 5.406% per annum, through May 2027.	52,095	57,597	62,951
	155,861	156,638	187,362
Less current portion	(64,732)	(52,256)	(57,989)

Total finance lease obligations	$91,129	$104,382	$129,373

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2022 AND 2021 AND SEPTEMBER 30, 2022

NOTE 5 – LEASES (continued)

At March 31, 2023, future minimum payments on finance lease obligations were as follows:

For the Twelve Months Ending March 31,
2024	$70,696
2025	58,256
2026	21,494
2027	13,992
2028	2,331
Thereafter	-
Present value of future minimum payments	166,769
Less amount representing interest	(10,908)
155,861
Less current portion of finance lease obligations	(64,732)

Total finance lease obligations, net of current portion	$91,129

The following presents supplemental lease information:

	Six months Ended March 31, 2023	Six months Ended March 31, 2022	Three months Ended March 31, 2023	Three months Ended March 31, 2022
Finance lease cost:
Amortization of ROU assets	$28,928	$31,839	$14,464	$15,920
Interest on lease liabilities	2,428	3,795	1,264	1,897
Short-term Lease expense	26,934	25,150	13,659	12,585

Total finance lease cost	$58,290	$60,784	$29,387	$30,402

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2022 AND 2021 AND SEPTEMBER 30, 2022

NOTE 5 – LEASES (continued)

	Six months Ended March 31, 2023	Six months Ended March 31, 2022	Three months Ended March 31, 2023	Three months Ended March 31, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for interest portion of finance leases	$8,011	$5,521	$4,467	$3,050
Financing cash flows paid for principal portion of finance leases	29,531	30,033	14,640	15,102

	March 31, 2023	September 30, 2022	March 31, 2022
Weighted average remaining lease term Finance leases	2.77 years	3.16 years	4.54 years

Weighted average discount rate Finance leases	4.69%	4.69%	4.67%

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2022 AND 2021 AND SEPTEMBER 30, 2022

NOTE 7 – INCOME TAXES

The provision for income taxes for the three and six months ended March 31, 2023, and 2022 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Income tax (expense) benefit	$(11,700)	$(160,300)	$(9,700)	$(259,300)

NOTE 7 – INCOME TAXES (continued)

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

As of March 31, 2023, September 30, 2022, and March 31, 2022, the Company’s deferred tax liability was $437,000, $424,900 and $422,000, respectively. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

NOTE 8 – EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis. The Company’s matching portion of the 401(k) safe harbor plan was $48,811 and $36,028 for the six months ended March 31, 2023 and 2022, respectively, and $24,634 and $17,484 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Events subsequent to March 31, 2023 have been evaluated through May 10, 2023, which is the date the financial statements were available to be issued. Management did not identify any subsequent events that required disclosure.