Form 10-Q
period 2023-06-30
PISMO COAST VILLAGE INC
filed 2023-08-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

OVERVIEW

The Company continues to promote and depend upon recreational vehicle camping as the primary source of revenue. The rental of campsites to the general public provides income to cover expenses, complete capital improvements, and allow shareholders up to forty-five free nights camping annually. Additional revenues come from RV storage and spotting, on-site convenience store, and other ancillary activities such as laundromat, arcade, and bike rental.

The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. According to industry reports such as the 2023 KOA Camping Report published May 12, 2023, it indicates that camping continues to be robust and resilient, even in economic downturns. Camping is increasingly popular, with more people than ever viewing it as a way to relax, unwind, and connect with family, friends, and nature.

Camping is an important leisure activity for many people. This may be because, even in an economic downturn, camping remains economically accessible for most individuals. Faced with a failing economic climate, 38% of campers are willing to give up other vacation activities to go camping. 80% of survey respondents from the 2023 KOA Camping Report said they would give up other leisure travel options to camp more.

Most (56%) RVers plan to RV camp the same amount or more in the event of an economic downturn. 33% of RVers say they’ll use their RVs more, and 23% said they would use their RVs the same amount as usual. This is significant and helps demonstrate the economic resilience of outdoor hospitality.

RV storage and towing continue to be a primary source of revenue for the Company. In April 2023, the company purchased 4.42 acres to develop a 150 site self-storage lot due to having a 300+ waitlist for new clients.  RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience. RV storage continues to have a strong demand for both self and tow storage.

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

RESULTS OF OPERATIONS

The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from laundry, restaurant, and arcade operations by third party lessees; and (b) Retail Operations.

Income from Resort Operations for the three-month period ended June 30, 2023, increased $126,718 above the same period in 2022. This increase is primarily due to a rate increase and percentage of occupied sites by the General Public. Retail revenue, which includes income from the general store, arcade, restaurant, and laundromat, decreased $183,652. This decrease in retail revenue was due to ageing laundry machines and closing the RV Service Shop in April 2023.

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

Operating expenses for the three-month period ending June 30, 2023, increased $170,552 above the same period ended June 30, 2022. This reflects an increase in labor, benefits, professional insurance, vehicle expense, contracted services, and credit card processing expense. Other operating costs remain consistent with the prior year and are considered well managed to create an effective operation.

Cost of goods sold expenses for the three-month period ended June 30, 2023, are 81.3%, compared to 46.7% for the same period in 2022, which is within the guidelines established by management for the individual category sales of RV supplies and General Store merchandise.

Interest expense for the three-month period ended June 30, 2023, was ($10,308) compared to ($3,251) for the same period ending 2022.

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

LIQUIDITY

The Company's current cash position (cash & cash equivalent, Reserves & Investments), as of June 30, 2023, is $10,217,854 which is less than the same position in 2022 of $10,940,515. The cash balance decreased by $1,396,410 from the fiscal year ended September 30, 2022, primarily due to the purchase of the Nipomo vacant land for $1,203,433.  The Company keeps separate funds reserved for capital improvements and deferred maintenance. Historically, the Company has not carried a high amount of debt; this separate reserve is kept in order to self-finance major improvement and have cash ready upon project permit approval. Maintaining the principle of easily accessible reserves, the Company has $1,028,432 secured in US Treasury Bills.

The Company has also maintained a line of credit of $500,000 to ensure funds will be available, if required.

Account Payables and Accrued Liabilities totaled $420,528 which is $143,568 above the same period last year and increased $155,084 since the 2022 fiscal year end, which reflects a timing of capital projects and payment of sales tax assessments due. All undisputed payables have been paid in full according to the Company's policy.

Total Current Assets decreased to $11,344,793 at end of the third quarter of fiscal year 2023, compared with $11,517,900 at the end of fiscal year 2022.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under supervision and with the participation of our General Manager/Assistant Corporate Secretary and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 9A(T) included with our Annual Report on Form 10-K for the year ended September 30, 2022.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three-months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.      OTHER INFORMATION

Not Applicable

ITEM 6.      EXHIBITS

Exhibit No.

Description of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (George Pappi, President and Chairman of the Board, and Chief Executive Officer/principal executive officer)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Jack Williams, Chief Financial Officer, principal financial officer, and principal accounting officer)

32.1

Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (George Pappi, President and Chairman of the Board, and Chief Executive Officer/principal executive officer)

32.2

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

PISMO COAST VILLAGE, INC.

(Registrant)

PISMO COAST VILLAGE, INC. BALANCE SHEETS JUNE 30, 2023 AND 2022 AND SEPTEMBER 30, 2022

	June 30, 2023	September 30, 2022	June 30, 2022
		PY	PY
Assets
Current assets
Cash and cash equivalents	$832,134	$1,019,465	$1,374,312
Cash Reserved for Capital Improvements and Deferred Maintenance	8,357,288	9,566,367	9,566,203
Investments	1,028,432	-	-
Accounts receivable	50,857	49,115	31,911
Inventories	103,830	216,842	226,652
Prepaid income taxes	586,300	323,900	232,500
Prepaid expenses	385,952	342,211	71,082
Total current assets	11,344,793	11,517,900	11,502,660

Other Assets
Property and equipment, net of accumulated depreciation and amortization	16,118,583	15,031,100	14,973,592
Operating right of use assets, net of amortization	878,106	-	-

Total assets	$28,341,482	$26,549,000	$26,476,252

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$420,528	$265,444	$276,960
Accrued salaries and vacation	101,613	432,187	125,933
Rental deposits	2,739,107	2,268,627	2,793,328
Current portion of operating lease obligations	71,492	-	-
Current portion of finance lease obligations	65,472	52,256	55,139
Total current liabilities	3,398,212	3,018,514	3,251,360

Long-term liabilities
Deferred taxes	$429,900	$424,900	$411,400
Operating lease obligations, net of current portion	809,778	-	-
Finance lease obligations, net of current portion	74,481	104,382	116,946
Total liabilities	4,712,371	3,547,796	3,779,706

Stockholders' equity
Common stock - no par value, 1,800 shares issued, 1,774 shares outstanding	$5,566,130	$5,566,130	$5,566,130
Retained earnings	18,042,775	17,435,074	17,130,416
Accumulated other comprehensive income	20,206	-	-
Total stockholders’ equity	23,629,111	23,001,204	22,696,546

Total liabilities and stockholders’ equity	$28,341,482	$26,549,000	$26,476,252

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF OPERATIONS THREE AND NINE MONTHS ENDED JUNE 30, 2023 AND 2022

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
		PY		PY
Income
Resort operations	$2,534,668	$2,407,950	$6,170,149	$6,390,623
Retail operations	166,654	350,306	706,663	934,707
Total income	2,701,322	2,758,256	6,876,812	7,325,330

Cost and expenses
Operating expenses	$1,782,342	$1,611,790	$5,446,731	$4,563,502
Cost of goods sold	135,483	163,761	409,993	454,351
Depreciation and amortization	130,498	118,263	364,686	357,350
Total cost and expenses	2,048,323	1,893,814	6,221,410	5,375,203

Income from operations	652,999	864,442	655,402	1,950,127

Other income (expense)
Interest and dividend income	$51,406	$3,022	$93,618	$14,646
Interest expense	(10,308)	(3,251)	(18,319)	(8,772)
Employee Retention Credit Income	-	245,280	-	245,280
Gain (loss) on disposal of fixed assets	9,500	-	9,500	-
Total other income (expense)	50,598	245,051	84,799	251,154

Income before provision for income tax	$703,597	$1,109,493	$740,201	$2,201,281

Income tax (expense)	(122,800)	(243,300)	(132,500)	(502,600)

Net income	$580,797	$866,193	$607,701	$1,698,681

Other comprehensive income
Change in unrealized holding gains on available-for-sale securities, net of change in applicable deferred taxes			$20,206	-

Total other comprehensive income			20,206	-

Total comprehensive income			$627,907	$1,698,681

Net income per share			$342.56	$957.00

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY THREE AND NINE MONTHS ENDED JUNE 30, 2023 AND 2022
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount

Balance - June 30, 2022	1,774	$5,566,130	$17,130,416	$-	$22,696,546
Net Income	-	-	304,658	-	304,658
Balance - September 30, 2022	1,774	$5,566,130	$17,435,074	$-	$23,001,204
Net Income	-	-	34,334	-	34,334
Balance - December 31, 2022	1,774	$5,566,130	$17,469,408	$-	$23,035,538
Net Income (loss)	-	-	(7,430)	-	(7,430)
Other comprehensive income	-	-	-	10,788	10,788
Balance - March 31, 2023	1,774	$5,566,130	$17,461,978	$10,788	$23,038,896
Net Income	-	-	580,797	-	580,797
Other comprehensive income	-	-	-	9,418	9,418
Balance - June 30, 2023	1,774	$5,566,130	$18,042,775	$20,206	$23,629,111

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC. STATEMENTS OF CASH FLOWS NINE MONTHS ENDED JUNE 30, 2023, AND 2022

	2023		2022
			PY
Cash flows from operating activities
Net income		$607,701		$1,698,681
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	364,686		357,350
Changes in operating assets and liabilities:
Accounts receivable	(1,742)		4,853
Inventory	113,012		(26,545)
Prepaid income taxes	(262,400)		(232,500)
Prepaid expenses	(43,741)		(54,425)
Accounts payable and accrued liabilities	155,084		(42,616)
Accrued salaries and vacation	(330,574)		(291,611)
Rental deposits	470,480		548,480
Income taxes payable	-		(60,000)
Long term deferred income taxes	5,000		(31,900)
Total adjustments		469,805		171,086
Net cash provided by operating activities		1,077,506		1,869,767

Cash flows from investing activities
Capital expenditures	(1,408,657)		-
Purchase of Investments	(1,008,226)		(68,399)
Net cash used in investing activities		(2,416,883)		(68,399)

Cash flows from financing activities
Repurchase of capital stock	-		(42,000)
Principal payments on operating lease obligations	(11,594)		-
Principal payments on finance lease obligations	(45,439)		(45,309)
Net cash used in financing activities		(57,033)		(87,309)

Net (decrease)/ increase in cash and cash equivalents		(1,396,410)		1,714,059

Cash and cash equivalents - beginning of period		10,585,832		9,226,456

Cash and cash equivalents - end of period		$9,189,422		$10,940,515

Reconciliation of Cash and Cash Equivalents Per Balance Sheet
Cash and equivalents		832,134		1,374,312
Cash reserved for capital improvements		8,357,288		9,566,203
Cash and cash equivalents per statement of cash flows		$9,189,422		$10,940,515

Schedule of payments of interest and taxes:
Cash paid for income tax		$400,000		$827,000
Cash paid for interest		$18,319		$8,772

Supplemental schedule of non-cash activities
Net of unrealized holdings gain on available-for-sale investment securities		$20,206		-

The accompanying notes are an integral part of these financial statements.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023, AND 2022 AND SEPTEMBER 30, 2022

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

Sales taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Finally, the Company collects Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments from guests which are remitted to the City of Pismo Beach and County of San Luis Obispo and are excluded from revenues. As of June 30, 2023, September 30, 2022, and June 30, 2022, the Company had $103,742, $84,860, and $100,167 in TOT and TBID assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued expenses on the combined balance sheet, respectively.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2023, AND 2022 AND SEPTEMBER 30, 2022

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

Disaggregation of Revenue

Revenue from performance obligations satisfied at a point in time consists of sales related to the Company accommodations and other ancillary goods and services at the location in Pismo Beach, California.  The geographic nature of the revenue could affect the nature, timing, amount and uncertainty of revenue and cash flows. Revenue from site rentals, storage rental, spotting, and store and accessory sales accounts for approximately 65%, 16%, 5%, and 10% of the Company total revenue for the period ended June 30, 2023, respectively.  Revenue from other ancillary goods and services accounts for the remaining 4% of revenue for the period ended June 30, 2023.

Customer Deposits

The Company does not recognize revenue when a customer prepays for resort accommodation. Rather, the Company records a deferred revenue liability equal to the amount received. Revenue is then recognized when the customer stays at the resort. As of June 30, 2023, September 30, 2022, and June 30, 2022, the Company had Customer deposits related to prepaid village accommodations was $2,739,107, $2,268,627, and $2,793,328 on the balance sheet as rental deposits, respectively.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023, September 30, 2022, and June 30, 2022, the Company had $2,504, $6,089, and $6,090 of cash equivalents.

Cash Reserved for Capital Improvements and Deferred Maintenance

The Company keeps separate funds reserved for capital improvements and deferred maintenance. Historically, the Company has not carried a high amount of debt; this separate reserve is kept in order to self-finance major improvement and have cash ready upon project permit approval.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2023, AND 2022 AND SEPTEMBER 30, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts. Management did not believe an allowance for doubtful accounts was necessary as of June 30, 2023, September 30, 2022, and June 30, 2022.

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

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expenses were $26,264 and $25,591 for the nine months ended June 30, 2023, and 2022, respectively, and $6,709 and $3,083 for the three months ended June 30, 2023, and 2022, respectively. Advertising expenses were included in operating expenses on the statement of operations.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2023, AND 2022 AND SEPTEMBER 30, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

At June 30, 2023, September 30, 2022, and June 30, 2022, the Company had cash deposits of $485,742, $552,851, and $886,471 in excess of the $250,000 federally insured limit with Pacific Premier Bank, respectively. However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance. Due to large fluctuations in the Operating checking account, there may be times when the balance is above the $250,000 FDIC threshold.

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

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of June 30, 2023, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings. The Company does not expect any material changes through June 30, 2024.  Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2020, and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2019.

Investments

Investments in securities have been classified in the balance sheet, according to management’s intent, as securities available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 320 Investments – Debt and Equity Securities.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2023, AND 2022 AND SEPTEMBER 30, 2022

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

Level 2: Inputs to the valuation methodology include:

* Quoted prices for similar assets and liabilities in active markets.

* Quoted prices for identical or similar assets or liabilities in active markets.

* Inputs other than quoted prices that are observable for the asset or liability.

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

The following is a description of the valuation methodologies used for assets measured at fair value:

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2023, AND 2022 AND SEPTEMBER 30, 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurements (continued)

Investments: Investments in common stock rerecorded at fair value based upon quoted market prices using Level 1 inputs.

The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

On June 30, 2023, the following sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

	Level 1	Level 2	Level 3
Investment in US Treasury Bills	$1,028,432	$-	$-

Total assets at fair value	$1,028,432	$-	$-

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

The Company determines if an arrangement is a lease at inception. Operating leases are included in the operating lease right-of-use (ROU) assets, current liabilities, and long-term operating lease liabilities in the balance sheet. Finance leases are included in property and equipment, current liabilities, and long-term finance lease liabilities in the balance sheet.

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

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2023, AND 2022 AND SEPTEMBER 30, 2022

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

NOTE 3 – PROPERTY AND EQUIPMENT

On June 30, 2023, September 30, 2022, and June 30, 2022, property and equipment included the following:

	June 30, 2023	September 30, 2022 PY	June 30, 2022 PY

Land	$11,608,709	$10,394,747	$10,394,747
Building and resort improvements	13,262,158	13,174,590	13,174,591
Furniture, fixtures, equipment and leasehold improvements	865,267	870,440	842,865
Transportation equipment	979,354	959,978	808,080
Construction in progress	176,305	87,589	87,589
	26,891,793	25,487,344	25,307,872
Less accumulated depreciation	(10,773,210)	(10,456,244)	(10,334,280)
Property and equipment, net	$16,118,583	$15,031,100	$14,973,592

Total depreciation and amortization expenses were $349,928 and $357,350 for the nine months ended June 30, 2023, and 2022, respectively, and $115,740 and $118,263 for the three months ended June 30, 2023, and 2022, respectively.

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2023, AND 2022 AND SEPTEMBER 30, 2022

NOTE 3 – PROPERTY AND EQUIPMENT (continued)

On June 30, 2023, September 30, 2022, and June 30, 2022, the cost of assets under capital lease was $434,573, $405,819, and $405,819, respectively, and related accumulated amortization was $374,463, $331,071, and $315,151, respectively.  Amortization expense on assets under capital lease was $43,392, and $47,758 for the nine months ended June 30, 2023, and 2022, respectively, and $14,464 and $15,919 for the three months ended June 30, 2023, and 2022, respectively.

NOTE 4 – LINE OF CREDIT

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, expiring April 1, 2024. There was no outstanding balance on the line of credit as of June 30, 2023, September 30, 2022, or June 30, 2022.

NOTE 5 – LEASES

On June 30, 2023, September 30, 2022, and June 30, 2022, finance lease obligations consisted of the following:

	June 30, 2023	September 30, 2022	June 30, 2022

		PY	PY
A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,257, including interest at 4.532% per annum, through December 2024.	$23,005	$2,837	$6,278

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,154, including interest at 4.644% per annum, through August 2024.	14,671	24,358	27,512

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,162, including interest at 4.181% per annum, through March 2025.	22,785	32,364	35,490

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,151, including interest at 4.101% per annum, through December 2025.	30,202	39,482	42,512

A 2020 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,166, including interest at 5.406% per annum, through May 2027.	49,290	57,597	60,293
	139,953	156,638	172,085
Less current portion	(65,472)	(52,256)	(55,139)

Total finance lease obligations	$74,481	$104,382	$116,946

PISMO COAST VILLAGE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2022, AND 2021 AND SEPTEMBER 30, 2022

NOTE 5 – LEASES (continued)

The following table is a summary of the components of the net lease cost for the three months ended June 30, 2023, and 2022, and the nine months ended June 30, 2023, and 2022.

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
		PY		PY
Finance lease cost:
Amortization of ROU assets	$14,464	$15,919	$43,392	$47,758
Interest on lease liabilities	1,264	1,897	3,692	5,692
Operating lease cost	27,825	-	55,650	-

Total finance lease cost	$43,553	$17,816	$102,734	$53,450

Supplemental cash flow information related to leases for the three months ended June 30, 2023, and 2022, and the nine months ended June 30, 2023, and 2022 are as follows.

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
		PY		PY
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for interest portion of finance leases	$10,308	$3,251	$18,319	$8,772
Financing cash flows paid for principal portion of finance leases	15,908	15,276	45,439	45,309
Operating cash flows paid for operating leases	11,594	-	11,594	-

Pismo Coast Village, Inc.

Notes to Financial Statements

June 30, 2023, and 2022 and September 30, 2022

NOTE 5:   LEASES (continued)

Supplemental balance sheet information related to leases at June 30, 2023 and 2022, and September 30, 2022 are as follows.

	June 30, 2023	September 30 2022	June 30, 2022

		PY	PY
Operating lease:
Operating lease ROU asset, net	$878,106	$-	$-

Current portion of operating lease liability	$71,492	$-	$-
Long-term operating lease liability	809,778	-	-

Total operating lease liability	$881,270	$-	$-

Finance leases:
Property and equipment, gross	$434,573	$405,819	$405,819
Accumulated amortization	(374,463)	(331,071)	(315,151)

Property and equipment, net	$60,110	$74,748	$90,668

Current portion of long-term liabilities	$65,472	$52,256	$55,139
Long-term liabilities, less current portion	74,481	104,382	116,946

Total finance lease liabilities	$139,953	$156,638	$172,085

Weighted average remaining lease term
Finance leases	2.77 years	3.16 years	4.54 years
Operating leases	9.92 years	-	-

Weighted average discount rate
Finance leases	4.69%	4.69%	4.67%
Operating leases	4.69%	-	-

Pismo Coast Village, Inc.

Notes to Financial Statements

June 30, 2023, and 2022 and September 30, 2022

NOTE 5:   LEASES (continued)

The following table summarized the maturity of the lease liabilities at June 30, 2023.

	Finance	Operating
For the Twelve Months Ending June 30,	Lease	Lease
2024	$70,696	$111,300
2025	47,535	111,300
2026	18,038	111,300
2027	12,826	111,300
2028	-	111,300
Thereafter	-	547,297
Total minimum lease payments	149,095	1,103,797
Less amount representing interest	(9,142)	(222,527)
Present value of lease payments	139,953	881,270
Less current portion	(65,472)	(71,492)

Finance lease obligations, net of current portion	$74,481	$809,778

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

NOTE 7:   INCOME TAXES

The provision for income taxes for the three months and nine months ending June 30, 2023, and 2022 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Income tax expense	$122,800	$243,300	$132,500	$502,600

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740.  The difference between the effective tax rate and the statutory tax rates is due primarily to the effects of state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

Pismo Coast Village, Inc.

Notes to Financial Statements

June 30, 2023, and 2022 and September 30, 2022

NOTE 7:   INCOME TAXES (continued)

As of June 30, 2023, September 30, 2022, and June 30, 2022, the Company’s deferred tax liability was $429,900, $424,900, and $411,400 respectively.  Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

NOTE 8:   EMPLOYEE RETIREMENT PLANS

The Company is the sponsor of a 401(k)-profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company’s matching portion of the 401(k) safe harbor plan was $71,563, and $54,465 for the nine months ended June 30, 2023, and 2022, respectively, and $22,752 and $18,437 for the three months ended June 30, 2023, and 2022, respectively.

NOTE 9:   SUBSEQUENT EVENTS

Events subsequent to June 30, 2023, have been evaluated through August 10, 2023, which is the date the financial statements were available to be issued.  Management did not identify any subsequent events that require disclosure.