Form 10-K
period 2023-09-30
PISMO COAST VILLAGE INC
filed 2023-12-20
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                YES [  ]                  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.                  YES [  ]                  NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]                  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                         YES [X]                  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                [  ]

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

                [  ] Large accelerated filer

[  ] Accelerated filer

[X] non-accelerated filer

[X] Smaller reporting company

[  ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  [ X ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of registrant included in the filing reflect the correction of an error to previously issued financial statements.          [  ]

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.           YES [ X ]                NO [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.                              1,774

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2023 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 20, 2024, are incorporated by reference into Part III.

FORM 10-K

PART I

ITEM 1.                 BUSINESS.

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

BUSINESS OF ISSUER

The company exclusively operates within the realm of owning and managing Pismo Coast Village RV Resort. Its revenue streams originate from camping site rentals, recreational vehicle storage, tow services, and retail sales through a general store. With all activities consolidated within this single industry segment, the company's financials and assets are entirely attributable to its Resort operations.

Pismo Coast Village RV Resort stands as a comprehensive, full-service facility featuring 400 spaces for recreational vehicles. The scope of resort operations encompasses site rentals, RV storage and tow services, a video arcade, laundromat, and various income sources linked to its overall functioning. The retail facet of the operations is represented by a general store. Additionally, the company hosts a recreation department that orchestrates activities and facilitates the rental of recreational equipment.  In summary, the company's sole business focus is the ownership and operation of Pismo Coast Village RV Resort, showcasing a diverse range of offerings underpinned by a unified commitment to exceptional recreational experiences.

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

COMPETITION

The Company faces competition from nine other RV parks within a five-mile radius, but its distinct advantage lies in being the sole property adjacent to the beach. Recognized as a recreational vehicle resort, it stands out for its upgraded facilities and amenities, including a restaurant, general store, satellite TV, high-speed wireless internet, a heated pool, miniature golf course, and a comprehensive recreational program. Industry travel guides consistently rate Pismo Coast Village RV Resort highly for its appearance, facilities, and recreational offerings, earning it the prestigious designation of "Best of Pismo Beach – RV Resort" in September 2023.

In the competitive tourist market of the Central Coast of California, the Resort actively collaborates with the City of Pismo Beach, Chamber of Commerce, Conference and Visitors Bureau, participating as major sponsors in joint events and advertising initiatives. Ongoing marketing efforts include placements in trade publications, industry directories, and collaboration with RV-related companies. Leveraging the effectiveness of its website and social media, the Resort successfully engages with its target audience.

The marketing strategy extends to groups and clubs, offering incentives such as group discounts, meeting facilities, and catering services. Despite a competitive landscape, the Company allocated $58,944 to its marketing plan for the fiscal year 2022-2023, demonstrating a commitment to sustained growth. Emphasizing customer service and high-quality recreational facilities, the Resort has cultivated a robust source of repeat business, underlining its success in building lasting relationships with patrons.

ENVIRONMENTAL REGULATION

The Company is affected by federal, state, and local antipollution laws and regulations. Due to the nature of its business operations (camping, RV storage and small retail store sales), the discharge of materials into the environment is not considered to be of a significant concern, and the EPA has not designated the Company as a potentially responsible party for cleanup of hazardous waste.

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

EMPLOYEES

As of September 30, 2023, the Company employed approximately 60 people, with 12 of these on a part-time basis and 48 on a full-time basis. Due to the seasonal nature of the business, additional staff are needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from approximately 60 employees to 71 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION

The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing operational expenses and conducting a local comparative rate study, the Board of Directors (Board) voted to increase all trailer towing fees $10 per tow transfer effective August 1, 2022. The Board also voted at the September meeting to increase all nightly rates $5 per night effective October 1, 2023. It is anticipated the proposed rates will continue to market site usage at their highest value and not negatively impact the Company's ability to capture an optimum market share.

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

The public may read and copy any materials filed with the Securities and Exchange Commission, on official business days during the hours of 10:00 a.m. to 3:00 p.m., at the SEC's Public Reference Room located at 100 F Street, N. E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC on 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy statements, and other information that the Company files electronically with the SEC.

ITEM 1A.                              RISK FACTORS.

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including the following:

  increased gas prices.

  increased competition from new resorts in our market.

  increases in operating costs due to inflation, labor costs, workers' compensation and healthcare related costs, utility costs, insurance, and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased rates.

  changes in interest rates, cost, and terms of debt financing.

  changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies, and ordinances.

  adverse effects of market conditions, which may diminish the desire for leisure travel; and

  adverse effects of a downturn in the leisure industry.

The leisure and travel business are seasonal and seasonal variations in revenue at our Resort can be expected to cause quarterly fluctuations in our revenue.  Our revenue is generally highest in the third and fourth quarters. Quarterly revenue also may be harmed by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, contagious diseases, economic factors, and other considerations affecting travel. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue, we have to rely on our short-term line of credit for operations.  Recent events beyond our control, including an economic slowdown and extreme weather conditions 2Q2023, harmed the operating performance of the Central Coast leisure industry generally.   If these or similar events occur again, our operating and financial results may be harmed by declines in average daily rates or occupancy.

Carrying our outstanding debt may harm our business and financial results by:

  requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce the amount of cash available to us for our operations and capital expenditures, future business opportunities and other purposes.

  making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions.

  limiting our ability to borrow more money for operations, capital expenditures or to finance acquisitions in the future; and

  requiring us to sell one or more properties, possibly on disadvantageous terms, in order to make required payments of interest and principal.

Our Resort has a need for renovations and potentially significant capital expenditures in connection with improvements, and the costs of such renovations or improvements may exceed our expectations.

Occupancy and the rates, we are able to charge are often affected by the maintenance and capital improvements at a resort, especially in the event that the maintenance of improvements is not completed on schedule, or if the improvements result in the closure of the General Store or a significant number of sites. The costs of necessary capital expenditure could harm our financial condition and reduce amounts available for operations. These capital improvements may also give rise to additional risks including:

  construction cost overruns and delays.

  a possible shortage of available cash to fund capital improvements and the related possibility that financing of these expenditures may not be available to us on favorable terms.

  uncertainties as to market demand or a loss of market demand after capital improvements have begun.

  disruption in service and site availability causing reduced demand, occupancy, and rates; and

  possible environmental issues.

We rely on our executive officers and management team, the loss of whom could significantly harm our business.

On July 15, 2022, Ms. Lesley Marr began her career with Pismo Coast Village, Inc. as General Manager, and assumed full responsibility in that position on November 8, 2022.  Our continued success depends, to a significant extent, on the efforts and abilities of our General Manager, Lesley Marr. Ms. Marr is important to our business and strategy and to the extent that were she to depart and is not replaced with an experienced substitute, Ms. Marr’s departure could harm our operations, financial condition, and operating results.

Uninsured and underinsured losses could harm our financial condition, and the results of operations.

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

ITEM 1B.                            REMOVED AND RESERVED.

ITEM 1C.                            CYBERSECURITY.

Disclosure of cybersecurity risk, management, & strategy

CompuData Supports Pismo Coast Village through their Managed IT Services. This is done through patch management, a managed Network, Managed Security, and Managed 24/7 support.  Pismo Coast Village has a comprehensive risk management process that all nodes on the network are set to follow. All external Vendors are SOC II compliant. Our users access all applications utilizing a two-factor authentication method at the Domain level and SSO for third Party applications.

 Pismo Coast Village has not had a material or data breach. Our strategy is to mitigate risks preventatively. The is implemented through best-in-class cybersecurity strategies preventative measures carried out by our vendor CompuData.  Our identifiable risk areas are twofold: First within accounting and second, within taking payments. Our accounting department is hosted on a cloud system utilizing SSL for access and encryption. Our Managed Services company, CompuData, manages risk and preventative cyber security to that server.  Within our taking of payments, we are fully PCI compliant within our payment processing service, Clover.  No Credit card information is stored or transferred outside of that system.

 We engage a third-party Vendor as mentioned above, CompuData.  Our vendors are whitelisted and are SOC II certified. Our Whitelisted Vendor applications are Newbook, Sage, Clover, and Office 365.

ITEM 2.                                 PROPERTIES.

The Company's principal asset consists of the Resort, which is located at 165 South Dolliver Street in Pismo Beach, California. The Resort is built on a 26-acre site and includes 400 campsites with full hookups and nearby restrooms with showers and common facilities, such as a video arcade, recreation hall, restaurant, general store, swimming pool, laundromat, and three playgrounds.

In 1980, the Company purchased a 2.1-acre parcel of real property located at 2250 22nd Street, Oceano, California, at a price of $66,564. The property is being used by the Company as a storage facility for recreational vehicles. The storage capacity of this lot is approximately 121 units. On October 20, 2014, the Company entered into a long-term lease with Verizon Wireless for the installation of a cell tower. The lease term is for five (5) years with up to four (4) additional five (5) year terms unless the lessee terminates the lease at the end of the current term.

In 1981, the Company exercised an option and purchased a 3.3-acre parcel located at 424 South Dolliver Street, Pismo Beach, California, at a price of $300,000. The property, which previously had been leased by the Company, is used primarily as a recreational vehicle storage yard. The storage capacity of this lot is approximately 120 units. On June 6, 2016, the Company entered into a long-term lease with Verizon Wireless for the installation of a cell tower. The lease term is for five (5) years with up to four (4) additional five (5) year terms unless the lessee terminates the lease at the end of the current term.

In 1988, the Company purchased approximately 0.6 acres of property at 180 South Dolliver Street, Pismo Beach, California, across the street from the main property, consisting of a large building with a storefront and one large maintenance bay in the rear. Also, on the property is a smaller garage-type building with three parking stalls. In April 2023, the Company entered into a long-term single tenant gross lease with Trailer Hitch RV.  On December 31, 1998, the Company closed escrow on a parcel of property located at 1295 Sand Dollar Avenue, Oceano, California, to be developed as an additional RV storage facility. The 5.5-acre property is located adjacent to existing Company RV storage. On October 14, 1999, construction was completed, and the Company received County approval to occupy the premises. The property was purchased for $495,000, of which $395,000 was financed and paid in full in July 2000. Development cost amounted to $195,723 and was allocated from operational cash flow. The storage capacity for this property is approximately 408 units and is currently full.

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

Due to the continued demand for RV storage and the denial of the aforementioned permit, the Board of Directors elected to purchase additional property. On January 11, 2006, the Company closed escrow on a six-acre property located at 974 Sheridan Road, Arroyo Grande, California, previously developed as an RV storage facility. The purchase price was $2.1 million and included approximately 80 existing storage customers. This property had been permitted and developed the previous year and is considered in good condition with a capacity of approximately 229 units.

On April 6, 2006, the Company purchased the 2.2-acre property located at 2030 Front Street in Oceano, California, that it previously rented from Union Pacific Railroad for RV storage. The purchase price was $925,000 and the condition is considered good. The lot is operating at full capacity with 181 units.

On May 9, 2008, the Company closed escrow on a 19.55-acre property located at 2180 Arriba Place in Arroyo Grande, California, to be developed for RV storage. The purchase price was $3.1 million for the undeveloped land. The Company received a development permit through the County of San Luis Obispo Planning Commission. The development was completed in May 2010, and the storage capacity is expected to be approximately 900 units. On January 21, 2013, the Company entered into a long-term lease with Verizon Wireless for the installation of a cell tower. The lease term is for five (5) years with up to four (4) additional five (5) year terms unless the lessee terminates the lease at the end of the current term.

On May 20, 2015, the Company closed escrow on a one-acre property located at 2096 Nipomo Street in Oceano, California, to be developed as an RV Repair and Service facility. The purchase price was $425,000 and required the demolition of a two-story residence. The Company successfully expanded the usable property area by seeking road abandonment. On September 1, 2017, the Company received a Minor Use Permit with conditions from San Luis Obispo County. Construction was completed and the Certificate of Occupancy was received from the County of San Luis Obispo in March of 2021.  On April 16, 2023, the Company entered into a long-term single tenant gross lease with Trailer Hitch RV.

On April 19, 2023, the Company closed escrow on a 19.55-acre property located at 255 N. Oak Glen Avenue in Nipomo, California, to be developed for RV storage. The purchase price was $1.2 million for the undeveloped land and was a cash purchase with no additional encumbrances to the Corporate.  On April 1, 2023, the Company entered into a long-term lease with OUTFRONT Media for the existing billboard. The lease term is for ten (10) years.

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

1.            TRAILER STORAGE LEASED YARDS

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

In 1991, the Company developed a lease for a five-acre RV storage lot at the Oceano Airport clear zone as storage for approximately 310 RVs. This lot, which is located at 1909 Delta Lane in Oceano, was developed to replace a 100-unit storage lot that was closed when the lease was not renewed. Construction was completed in January 1992 and capital improvements in the amount of $330,768 were made to this property of which $300,000 was financed and paid in full during fiscal year 1997. The original lease on the storage lot was for five years and the Company executed a third five-year option with the County of San Luis Obispo that expired December 31, 2006. In response to the Company's request for another five-year extension, the County has answered that, until the Oceano Airport Master Plan is updated, the lease will be a month-to-month holdover at $3,575 monthly.

On June 2, 2020, the San Luis Obispo County Board of Supervisors voted to approve a lease with the Company following the completion of the Oceano Drainage project. The initial lease term is for two years and may be extended for four additional and successive two-year terms. The lease was extended to June of 2022.  The monthly lease is currently $3,924 with an annual adjustment based on the Consumer Price Index published in July.

The Resort leases out areas to other companies to ensure that the best service and equipment are available for guest use or creates cash flow for the Company. These areas are leased from the Company pursuant to the terms described in the leases.

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

2.            WASH MULTIFAMILY LAUNDRY SYSTEMS, GOLETA, CA

The seven-year lease that expired October 31, 2013, was renewed for another ten years effective September 1, 2016. The lease grants Wash Multifamily Laundry Systems (“Wash”) the right to place and service coin-operated laundry machines on the Resort. The agreement provides that 70% of the Lessee's gross income be paid to the Company as rent. Wash will replace 18 washers and 18 dryers with new equipment prior to Q3.

3.            PISMO COAST INVESTMENTS

The Company renewed a lease agreement with Ms. Jeanne Sousa, a California Corporations Licensed Broker, for the lease of a 200-square foot building at the Resort from which she conducts sales activities in the Company's stock. On November 11, 2022, the lease was renewed commencing January 1, 2023, and terminating December 31, 2025. Termination or cancellation may be made by either Lessor or Lessee by giving the other party sixty (60) days written notice.

4.            VERIZON WIRELESS

The Company entered into a lease with GTE Mobilnet of Santa Barbara Limited Partnership, d/b/a Verizon Wireless, for a 42-foot by 37-foot portion of the RV storage lot located at 2180 Arriba Place, Arroyo Grande, California, for the construction and operation of a cell tower communications facility. The term of the lease is for five years commencing on January 21, 2013. On June 1, 2020, an amendment to the agreement was signed by the Company and Airtouch Cellular d/b/a Verizon Wireless. The amendment set the rent to $2000 per month with an annual increase of 2%. The amendment also stipulated six renewable five-year terms.

On October 20, 2014, the Company entered into a second lease with GTE Mobilnet of Santa Barbara Limited Partnership, d/b/a Verizon Wireless, for a 40-foot by 40-foot portion of the RV storage lot located at 2250 22nd Street, Oceano, California, for the construction and operation of a cell tower communications facility. The term of the lease is for five years commencing on October 20, 2014, and ending on October 19, 2019. Continued renewal is expected without significant impact. The Lessee, upon the annual anniversary date of the agreement, may terminate provided that three (3) months prior notice is given to the Lessor.

On January 14, 2016, the Company entered into a third lease with GTE Mobilnet of Santa Barbara Limited Partnership, d/b/a Verizon Wireless, for the placement of a 22-foot-tall flagpole cell tower at 165 South Dolliver, Pismo Beach, California. The lease includes space for the flagpole and equipment enclosure, conduits, and right of way. The term of the lease is for five years commencing on January 14, 2016, and ending on January 13, 2021. Continued renewal is expected without significant impact. The Lessee, upon the annual anniversary date of the agreement, may terminate provided that three (3) months prior notice is given to the Lessor.

On June 6, 2016, the Company entered into a fourth lease with GTE Mobilnet of Santa Barbara Limited Partnership, d/b/a Verizon Wireless, for a 40-foot by 40-foot portion of the RV storage lot located at 424 South Dolliver Street, Pismo Beach, California, for the construction and operation of a cell tower communications facility. The term of the lease is for five years commencing on June 6, 2016, and ending on June 5, 2021. Continued renewal is expected without significant impact. The Lessee, upon the annual anniversary date of the agreement, may terminate provided that three (3) months prior notice is given to the Lessor.

5.       ROCK AND ROLL DINER OF OCEANO INC. d/b/a PISMO COAST VILLAGE GRILL

The Company entered into a lease with Mr. Marios Pouyioukkas, owner/operator of Rock and Roll Diner of Oceano Inc., for the lease of a 708-square foot space at the Resort from which the concessionaire operates the restaurant facilities as an independent food service operation. The term of the initial lease was from June 18, 2012, until December 31, 2013. The lease was renewed November 1, 2019, for a three-year period beginning January 1, 2020, expiring December 31, 2023. This lease has been renewed for one-year terms for the years 2023 and 2024. Termination or cancellation may be made by either Lessor or Lessee by giving the other party thirty (30) days written notice.

ITEM 3.                                 LEGAL PROCEEDINGS

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 4.                                 (REMOVED AND RESERVED).

PART II

ITEM 5.                                 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES.

a.            MARKET INFORMATION

There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company’s shares as Pismo Coast Investments. The last transaction the Company is aware of occurred September 28, 2023, at a price of $58,000 for one share conveyed. This price was used for the computation of aggregate market value of Company stock on page 2 of this Report.

b.            HOLDERS

The approximate number of holders of the Company's common stock on September 30, 2023, was 1,495.

c.             DIVIDENDS

The Company has paid no dividends since it was organized in 1975, and although there is no legal restriction impairing the right of the Company to pay dividends, the Company does not intend to pay dividends in the foreseeable future. The Company selects to invest its available working capital to enhance the facilities at the Resort or develop properties supporting the Resort operations.

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

ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following analysis discusses the Company's financial condition as of September 30, 2023, compared with September 30, 2022. The discussion should be read in conjunction with the audited financial statement and the related notes to the financial statement and the other financial information included elsewhere in this Form 10-K.

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

OVERVIEW

Pismo Coast Village, Inc. operates as a 400-space recreational vehicle resort. The Company includes additional business operations to provide its users with the full range of services expected of a recreational resort. These services include a store, video arcade, laundromat, and an RV storage operation.

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

The Company continues to promote and depend upon recreational vehicle camping as the primary source of revenue. The rental of campsites to the general public provides income to cover expenses, complete capital improvements, and allow shareholders up to 45 free nights camping annually. Additional revenues come from RV storage and spotting, on-site convenience stores, and other ancillary activities such as laundromat, arcade, and bike rental.

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

CURRENT OPERATING PLANS

The Board of Directors continues its previously established policy by adopting a stringent conservative budget for fiscal year 2024, which projects a positive cash flow of approximately $1,205,030 from operations. This projection is based on paid site occupancy reflecting similar occupancy as experienced in fiscal year 2023. The 2024 budget plan includes a $5 per night increase for all site rentals effective October 1, 2023. While the Company projects a positive cash flow, this cannot be assured for fiscal year 2024.

FINANCIAL CONDITION

The business of the Company is seasonal and is concentrated on prime days of the year which are defined as follows: President's Day weekend, Easter week, Memorial Day weekend, summer vacation months, Labor Day weekend, Thanksgiving week, and Christmas/New Year’s week. There are no known trends that affect business or affect revenue.

The Company develops its income from two sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and lease revenues from the laundromat, arcade, restaurant operations and property leases for cell tower communications facilities by third party lessees; and (b) Retail Operations, consisting of revenues from general store operations and recreation.

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

Net cash provided by operating activities totaled $1,188,155 in 2023, compared to $1,710,003 for the 2022 fiscal year.  Reduction in Net Cash provided by operating activities in 2023 of $521,848 can largely be attributed to the closing of the PCV RV Service Shop in April 2023.  RV Service Shop income for 2023 was $255,424 versus $632,983 in 2022.

During fiscal year 2023, capital investment of $1,412,193 was made that included purchasing 19.55-acre property located at 255 N. Oak Glen Avenue in Nipomo, California, to be developed for RV storage.  In addition to the purchase of a lowboy tilt-trailer to haul equipment, redesign, upgrade for Square common area including patio furniture, electrical and lighting.  Two golf carts were purchased for maintenance and one for Security.  These projects were completed on time. During fiscal year 2022, capital investment of $247,870 was made that included Wi-Fi upgrade, surveillance cameras, new truck for security, new truck for RV Service, new backhoe, new outfall pumps and electrical panel, pool heater, and two golf carts.

Fiscal year 2023's current ratio (current assets to current liabilities) of 4.12 increased from fiscal year 2022’s ratio of 3.82. The increase in the current ratio is the result of reduced accrued liabilities as well as reduced Rental deposits.

Working Capital increased to $8,511,851 at the end of fiscal year 2023, compared to $8,499,383 at the end of fiscal year 2022. This increase is primarily a result of increased interest received from investments.

CAPITAL RESOURCES AND PLANNED EXPENDITURES

The Company plans capital expenditures up to $1,611,000 in fiscal year 2024 to further enhance the Resort facilities and services. This would include remodeling the General Store, Mini Golf Course and Guest Services Building, development of L Lot in Nipomo for RV Storage and environmental studies for Z Lot.  In addition to replacement of all restroom and laundry water heaters and adding security cameras for Lots of B and E.  The Board of Directors continues to evaluate the property Solar project with an initial cost of $4M before tax credits and rebates.  Funding for these projects is expected to come from normal operating cash flows and, if necessary, be supplemented with outside financing. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

RESULTS OF OPERATIONS

OCCUPANCY BY SEGMENT
	2023	2022
OCCUPANCY
% of Shareholder Site Use	29.6%	28.0%
% of Paid Site Rental	70.4%	71.6%
% Total Site Occupancy	77.4%	85.7%
% of Storage Rental	99.0%	99.0%
Resort Operations	$8,728,725	$9,021,458
Retail Operations	$955,343	$1,315,075
Operating Lease Income	$66,559	$-

Occupancy rates on the previous table are calculated based on the quantity occupied as compared to the total sites available for occupancy (i.e., total occupied to number of total available).

2023 COMPARED WITH 2022

Resort operations income decreased $292,733 primarily due to significant rains in the months of late Dec 2022, and first quarter 2023.  The retail operations income decreased $359,732 primarily due to the RV Service department closing and liquidation in April 2023. The General Store was impacted by a 1Q reduction in occupancy, increased costs of goods and staffing challenges. In an effort to maximize revenue, management continues to stock more appropriate items, more effective merchandising, margin reviews and pay greater attention to customer service.

Interest/Dividend Income increased $128,618 above the previous year. This increase was primarily due to interest income from treasury bills purchased in 2023.   Interest Expense increased to ($14,532) in 2023 compared to ($11,849) the previous year.

The Company also received an Employee Retention Credit payment of $245,280 in June of 2022 which was not available in 2023.

Operating Expenses increased $814,852 due to increase in employee compensation taxes, benefits and insurances expenses, Stockholder expenses due to Carol Lyons expenses, non-capitalized property improvements, extraordinary outside consultant expenses, and maintenance supplies and contract repair effected by inflation.

The Prior Management Team focused on keeping expenses under budget to maximum net profit.  Choosing to be reactionary in regard to maintenance, internal operating systems and equipment needs had a definite effect on the 2022-2023 operating expenditures.  The Operations Team is working on the development of a preventative maintenance plan, as well as a systems and equipment road map.  A proactive approach will allow us to better control our budget.

Inflation has had an impact on our profit position for 2023.  Inflation has affected operations and liquidity by raising the replacement cost of property and equipment.  The Company has implemented minor rate increases to site rents to mitigate the effects of inflation and work towards maintaining a more favorable profit position.  Should the current economic situation continue, Operations would recommend increasing the rate for our Storage customers which is currently below market.

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

Our accounting systems include controls designed to reasonably assure assets are safeguarded from unauthorized use or disposition and provide for the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America. These systems are currently under review by the Management and Interim Audit Chairperson.  Additional training of accounting personnel and organizational restructuring for added layers of review are being considered.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Pismo Coast Village, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (the Company) as of September 30, 2023, and 2022; the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2023; and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) are especially challenging, subjective, or involve complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes

Management’s estimates of the deferred tax assets, liabilities, and provisions disclosed in Note 7 are based primarily on the differences between depreciation measurements on a tax basis versus accounting principles generally accepted in the United States of America (GAAP) basis, and timing of vacation expense recognition and shareholder site usage. We evaluated the key factors and assumptions used to develop the estimates of income tax provisions in determining that they are reasonable in relation to the financial statements taken as a whole.

We identified the evaluation of the Company’s income tax provisions as a critical audit matter because the application of tax law and timing of recognition of income tax expense and benefits is complex and involves subjective judgment.

We have served as the Company’s auditor since 2005.

BROWN ARMSTRONG

ACCOUNTANCY CORPORATION

Auditor Firm ID:  #237

Bakersfield, California

December 13, 2023

Pismo Coast Village, Inc.

Financial Statements

Years Ended September 30, 2023, and 2022

2. Exhibits filed with this Form 10-K Report:

Exhibit No.	Description of Exhibit

14	Code of Ethics

31.1	Certification of the President and Chief Executive Office of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Vice President Finance and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the President and Chief Executive Office and Vice President Finance and Chief Financial Officer of the Company Pursuant to 18 U.S.C. Subsection 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Pismo Coast Village, Inc. Balance Sheet September 30, 2023, and 2022

	2023	2022
Assets
Current assets
Cash and cash equivalents	$884,943	$1,019,465
Cash Reserved for Capital Improvements and Deferred Maintenance	8,407,996	9,566,367
Investments	1,042,140	-
Accounts receivable	55,528	49,115
Inventories	120,901	216,842
Prepaid income taxes	395,800	323,900
Prepaid expenses	333,945	342,211
Total current assets	11,241,253	11,517,900

Other Assets
Property and equipment, net of accumulated depreciation and amortization	16,011,915	15,031,100

Total assets	$27,253,168	$26,549,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$246,491	$265,444
Accrued salaries and vacation	309,921	432,187
Rental deposits	2,084,012	2,268,627
Building security deposits	25,000	-
Current portion of finance lease obligations	63,978	52,256
Total current liabilities	2,729,402	3,018,514

Long-term liabilities
Deferred taxes	$439,400	$424,900
Finance lease obligations, net of current portion	59,885	104,382
Total liabilities	3,228,687	3,547,796

Stockholders' equity
Common stock - no par value, 1,800 shares issued, 1,774 shares outstanding	$5,566,130	$5,566,130
Retained earnings	18,423,537	17,435,074
Accumulated other comprehensive income	34,814	-

Total stockholders' equity	24,024,481	23,001,204

Total liabilities and stockholders' equity	$27,253,168	$26,549,000

The accompanying notes are an integral part of these financial statements.

Pismo Coast Village, Inc. Statement of Operations

Years Ended September 30, 2023, and 2022

	2023	2022
Income
Resort operations	$8,728,725	$9,021,458
Retail operations	955,343	1,315,075
Operating Lease Income	66,559	-
Total income	9,750,627	10,336,533

Costs and expenses
Operating expenses	$7,552,851	$6,737,999
Cost of goods sold	544,989	639,434
Depreciation and amortization	460,132	479,314
Total costs and expenses	8,557,972	7,856,747

Income from operations	1,192,655	2,479,786

Other income (expense)
Interest and dividend income	$143,440	$14,822
Interest expense	(14,532)	(11,849)
Employee Retention Credit Income	-	245,280
Gain (loss) on disposal of fixed assets	9,500	-
Total other income (expense)	138,408	248,253

Income before provision for income tax	1,331,063	2,728,039

Provision for income tax	342,600	724,700

Net income	$988,463	$2,003,339

Net income per share	$557.19	$1,129.28

Total comprehensive income per share	$557.19	$1,129.28

The accompanying notes are an integral part of these financial statements.

Pismo Coast Village, Inc.

Statement of Changes in Stockholders’ Equity Years Ended September 30, 2023, and 2022

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total

	Shares	Amount

Balance - September 30, 2020	1,775	$5,569,268	$13,057,262	$-	$18,626,530

Net Income			$2,413,335		$2,413,335

Balance - September 30, 2021	1,775	$5,569,268	$15,470,597	$-	$21,039,865

Net Income			$2,003,339		$2,003,339

Repurchase of common stock	(1)	$(3,138)	$(38,862)		$(42,000)

Balance - September 30, 2022	1,774	$5,566,130	$17,435,074	$-	$23,001,204

Net Income			$988,463		$988,463

Other comprehensive income				$34,814	$34,814

Balance - September 30, 2023	1,774	$5,566,130	$18,423,537	$34,814	$24,024,481

The accompanying notes are an integral part of these financial statements.

Pismo Coast Village, Inc. Statement of Cash Flows Years Ended September 30, 2023, and 2022

	2023	2022
Cash flows from operating activities
Net Income	$988,463	$2,003,339
Adjustments to reconcile net income to net Cash provided by operating activities:
Depreciation and amortization	460,132	479,314
Changes in operating assets and liabilities:
Accounts receivable	(6,413)	(12,351)
Inventory	95,941	(16,735)
Prepaid income taxes	(71,900)	(323,900)
Prepaid expenses	8,266	(325,554)
Accounts payable and accrued liabilities	(18,953)	(54,132)
Accrued salaries and vacation	(122,266)	14,643
Rental deposits	(184,615)	23,779
Building security deposits	25,000	-
Income taxes payable	-	(60,000)
Long term deferred income taxes	14,500	(18,400)
Total adjustments	199,692	(293,336)
Net cash provided by operating activities	1,188,155	1,710,003
Cash flows from investing activities
Capital expenditures	(1,412,193)	-
Purchase of Investments	(1,007,326)	(247,870)
Net cash used investing activities	(2,419,519)	(247,870)

Cash flows from financing activities
Repurchase of capital stock	-	(42,000)
Principal payments on finance lease obligations	(61,529)	(60,757)
Net cash used in financing activities	(61,529)	(102,757)

Net (decrease)increase in cash and cash equivalents	(1,292,893)	1,359,376

Cash and cash equivalents - beginning of year	10,585,832	9,226,456

Cash and cash equivalent - end of year	9,292,939	10,585,832

Reconciliation of Cash and Cash Equivalents Per Balance Sheet
Cash and equivalents	884,943	1,019,465
Cash reserved for capital improvements	8,407,996	9,566,367
Cash and cash equivalents per statement of cash flows	9,292,939	10,585,832

Schedule of payments of interest and taxes
Cash paid for income tax	$400,000	$1,127,000
Cash paid for interest	$14,532	$11,849

Supplemental schedule of non-cash activities
Net of unrealized holdings gain on available-for-sale Investment securities	$34,814

The accompanying notes are an integral part of these financial statements.

Pismo Coast Village

Notes to Financial Statements

September 30, 2023, and 2022

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

Revenue primarily consists of recreational camping space rentals, revenue from recreational vehicle storage space, food and beverage sales and other ancillary goods and services. Revenue is recognized when spaces are occupied or goods and services have been delivered or rendered, respectively.

Sales taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue- producing transaction, that are collected by the Company from a customer, are excluded from revenue. Finally, the Company collects Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments from guests which are remitted to the City of Pismo Beach and County of San Luis Obispo and are excluded from revenues. At September 30, 2023, and 2022, the Company had $80,443 and $84,860 in TOT and TBID assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued expenses on the combined balance sheet, respectively.

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

Disaggregation of Revenue

Revenue from performance obligations satisfied at a point in time consists of sales related to the Company accommodations and other ancillary goods and services at the location in Pismo Beach, California. The geographic nature of the revenue could affect the nature, timing, amount and uncertainty of revenue and cash flows. Revenue from site rentals, storage rental, spotting, and store and accessory sales accounts for approximately 66%, 15%, 5%, and 10% of the Company total revenue for the period ended September 30, 2023, respectively. Revenue from other ancillary goods and services accounts for the remaining 4% of revenue for the period ended September 30, 2023.

Pismo Coast Village, Inc.

Notes to Financial Statements
September 30, 2023, and 2022

Note 2: Summary of Significant Accounting Policies (Continued)

Customer Deposits

The Company does not recognize revenue when a customer prepays for resort accommodation. Rather, the Company records a deferred revenue liability equal to the amount received. Revenue is then recognized when the customer stays at the resort. As of September 30, 2023, and 2022, the Company had Customer deposits related to prepaid village accommodations was $2,084,012 and $2,268,627 on the balance sheet as rental deposits, respectively.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments including certificates of deposit with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023, and 2022, the Company had $2,511 and $6,089 of cash equivalents.

Cash Reserved for Capital Improvements and Deferred Maintenance

The Company keeps separate funds reserved for capital improvements and deferred maintenance. Historically, the Company has not carried a high amount of debt; this separate reserve is kept in order to self-finance major improvement and have cash ready upon project permit approval.

Allowance for Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year-end, as well as historical bad debt write-offs, and establish an allowance for doubtful accounts for estimated uncollectible accounts. Management did not believe an allowance for doubtful accounts was necessary as of September 30, 2023, or 2022.

Inventories

Inventories have been valued at the lower of cost or market on a first-in, first-out basis. Inventories are comprised primarily of finished goods in the general store.

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

Pismo Coast Village, Inc.

Notes to Financial Statements
September 30, 2023, and 2022

Note 2: Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Advertising

The Company follows the policy of charging the costs of non-direct advertising as incurred. Advertising expenses was

$70,709 and $58,944 for the years ended September 30, 2023, and 2022, respectively. Advertising expenses were included in operating expenses on the statement of operations.

Concentration of Credit Risk

At September 30, 2023, and 2022, the Company had cash deposits of $417,269 and $552,851 in excess of the $250,000 federally insured limit with Pacific Premier Bank, respectively. However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network. Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance. Due to large fluctuations in the Operating checking account, there may be times when the balance is above the $250,000 FDIC threshold.

Income Taxes

The Company uses the asset-liability method of computing deferred taxes in accordance with Accounting Standards Codification (ASC) Income Taxes topic. ASC 740 requires, among other things, that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate.

FASB ASC 740 also requires, among other things, the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of September 30, 2023, management has considered its tax positions and believes that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes. It is the policy of the Company to consistently classify interest and penalties associated with income tax expense separately from the provision for income taxes, and accordingly no interest or penalties associated with income taxes have been included in this calculation, or separately in the Statement of Operations and Retained Earnings. The Company does not expect any material changes through September 30, 2024. Although the Company does not maintain any uncertain tax positions, tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2018, and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2017.

Investments

Investments in securities have been classified in the balance sheet, according to management’s intent, as securities available-for-sale under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards modification (ASC) Topic 320 Investments – Debt and Equity Securities. Available-for-sale securities consist of investment securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of deferred taxes,

Pismo Coast Village, Inc.

Notes to Financial Statements
September 30, 2023, and 2022

Note 2: Summary of Significant Accounting Policies (Continued)

available-for-sale securities are reported as a net amount in a separate component of stockholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specification method.

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

Level 2: Inputs to the valuation methodology include:

Quoted prices for similar assets and liabilities in active markets.

Quoted prices for identical or similar assets or liabilities in active markets.

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

Investments: Investments in US Treasury Bills are recorded at fair value based upon quoted market prices using Level 1 input.

The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

At September 30, 2023, the following sets forth by level, within the fair value hierarchy, the Company’s assets at fair value:

September 30, 2023
	Level 1	Level 2	Level 3
Investment in US Treasury Bill	$1,042,140	$-	$-
Total assets at fair value	$1,042,140

Pismo Coast Village, Inc.

Notes to Financial Statements
September 30, 2023, and 2022

Note 2: Summary of Significant Accounting Policies (Continued)

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

The Company has elected to account for short-term leases, those with a lease term of 12 months or less, by recognizing lease payments in profit and loss on a straight-line basis over the term of the lease, and variable lease payments in the period in which the obligation for the payments is incurred. This accounting policy selection has been made consistently for all short-term leases within the same asset class. The Company records operating rent expense on a straight-line basis beginning on the lease commencement date (when the Company takes possession of the premises) and ends on the lease termination date. For finance leases, the lease liability is unwound using the effective interest rate method, where interest expense is recognized over the lease term. The right-of-use asset is amortized on a straight-line basis over the shorter of the lease term or the useful life of the underlying asset. Maintenance, insurance, and property tax expenses are accounted for on an accrual basis as variable lease costs. Variable lease costs for operating leases are recognized in the period when changes in facts and circumstances on which the variable lease payments are based occur. For more information on the Company’s lease arrangements, refer to Note 5 – Lease.

Pismo Coast Village, Inc.

Notes to Financial Statements
September 30, 2023, and 2022

Note 3: Property and Equipment

At September 30, 2023, and 2022, property and equipment included the following:

	2023	2022

Land	$11,608,707	$10,394,747
Building and resort improvements	13,262,158	13,174,590
Furniture, fixtures, equipment, and leasehold improvements	895,394	870,440
Transportation equipment	979,354	959,978
Construction in progress	149,714	87,589
	26,895,327	25,487,344
Less accumulated depreciation and amortization	(10,883,412)	(10,456,244)
Property and Equipment, Net	$16,011,915	$15,031,100

Depreciation and amortization expenses were $460,132 and $479,314 for the years ended September 30, 2023, and 2022, respectively.

At September 30, 2023, and 2022 the cost of assets under finance lease was $434,573 and $405,819, respectively, and related accumulated amortization was $385,311 and $331,071, respectively.  Amortization expenses on assets under finance lease was $54,240 and $63,678 for the years ended September 30, 2023, and 2022, respectively.

Note 4:   Line of Credit

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000,    expiring April 1, 2024. There was no outstanding balance on the line of credit as of September 30, 2023, or 2022.

Pismo Coast Village, Inc.

Notes to Financial Statements
September 30, 2023, and 2022

Note 5: Leases – Lessee

Disclosure Subsequent to the Adoption of the New Lease Accounting Standard (ASU 2016-02). At September 30, 2023, and 2022, finance lease obligations consisted of the following:

	2023	2022
A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,257, including interest at 4.532% per annum, through December 2024.	$19,483	$2,837

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,154, including interest at 4.644% per annum, through August 2024.	11,366	24,358

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,162, including interest at 4.181% per annum, through March 2025.	19,525	32,364

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,151, including interest at 4.101% per annum, through September 2025.	27,044	39,482

A 2020 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,166, including interest at 5.406% per annum, through May 2027.	46,445	57,597

	$123,863	156,638
Less current portion	(63,978)	(52,256)

Total non-current finance lease obligations	$59,885	104,382

The following table is a summary of the components of the net lease cost for the years ended September 30, 2023, and 2022, respectively.

	2023	2022
Finance lease cost
Amortization of ROU assets	$54,240	$63,678
Interest on lease liabilities	4,956	7,589
Total finance lease cost	$59,196	$71,267

Pismo Coast Village, Inc.

Notes to Financial Statements
September 30, 2023, and 2022

Note 5: Leases - Lessee (Continued)

Supplemental cash flow information related to leases for the years ended September 30, 2023, and 2022 are as follows.

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows paid for principal portion of finance leases	$61,529	$60,757

Supplemental balance sheet information related to leases September 30, 2023, and 2022 are as follows.

	September 30	September 30
	2023	2022

Finance leases:
Property and equipment, gross	$434,573	$405,819
Accumulated amortization	(385,311)	(331,071)

Property and equipment net	$49,262	$74,748

Current portion of long-term liabilities	$63,978	$52,256
Long-term liabilities, less current portion	59,885	104,382

Total finance liabilities	$123,863	$156,638

Weighted average remaining lease term
Finance leases	1.87 years	3.16 years

Weighted average discount rate
Finance leases	4.69%	4.69%

Pismo Coast Village, Inc.

Notes to Financial Statements
September 30, 2023, and 2022

Note 5: Leases - Lessee (Continued)

The following table summarized the maturity of the lease liabilities at September 30, 2023.

For the Twelve Months Ending September 30	Finance Lease
2024	$68,458
2025	39,643
2026	13,992
2027	9,328
2028	-
Thereafter	-
Total minimum lease payments	131,421
Less amount representing interest	(7,558)
Present value of lease payments	123,863
Less current portion	(63,978)
Finance lease obligations, net of current portion	$59,885

Note 6: Leases – Lessor

On April 1, 2023, the Company amended an operating lease agreement for a Billboard located in Santa Maria, CA. The lease is a 10-year lease, expiring May 30, 2033. The lease calls for annual income of $12,536 for years 1 to 5 and will increase to $15,036 per year for years 6 to 10.

The following table summarizes the future operating lease income.

For the Twelve Months Ending September 30

2024	$12,536
2025	12,536
2026	12,536
2027	12,536
2028	12,536
Thereafter	75,180
$137,860

On May 1, 2023, the Company entered into an operating lease agreement for commercial building space at 180 S. Dolliver St., Pismo Beach, CA 93449. The lease is a 10-year lease, expiring May 30, 2033, and calls for monthly income of $3,075. Commences May 1, 2023.

The following table summarizes the future operating lease income.

For the Twelve Months Ending September 30
2024	$36,900
2025	36,900
2026	36,900
2027	36,900
2028	36,900
Thereafter	169,125
$353,625

Pismo Coast Village, Inc.

Notes to Financial Statements
September 30, 2023, and 2022

Note 6: Leases – Lessor (Continued)

On May 1, 2023, the Company entered into an operating lease agreement for commercial building space at 2096 Nipomo St., Oceano, CA 93445. The lease is a 10-year lease, expiring May 30, 2033, and calls for monthly income of $6,200. Commences May 1, 2023.

The following table summarizes the future operating lease income.

For the Twelve Months Ending September 30

2024	$74,400
2025	74,400
2026	74,400
2027	74,400
2028	74,400
Thereafter	341,000
$713,000

Note 7: Common Stock

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

Note 8: Income Taxes

The provisions for income taxes for the years ended September 30, 2023, and 2022 are as follows:

	2023	2022
Current:
Federal	$229,500	$524,500
State	98,600	218,500
	$328,100	$743,000

Deferred:
Federal	$4,600	$(12,900)
State	9,900	(5,400)
	14,500	(18,300)

Provision for income taxes	$342,600	$724,700

The Company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740. The difference between the effective tax rate and the statutory tax rates is due primarily to the impact of state taxes net of the federal tax benefit and nondeductible variable costs of shareholder usage.

Pismo Coast Village, Inc.

Notes to Financial Statements
September 30, 2023, and 2022

Note 8: Income Taxes (Continued)

At September 30, 2023, and 2022, the deferred income tax liabilities consisted of the following:

	2023	2022
Deferred tax assets (liabilities):
Federal	$(382,400)	$(377,800)
State	(57,000)	(47,100)
Net deferred income taxes	$(439,400)	$(424,900)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

At September 30, 2023, and 2022, the deferred income tax liabilities consisted of the following temporary differences:

	2023	2022
Depreciation	$(478,800)	$(525,400)
Unrealized gain on investments	-	-
Total gross deferred tax liabilities	(478,800)	(525,400)
Vacation accrual	700	34,400
Federal benefit of state taxes	38,700	66,100
Total gross deferred tax assets	39,400	100,500
	$(439,400)	$(424,900)

There were no net operating loss or tax credit carryforwards for the year ended September 30, 2023, or 2022 for federal or state.

Note 9:   Employee Retirement Plans

The Company is the sponsor of a 401(k)-profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company’s matching portion of the 401(k) safe harbor plan was $93,769 and $73,679 for the years ended September 30, 2023, and 2022, respectively.

Note 10:   Subsequent Events

Events subsequent to September 30, 2023, have been evaluated through December 13, 2023, which is the date the financial statements were available to be issued.  Management did not identify any subsequent events that required disclosure.

Supplementary Information

Pismo Coast Village, Inc.

Schedule of Operating Expenses

September 30, 2023, and 2022

	2023	2022

Administrative salaries	$708,278	$731,182
Advertising and promotion	70,709	58,944
Auto and truck expense	150,815	164,520
Bad debts	4,042	1,042
Contract services	49,033	68,703
Corporation expense	95,455	47,361
Custodial supplies	39,017	39,133
Direct labor	2,474,450	2,405,668
Employee travel and training	95,861	34,648
Equipment lease	6,254	5,389
Insurance	1,040,034	643,325
Miscellaneous	197,596	109,420
Office supplies and expense	177,312	101,991
Payroll tax expense	256,598	223,849
Payroll service	62,169	47,042
Pension plan match	93,769	73,679
Professional services	158,104	121,634
Property taxes	245,745	215,930
Recreational supplies	17,118	3,521
Rent - storage lots	55,591	53,011
Repairs and maintenance	283,783	283,124
Retail operating supplies	16,857	5,653
Security	2,682	14,808
Service charges	297,327	354,231
Taxes and licenses	14,622	11,343
Telephone	40,383	34,371
Uniforms	48,285	32,225
Utilities	850,962	852,252

Total operating expenses	$7,552,851	$6,737,999

No assurance is provided on these financial statements.

INDEPENDENT AUDITOR’S REPORT

ON SUPPLEMENTARY INFORMATION

To the Board of Directors and Shareholders
Pismo Coast Village, Inc.

We have audited the financial statements of Pismo Coast Village, Inc. (the Company) as of and for the years ended September 30, 2023, and 2022, and our reports thereon dated December 13, 2023, which expressed an unqualified opinion on those financial statements, appears on page 16. The supplementary information contained in Statements of Operations for the Three Months Ended September 30, 2023, and 2022, has been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The supplementary information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplementary information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplementary information. In forming our opinion on the supplementary information, we evaluated whether the supplementary information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplementary information is fairly stated, in all material respects, in relation to the financial statements as a whole.

BROWN ARMSTRONG

ACCOUNTANCY CORPORATION

Bakersfield, California

December 13, 2023

Pismo Coast Village, Inc. Statements of Operations Three Months Ended September 30, 2023, and 2022

	2023	2022
Income:
Resort operations	$2,558,576	$2,630,835
Retail operations	248,680	380,368
Operating Lease Income	66,559	380,368
Total income	2,873,815	3,011,203

Costs and expenses:
Operating expenses	2,106,120	2,174,497
Cost of goods sold	134,996	185,083
Depreciation	95,446	121,964
Total costs and expenses	2,336,562	2,481,544

Income from operations	537,253	529,659

Other income (expense):
Other income(expense)
Interest income	49,822	176
Interest expense	3,787	(3,077)
Total other income (expense)	53,609	(2,901)

Income before provision for income taxes	590,862	526,758

Provision for income tax	475,100	1,227,300

Net profit	$115,762	$(700,542)

Net Profit per share	$65.25	$(394.89)

Pismo Coast Village, Inc.  2022-2023

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants, nor any disagreement with accountants, on any matter of accounting principle, practices, or financial statement disclosures required to be reported under this item.

ITEM 9A(T).                 CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports, filed, or submitted under the Securities Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer (who is our principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2023 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures were effective as of such a date.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is also responsible for establishing internal control over financial reporting ("ICFR") as defined in Rules 13a-I5(f) and 15(d)-15(f) under the 1934 Act. Our ICFR is intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our ICFR is expected to include policies and procedures that management believes are necessary that:

1.                 pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company.

2.                 provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and our directors; and

3.                 provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

As of September 30, 2023, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were ineffective as of September 30, 2023.  The Management and Interim Audit Chairperson will be analyzing procedures and staff to evaluate where changes need to be made.

Pismo Coast Village, Inc.  2022-2023

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this Annual Report.

There were no changes in our internal control over financial reporting during the fiscal year ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

No disclosure is required under this item.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

a. The Company's Directors were chosen at the Shareholders’ Annual Meeting held January 21, 2023. The Directors serve for one year, or until their successors are elected. The names, ages, background, and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

The following is a list of the Company's Directors and Executive Officers setting forth their functions and experience. There is no understanding or agreement under which the Directors hold office.

DAVID BESSOM, Director	Aged 75

David Bessom attended Bakersfield Jr. College in Bakersfield, CA, receiving an associate in arts degree in 1968. That Summer he started working for the Santa Fe Railroad as a brakeman, and in the Fall started attending San Jose State College. He received a Bachelor of Arts degree in 1970 while continuing to work in the railroad industry. Mr. Bessom was employed with the Santa Fe Railroad for 42 years, of which approximately 14 years of that time he was as a full-time elected representative for the Conductors, Brakeman, and Yardman for the states of California, Arizona and New Mexico. He retired in the Fall of 2008. He and his wife, Linda, were married in 1999, currently reside in Huntington Beach, CA, and have four sons between them. Mr. Bessom has served on the Board of Directors since November 2017.

SAM BLANK, Director	Aged 78

Sam Blank served as a public-school teacher and administrator for more than 30 years. He earned Associate, Bachelor’s, Master’s, and Doctoral degrees from Citrus College, CSU Fullerton, Whittier College, and Brigham Young University, respectively. He holds lifetime California teaching and administrative credentials. Dr. Blank began his career in 1967 as a middle school teacher in the West Covina USD. He soon became an assistant principal in neighboring Charter Oak USD. In 1979, he joined Poway USD, where he served as principal of elementary and middle schools until he retired in 2001. He has been principal of schools that received California Distinguished Schools and National Blue-Ribbon Schools honors. Following his retirement from public education, Dr. Blank obtained a real estate salesperson license and is currently affiliated with Coldwell Banker Realty. He and his wife, Bonnie, have been married since 1968 and have resided in Escondido since 1979. Bonnie is also retired with more than 25 years of service as a teacher and high school counselor. Their married daughter and two grandsons live in the North Bay Area. Dr. Blank has served on the Environmental, Health & Safety, Finance, Audit, and Operations Committees. He has served on the Board of Directors since November 2016.

HARRY BUCHAKLIAN, Director	Aged 91

Harry Buchaklian has a B.A. degree from California State University, Fresno, in industrial arts, a secondary level teaching credential in laboratory electronics and small engine repair. His career included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College. At Sear’s, he managed the Television Department, high tech center, mechanical shop, and was responsible for thirty-four technicians. He retired from Sears Roebuck in 1994. He has been a member of the Board from March 1981 to January 1992, from September 1995 to present, serving one year as Executive VP, and as a chairman of the Policy, Audit and Environmental, Health and Safety Advisory Committees.

Pismo Coast Village, Inc.  2022-2023

SUZANNE COLVIN, Director	Aged 60

Ms. Colvin has over 25 years’ financial leadership experience in rapidly growing, global, industry-leading technology companies, both public and private. She is currently Chief Financial Officer at PLACE Inc., a full-service real estate and technology platform that provides best of class back-office support to the top real estate teams.  Previously, she was CFO of Egnyte, an industry leading software as a service company that provides content security and governance, and she was CFO at Napster (NASDAQ: NAPS), the first digital music subscription service.  Ms. Colvin began her career as an independent auditor at Price Waterhouse, is a Certified Public Accountant and has a bachelor’s degree in business with a concentration in Accounting from Cal Poly San Luis Obispo.  Ms. Colvin lives in San Jose, California and has been a Pismo Coast Village shareholder for sixteen years.

RODNEY ENNS, Director, and Vice President – Operations	Aged 70

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

WILLIAM FISCHER, Director	Aged 90

William (Bill) Fischer resides in Camarillo, California. He served four years in the U.S. Air Force during the Korean War, attaining the rank of Staff Sergeant. He is a graduate of California State University, Northridge, with a B.S. degree in accounting. He worked in the aerospace, entertainment, and public utility industries until 1969 when he was hired by Getty Oil Company’s corporate office in Los Angeles, California, as an accounting supervisor. Texaco, Inc. acquired Getty Oil in 1985, and he was promoted to Manager of Benefits Plans Accounting and transferred to Houston, Texas. Mr. Fischer was responsible for the Savings/Thrift, 401(k), and ESOP Plans administration until 1989, when he elected early retirement. He was an independent financial consultant to various companies until 2006. Mr. Fischer was also active in residential real estate from 1989 to 1997, and, since 1980, has had an active real estate broker’s license. He has been a member of the Knights of Columbus since 1966 when he served as Grand Knight and District Deputy. He looks forward to contributing his financial background to the Board. Mr. Fischer served two years as Executive Vice President and five years as Nominating Committee Chairman. He has been on the Board since January 2002.  Mr. Fischer resigned as Director at the September 16, 2023, Board Meeting.

WAYNE HARDESTY, Director	Aged 90

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

TERRIS HUGHES, Director	Aged 74

Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in California in police science. He was employed by Belridge/Shell Oil for twenty-three years, from 1973 to 1997, holding the position of senior training technician for the last ten years of that time. He was employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties were to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. He retired from Aera Energy LLC on December 31, 2014. Mr. Hughes then opened his own business entitled Saf-T-Treasures and travels the country providing safety and motivational presentations to employees of various industries. He has been a member of the Board since January 1996, has served one year as Vice President – Policy, three years as Executive Vice President, and five years as President.

Pismo Coast Village, Inc.  2022-2023

MARCUS JOHNSON, Director	Aged 70

Marcus Johnson (Marc) has spent his entire career as an educator in the Central Valley of California. For sixteen years he taught, then spent the next twenty-one years in leadership roles, retiring in 2013 from the Sanger Unified School District, where he spent fourteen years, with twelve of those years as Superintendent. Currently, he serves as the K-12 Liaison with the Central Valley Higher Education Consortium and is also the Executive Director of the Fresno Compact in Fresno, California. In addition to those roles, Mr. Johnson does consult with schools and districts nationally, and is a published author as well. He has been married to his wife, Penni, for forty-six years, and they currently reside in Wildwood Island in Sanger, California. They have three children and nine grandchildren. Mr. Johnson has been a member of the Board since November 2018.

KAREN KING, Director, and Executive Vice President	Aged 65

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

GARRY NELSON, Director	Aged 73

Garry Nelson is a graduate of Cal Poly University, San Luis Obispo, California, and has been involved in agriculture for more than forty years. From 2003 until his retirement in 2014, he was employed as the General Manager of Vintage Nurseries in Wasco, California, a company that specializes in grapevines. Prior to his employment at Vintage Nurseries, he was vice president and chief operating officer for Belridge Farms for many years. Mr. Nelson was a member of the Shafter City Council for twenty years, serving as mayor for eight of those years. He also serves on the board of Bakersfield Memorial Hospital Foundation and has served on numerous agricultural industry boards. Mr. Nelson has been a member of the Company's Board of Directors since November 2008, has served four years as Executive Vice President and as Chair of the Personnel and Compensation/Benefits Committee, and is currently serving as President.  Mr. Nelson resigned as Director at the September 16, 2023, Board Meeting.

RONALD NUNLIST, Director	Aged 85

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

GEORGE PAPPI, JR., Director and CEO/Executive President	Aged 61

Mr. Pappi’s current occupation is as a property major case General Adjuster for The Hartford Insurance. Other positions held during his more than thirty years of employment include office manager, property and bodily injury adjustor, fire, and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California, and is actively involved in the local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004, has served six years as Vice President – Secretary, and is currently serving as Executive Vice President.

Pismo Coast Village, Inc.  2022-2023

DWIGHT PLUMLEY, Director	Aged 71

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

JERRY ROBERTS, Director	Aged 70

Jerry Roberts has an associate of arts degree in math and science from the College of the Sequoias, Visalia, California; a bachelor’s degree in biological sciences from the University of the Pacific, Stockton, California; an MBA degree from the Santa Clara University Graduate School of Business, Santa Clara, California; and is licensed by the California State Board of Accountancy as a Certified Public Accountant. He was first licensed in 1982 after fulfilling experience requirements while in the employment of the international accounting firm of Arthur Andersen & Co. Mr. Roberts is currently a partner in the accounting, tax, and consulting firm of Lampros & Roberts, established in 1985. Mr. Roberts has been married to his wife Denise since 1978. They have three sons and currently reside in Los Gatos, California. Mr. Roberts has been a member of the Board since March 2013, and is currently serving as Chair of the Audit Committee.  Mr. Roberts resigned as Director at the September 16, 2023, Board Meeting.

BRIAN SKAGGS, Director	Aged 65

Brian Skaggs received his Bachelor of Science degree in Civil Engineering in 1980, and, in 1988, received a master’s degree in engineering, both degrees from California State University, Fresno. He became a Registered Civil Engineer in the State of California in 1983. In 1980, Mr. Skaggs was hired as Assistant Engineer by Summers Engineering, Inc., was promoted to Civil Engineer in 1983, and in March 1991 was promoted to Senior Civil Engineer and became a partner in the firm. During his time with Summers Engineering, he worked in the field of water resources engineering in the San Joaquin Valley and other areas in California. Mr. Skaggs has been a member, past vice-president, and past president of the American Council of Engineering Companies (ACEC), Sequoia Chapter, and the ACEC Sequoia Chapter was named chapter of the year while he was serving as President. Mr. Skaggs is a member, past vice-president, and current president of the Hanford Fraternal Hall Association; a member, past treasurer, and past president of the Hanford Celebration Committee; and a member and past treasurer of the Kit Carson Volunteer Fire Department. Mr. Skaggs has been a member of the Board of Directors since May 2016, was elected to Vice President – Secretary for 2021, and is currently serving as Chair of the Environmental Health and Safety Committee.

GARY WILLEMS, Director and Vice President-Secretary	Aged 69

Gary Willems holds a B.A. degree in music education and a California life teaching credential from Fresno Pacific University, as well as a professional clear administrative services credential. Mr. Willems started teaching in 1977 and was a Band Director for thirty years in the Dinuba/Reedley area. He was also Head Marching Band Director of the Reedley High School Band from 1985 to 2007. In 2007, he moved into school administration where he was employed as the Visual and Performing Arts Coordinator and the Administrator of the Dunlap Leadership Academy Charter School (an on-line high school) at Kings Canyon Unified School District. In 2014, Mr. Willems retired from education, and he is now enjoying time with his wife, children, and grandchildren. Mr. Willems has served on the Board of Directors since January 2001, served two years as Vice President – Secretary, and is currently serving as Chair of the Nominating Committee.

JACK WILLIAMS, Director, Chief Financial Officer, and Vice President - Finance	Aged 73

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

Pismo Coast Village, Inc.  2022-2023

b.                 OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

LESLEY MARR, General Manager and Assistant Corporate Secretary	Aged 57

Lesley Marr is a seasoned hospitality professional with a rich background spanning Marriott, Wyndham, Blackstone Investment Group, and Sun Communities.  Recognized for her drive and exceptional results, Lesley’s career has seen promotions, operational awards, corporate citizenship recognition and selection to State Industry Organizations.  Emphasizing empathy, Lesley advises emerging professionals that leadership is a call to service, prioritizing the needs of others.  A Grover Beach resident, she and her husband explore Central Coast delights with their fur babies.  Today, Lesley focuses on community development, high-quality operations, and exceptional results for both shareholders and guests, showcasing her commitment to excellence in the hospitality industry.   She was elected to serve on the California Outdoor Hospitality Association in 2023 and currently serves as Vice Chair.

CHARLES AMIAN, Sr. Operations Manager	Aged 57

Charles Amian has been an integral part of Pismo Coast Village (PCV) since June 1984, starting in the Maintenance Department. Currently serving as Senior Operations Manager since November 2022, he previously held the role of Operations Manager since 1995.  His leadership journey includes being elected Board President at the California Association of RV Parks and Campgrounds Annual Convention in March 2001, serving two successful terms. Charles has been actively involved in the industry, contributing to boards such as CalARVC and the Camp-California Marketing Board. He also served fifteen years on the Board of Trustees of REC PAC.  Charles is a lifetime-designated Certified Park Operator, demonstrating his commitment to industry standards. Since November 2016, he has been a member of the Board of Directors of the National Association of RV Parks and Campgrounds (ARVC) and currently serves as Vice Chair, reflecting his continued leadership in the organization.

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

e.                AUDIT COMMITTEE FINANCIAL EXPERT

Our Board of Directors has determined that it does not have a member of its Audit Committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

Pismo Coast Village, Inc.  2022-2023

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

Pismo Coast Village, Inc.

165 South Dolliver Street

Pismo Beach CA 93449

g.                 SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers, and persons who beneficially own more than ten percent of a registered class of our equity securities within specified time periods to file with the SEC initial reports (“Form 3”) of beneficial ownership and reports of changes (“Form 4” and “Form 5”) in beneficial ownership of Common Stock of the Company. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all of the Company’s officers, directors, and beneficial owners of greater than ten percent of the outstanding Common Stock complied with the Section 16(a) filing requirements for the fiscal year ended September 30, 2023.

ITEM 11.   EXECUTIVE COMPENSATION STOCK OPTIONS AND STOCK APPRECIATION RIGHTS GRANTED DURING THE LAST FISCAL YEAR

This information required by Item 11 is incorporated by reference in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 21, 2023, under the caption “Compensation of Directors and Executive Officers.” The Definitive Proxy Statement is expected to be filed with the Commission on or before December 14, 2023.

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

b.                SECURITY OWNERSHIP OF MANAGEMENT.

Pismo Coast Village, Inc.  2022-2023

The following sets forth the securities beneficially owned, directly, by all directors and officers as a group as of September 30, 2023:

Board Member	Title of Class	*Amount of Ownership	Percent of Class
David Bessom Huntington Beach CA 92648	Common Stock	1 Share	0.059%
Sam Blank Escondido CA 92025	Common Stock	1 Share	0.059%
Harry Buchaklian Fresno CA 93720	Common Stock	1 Share	0.059%
Suzanne Colvin San Jose, CA 92121	Common Stock	1 Share	0.059%
Rodney Enns Kingsburg CA 93631	Common Stock	1 Share	0.059%
William Fischer Camarillo, CA 93012	Common Stock	1 Share	0.059%
Wayne Hardesty Rancho Cucamonga CA 91730	Common Stock	1 Share	0.059%
Terris Hughes Shafter CA 93263	Common Stock	1 Share	0.059%
Marcus Johnson Sanger CA 93657	Common Stock	2 Shares	0.118%
Karen King Camarillo CA 93010	Common Stock	1 Share	0.059%
Garry Nelson Shafter, CA 93263	Common Stock	1 Share	0.059%
Ronald Nunlist Shafter CA 93263	Common Stock	4 Shares	0.236%
George Pappi, Jr. La Verne CA 91750	Common Stock	1 Share	0.059%
Dwight Plumley Visalia CA 93277	Common Stock	3 Shares	0.177%
Jerry Roberts Los Gatos, CA 95032	Common Stock	3 Shares	0.177%
Brian Skaggs Hanford CA 93230	Common Stock	3 Share	0.177%
Gary Willems Cambria CA 93428	Common Stock	1 Share	0.059%
Jack Williams Bakersfield, CA 93309	Common Stock	1 Share	0.059%
All Officers and Directors as a Group	Common Stock	28 Shares	1.416%

* Amount of Ownership: All such shares are owned beneficially and of record, and there are no additional shares known to the Company for which the listed beneficial owner has the right to acquire beneficial ownership as specified in Rule 13D-3(d)(1) of the Exchange Act.

Pismo Coast Village, Inc.  2022-2023

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

EMPLOYMENT AGREEMENTS

See Item 11, Current employment contract, Pismo Coast Village, Inc., and Lesley Marr.

OTHER ARRANGEMENTS

During the fiscal years 2023 and 2022, Pismo Coast Village, Inc. paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditure was to Pismo Coast Village, Inc.'s benefit.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The shareholders will vote on the independent audit firm for the fiscal year ending September 30, 2024, at the annual shareholders’ meeting held on January 20, 2024.

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firm, Brown Armstrong Accountancy Corporation, in each of the last two fiscal years.

	Years ended September 30,

	2023	2022
Audi fees (1)	$60,300	$51,900
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	2,500	2,500
Total	$62,800	$54,400

Pismo Coast Village, Inc.  2022-2023

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

(4)  AUDIT COMMITTEE'S PREAPPROVAL POLICIES AND PROCEDURES

For the fiscal years ended September 30, 2023, and September 30, 2022, all audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Brown Armstrong were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

(5)  No effort expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year was attributed to work performed by persons other-than the accountant's full-time, permanent employees.

Pismo Coast Village, Inc.  2022-2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:   PISMO COAST VILLAGE, INC.

By:	/s/ GEORGE PAPPI George Pappi, Jr., President and Chairman of the Board	Date:	December 13, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
	/s/ GEORGE PAPPI George Pappi, Jr., President and Chairman of the Board	Date:	December 13, 2023

By:
	/s/ JACK WILLIAMS Jack Williams, Chief Financial Officer, Vice President – Finance, and Director (principal financial officer and principal accounting officer)	Date:	December 13, 2023

By:
	/s/ KAREN KING Karen King, Executive Vice President and Director	Date:	December 13, 2023

By:
	/s/ GARY WILLEMS Gary Willems, Vice President – Secretary and Director	Date:	December 13, 2023

By:
	/s/ RODNEY ENNS Rodney Enns, Vice President - Operations and Director	Date:	December 13, 2023

By:
	/s/ DAVID BESSOM David Bessom, Director	Date:	December 13, 2023

By:
	/s/ SAM BLANK Sam Blank, Director	Date:	December 13, 2023

By:
	/s/ HARRY BUCHAKLIAN Harry Buchaklian, Director	Date:	December 13, 2023

By:
	/s/ SUZANNE COLVIN Suzanne Colvin, Director	Date:	December 13, 2023

By:
	/s/ WAYNE HARDESTY Wayne Hardesty, Director	Date:	December 13, 2023

By:
	/s/ TERRIS HUGHES Terris Hughes, Director	Date:	December 13, 2023

By:
	/s/ MARCUS JOHNSON Marcus Johnson, Director	Date:	December 13, 2023

By:
	/s/ RONALD NUNLIST Ronald Nunlist, Director	Date:	December 13, 2023

By:
	/s/ DWIGHT PLUMLEY Dwight Plumley, Director	Date:	December 13, 2023

By:
	/s/ BRIAN SKAGGS Brian Skaggs, Director	Date:	December 13, 2023