Form 10-Q
period 2023-12-31
PISMO COAST VILLAGE INC
filed 2024-02-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.          YES [X ]           NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.           1,774

PART I – FINANCIAL INFORMATION		4

ITEM 1.	Financial Statements	4

	Balance Sheets as of December 31, 2023 and 2022 and September 30, 2023	5

	Statements of Operations for the Three Months Ended December 31, 2023 and 2022	6

	Statement of Changes in Stockholders’ Equity & Accumulated Other Comprehensive Income for the three months ended March 31, June 30, September 30, and December 31, 2023	7

	Statements of Cash Flows for the Three Months Ended December 31, 2023 and 2022	8

	Notes to Financial Statements	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4.	Controls and Procedures	21

PART II -- OTHER INFORMATION		22

ITEM 1.	Legal Proceedings	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of the Security Holders	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits	23

SIGNATURES		24

PART I – FINANCIAL INFORMATION

ITEM 1.      Financial Statements

The following financial statements and related information are included in this Form 10-Q, Quarterly Report.

1.     Balance Sheets as of December 31, 2023 and 2022, and September 30, 2023

2.     Statements of Operations for the Three Months Ended December 31, 2023 and 2022

3.     Statements of Changes in Stockholders’ Equity & Accumulated Other Comprehensive Income for the three months ended March 31, June 30, September 30, and December 31, 2023

4.     Statements of Cash Flows for the Three Months Ended December 31, 2023 and 2022

5.     Notes to Financial Statements

The financial information included in Part I of this Form 10-Q has been reviewed by Brown Armstrong Accountancy Corporation, the Company's Certified Public Accountants. The information furnished reflects all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods.

Pismo Coast Village, Inc. Balance Sheets as of December 31, 2023 and 2022 and September 30, 2023 (unaudited)

	December 31, 2023	September 30, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$841,414	$884,943	$1,096,564
Cash reserved for capital improvements and deferred maintenance	8,481,878	8,407,996	8,566,530
Investments	1,055,829	1,042,140	1,000,000
Accounts receivable	50,772	55,528	36,254
Inventories	149,352	120,901	212,031
Prepaid income taxes	393,800	395,800	325,200
Prepaid expenses	353,973	333,945	371,158
Total current assets	11,327,018	11,241,253	11,607,737

Property and equipment
Net of accumulated depreciation and amortization	15,965,324	16,011,915	14,954,891

Total assets	$27,292,342	$27,253,168	$26,562,628

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$301,887	$246,491	$357,803
Accrued salaries and vacation	60,480	309,921	147,341
Rental deposits	2,311,454	2,084,012	2,427,336
Building security deposits	25,000	25,000	-
Current portion of finance lease obligations	61,233	63,978	62,821
Total current liabilities	2,760,054	2,729,402	2,995,301

Long-term liabilities
Deferred taxes	438,700	439,400	424,200
Finance lease obligations, net of current portion	46,356	59,885	107,589

Total liabilities	3,245,110	3,228,687	3,527,090

Stockholders' equity
Common stock - no par value, 1,800 shares issued 1,774 shares outstanding	5,566,130	5,566,130	5,566,130
Retained earnings	18,439,438	18,423,537	17,469,408
Accumulated other comprehensive income	41,664	34,814	-
Total stockholders' equity	24,047,232	24,024,481	23,035,538

Total liabilities and stockholders' equity	$27,292,342	$27,253,168	$26,562,628

The accompanying notes are an integral part of these financial statements

Pismo Coast Village, Inc. Statements of Operations for the Three Months Ended December 31, 2023 and 2022 (unaudited)

	Three Months Ended December 31,

	2023	2022

Income
Resort operations	$1,895,287	$1,871,636
Retail operations	151,361	286,300
Property lease income	38,545	4,366
Total income	2,085,193	2,162,302

Cost and expenses
Operating expenses	1,950,755	1,867,382
Cost of goods sold	87,626	142,640
Depreciation and amortization	107,277	116,583
Total costs and expenses	2,145,658	2,126,605

Income (loss) from operations	(60,465)	35,697

Other income (expense)
Interest income	80,749	181
Interest expense	(1,683)	(3,544)
Total other income (expense)	79,066	(3,363)

Income before provision for income tax	18,601	32,334

Income tax provision (benefit)	2,700	(2,000)

Net income	$15,901	$34,334

Net income per share	$8.96	$19.35

The accompanying notes are an integral part of these financial statements.

Pismo Coast Village, Inc.

Statement of Changes in Stockholders’ Equity & Accumulated Other Comprehensive Income

for the three months ended March 31, June 30, September 30, and December 31, 2023

(unaudited)

				Accumulated Other Comprehensive Income

	Common Stock		Retained Earnings
	Shares	Amount			Total
Balance - December 31, 2022	1,774	$5,566,130	$17,469,408	$-	$23,035,538

Net Income (loss)	-	-	(7,430)	-	(7,430)

Other comprehensive income	-	-	-	10,788	10,788

Balance - March 31, 2023	1,774	$5,566,130	$17,461,978	$10,788	$23,038,896

Net Income	-	-	580,797	-	580,797

Other comprehensive income	-	-	-	9,418	9,418

Balance - June 30, 2023	1,774	$5,566,130	$18,042,775	$20,206	$23,629,111

Net Income	-	-	380,762	-	380,762

Other comprehensive income	-	-	-	14,608	14,608

Balance - September 30, 2023	1,774	$5,566,130	$18,423,537	$34,814	$24,024,481

Net Income	-	-	15,901	-	15,901

Other comprehensive income	-	-	-	6,850	6,850

Balance - December 31, 2023	1,774	$5,566,130	$18,439,438	$41,664	$24,047,232

The accompanying notes are an integral part of these financial statements

Pismo Coast Village, Inc. Statements of Cash Flows for the Three Months Ended December 31, 2023 and 2022 (unaudited)

	2023		2022
Cash flows from operating activities
Income (loss) from operations		$(60,465)		$35,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$107,277		$116,583
Income Tax Provision (benefit)	(2,700)		2,000
Changes in operating assets and liabilities:
Accounts receivable	4,756		12,861
Inventories	(28,451)		4,811
Prepaid income taxes	2,000		(1,300)
Prepaid expenses	(20,028)		(28,947)
Accounts payable and accrued liabilities	55,396		92,359
Accrued salaries and vacation	(249,441)		(284,846)
Rental deposits	227,442		158,709
Deferred taxes	(700)		(700)
Total adjustments		95,551		71,530
Net cash provided by operating activities		35,086		107,227

Cash flows from investing activities
Capital expenditures	(60,686)		(11,621)
Interest from investments	80,749		181
Purchase of investments	(6,839)		(1,000,000)
Net cash used in investing activities		13,224		(1,011,440)

Cash flows from financing activities
Interest from finance lease obligations	(1,683)		(3,544)
Principal payments on finance lease obligations	(16,274)		(14,981)
Net cash used in financing activities		(17,957)		(18,525)

Net increase (decrease) in cash and cash equivalents		30,353		(922,738)

Cash and cash equivalents - beginning of period		$9,292,939		$10,585,832

Cash and cash equivalents - end of period		$9,323,292		$9,663,094

Reconciliation of Cash and Cash Equivalents Per Balance Sheets:
Cash and equivalents		841,414		1,096,564
Cash reserved for capital improvements		8,481,878		8,566,530
Cash and Cash Equivalents Per Statement of Cash Flows		$9,323,292		$9,663,094

Supplemental schedule of non-cash activities
Net of unrealized holdings gain on available-for-sale investment securities		$6,850		$-

The accompanying notes are an integral part of these financial statements.

Pismo Coast Village, Inc.

Notes to Financial Statements

December 31, 2023 and 2022 and September 30, 2023

(unaudited)

Note 1:   Nature of Business and Basis of Presentation

Pismo Coast Village, Inc. (the Company) is a recreational vehicle camping resort.  Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

Basis of Presentation

The accompanying Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In accordance with these rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.  The results of operations for the three months ended December 31, 2023 are not necessarily indicative of the results expected for the entire fiscal year.

Note 2:   Summary of Significant Accounting Policies

Significant Accounting Policies

During the three months ended December 31, 2023, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

. 9

Pismo Coast Village, Inc.

Notes to Financial Statements

December 31, 2023 and 2022 and September 30, 2023

Revenue from Contracts with Customers

Tourism Taxes

As of December 31, 2023, September 30, 2023 and December 31, 2022 the Company had $47,682, $80,443, and $45,429 in Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued expenses on the combined balance sheet, respectively.

Disaggregation of Revenue

Revenue from site rentals, storage rental, spotting, and store and accessory sales accounts for approximately 64%, 19%, 5%, and 7% of the Company total revenue for the period ended December 31, 2023, respectively.  Revenue from other ancillary goods and services accounts for the remaining 5% of revenue for the period ended December 31, 2023.

Customer Deposits

As of December 31, 2023, September 30, 2023 and December 31, 2022, the Company had $2,311,454, $2,084,012, and $2,427,336, respectively, of customer deposits related to prepaid accommodations on the balance sheet.

Advertising

Advertising expense was $13,340 and $13,726 for the three months ended December 31, 2023 and 2022, respectively.

Concentration of Credit Risk

At December 31, 2023, September 30, 2023, and December 31, 2022 the Company had cash deposits of $296,909, $417,269, and $721,703, respectively, in excess of the $250,000 federally insured limit with Pacific Premier Bank.  However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network.  Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance. Due to large fluctuations in the Operating checking account, there may be times when the balance is above the $250,000 FDIC threshold.

Pismo Coast Village, Inc.

Notes to Financial Statements

December 31, 2023 and 2022 and September 30, 2023

Fair Value Measures

Our financial assets and liabilities consist principally of cash, cash equivalents, investments, accounts receivable, accounts payable, and rental deposits, and are reported at fair value. The estimated fair value of cash, cash equivalents, accounts receivable, accounts payable and rental deposits approximates their carrying value. The estimated fair value of our investments is based upon quoted market prices using Level 1 input.

The fair value of US treasury instruments as of December 31, 2023 and 2022 were $1,055,829 and $1,000,000, respectively.  During the three months ended December 31, 2023 there was no material change in the items we measure and record at fair value on a recurring basis. Additionally, there were no transfers between levels of the fair value hierarchy in the three months ended December 31, 2023.

Note 3:   Property and Equipment

At December 31, 2023, September 30, 2023, and December 31, 2022, property and equipment included the following:

	December 31,	September 30,	December 31,
	2023	2023	2022
Land	$11,608,707	$11,608,707	$10,394,746
Building and resort improvements	13,282,791	13,262,158	13,174,591
Furniture, fixtures, equipment and leasehold improvements	905,046	895,394	864,385
Transportation equipment	979,354	979,354	1,000,352
Construction in progress	180,115	149,714	87,589
	26,956,013	26,895,327	25,521,663
Less accumulated depreciation and amortization	(10,990,689)	(10,883,412)	(10,566,772)

	$15,965,324	$16,011,915	$14,954,891

Depreciation and amortization expense for the three months ended December 31, 2023 and 2022 was $107,277 and $116,583, respectively.

Note 4:   Line of Credit

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, expiring April 1, 2024. There was no outstanding balance on the line of credit as of December 31, 2023.

Pismo Coast Village, Inc.

Notes to Financial Statements

December 31, 2023 and 2022 and September 30, 2023

Note 5:   Leases – Lessee

At December 31, 2023, September 30, 2023, and December 31, 2022, finance lease obligations consisted of the following:

	December 31, 2023	September 30, 2023	December 31, 2022

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,257, including interest at 4.532% per annum, through December 2024.	$15,917	$19,483	$28,754

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,154, including interest at 4.644% per annum, through August 2024.	8,023	11,366	21,167

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,162, including interest at 4.181% per annum, through March 2025.	16,232	19,525	29,205

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,151, including interest at 4.101% per annum, through December 2025.	23,856	27,044	36,420

A 2020 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,166, including interest at 5.406% per annum, through May 2027.	43,561	46,445	54,864
Total finance lease liabilities	$107,589	$123,863	$170,410
Current portion of long-term lease liabilities	(61,233)	(63,978)	(62,821)

Total finance lease obligations, net of current portion	$46,356	$59,885	$107,589

The following table is a summary of the components of the net lease cost for the years ended December 31, 2023 and 2022, respectively.

	Three months	Three months
	Ended	Ended
	December 31, 2023	December 31, 2022
Finance lease cost:
Amortization of ROU assets	$11,745	$14,464
Interest on lease liabilities	1,264	1,264
Total finance lease cost	$13,009	$15,728

Pismo Coast Village, Inc.

Notes to Financial Statements

December 31, 2023 and 2022 and September 30, 2023

Supplemental balance sheet information related to leases December 31, 2023 and 2022 are as follows.

	December 31	September 30	December 31
	2023	2023	2022

Finance leases:
Property and equipment, gross	$434,573	$434,573	$434,573
Accumulated amortization	(397,016)	(385,311)	(345,535)

Property and equipment, net	$37,557	$49,262	$89,038

Weighted average remaining lease term
Finance leases	1.63 years	1.87 years	2.64 years

Weighted average discount rate
Finance leases	4.75%	4.72%	4.68%

The following table summarizes the maturity of the lease liabilities at December 31, 2023.

For the Twelve Months Ending December 31,	Finance Lease
2024	$64,997
2025	28,930
2026	13,992
2027	5,830
2028	-
Thereafter	-
Present value of future minimum payments	113,749
Less amount representing interest	(6,160)
$107,589

Note 6:   Property Leases

On April 1, 2023, the Company amended a property lease agreement for a Billboard located in Santa Maria, CA. The lease is a 10-year lease, expiring May 30, 2033. The lease calls for annual income of $12,536 for years 1 to 5, and will increase to $15,036 per year for years 6 to 10.  The following table summarizes the future operating lease income under this lease:

For the Twelve Months Ending December 31,
2024	$12,536
2025	12,536
2026	12,536
2027	12,536
2028	12,536
Thereafter	75,180
$137,860

Pismo Coast Village, Inc.

Notes to Financial Statements

December 31, 2023 and 2022 and September 30, 2023

On May 1, 2023, the Company entered into a property lease agreement for commercial building space at 180 S. Dolliver St., Pismo Beach, CA 93449. The lease is a 10-year lease, expiring May 30, 2033, and calls for monthly income of $3,075. Commencing May 1, 2023.  The following table summarizes the future operating lease income under this lease:

For the Twelve Months Ending December 31,
2024	$36,900
2025	36,900
2026	36,900
2027	36,900
2028	36,900
Thereafter	159,900
$344,400

On May 1, 2023, the Company entered into a property lease agreement for commercial building space at 2096 Nipomo St., Oceano, CA 93445. The lease is a 10-year lease, expiring May 30, 2033, and calls for monthly income of $6,200. Commencing May 1, 2023.  The following table summarizes the future operating lease income under this lease:

For the Twelve Months Ending December 31,
2024	$74,400
2025	74,400
2026	74,400
2027	74,400
2028	74,400
Thereafter	322,400
$694,400

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

Pismo Coast Village, Inc.

Notes to Financial Statements

December 31, 2023 and 2022 and September 30, 2023

Note 8:   Income Taxes

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

Note 9:   Employee Retirement Plans

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company's matching portion of the 401(k) safe harbor plan was $29,079 and $24,177 for the three months ended December 31, 2023 and 2022, respectively.

Note 10: Subsequent Events

Events subsequent to December 31, 2023 have been evaluated through February 13, 2024, which is the date the financial statements were available to be issued.  Management did not identify any subsequent events that required disclosure.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement on Forward Looking Information

The following analysis discusses the Company's financial condition as of December 31, 2023, compared with December 31, 2022. The discussion should be read in conjunction with the audited financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Overview

Pismo Coast Village, Inc. operates as a 400-space recreational vehicle resort in Pismo Beach, California. The Company includes additional business operations to provide its users with the full range of services expected of a recreational resort. These services include a store, video arcade, laundromat, and an RV storage operation.

The Company is authorized to issue 1,800 shares of one class, all with equal voting rights and all being without par value. Transfers of shares are restricted by Company bylaws. One such restriction is that transferees must acquire shares with intent to hold the same for the purpose of enjoying camping rights and other benefits to which a shareholder is entitled.

Each share of stock is intended to provide the shareholder with the opportunity for 45 nights of free site use each calendar year, of which twenty-five (25) are during prime-time dates and twenty during non-prime time dates. To accomplish this, the bylaws specify that (a) a minimum of 175 sites will be held open for general public use each day and (b) if the Company is unable to generate sufficient funds from the general public, the Company may be required to charge shareholders for services.

Management is charged with the task of developing sufficient funds to operate the Resort through sales to general public guests, so that each shareholder can continue to receive the free site usage as described above.

The Company continues to promote and depend upon recreational vehicle camping as the primary source of revenue. The rental of campsites to the general public provides income to cover expenses, complete capital improvements, and allow shareholders up to 45 free nights of camping annually. Additional revenues come from RV storage and spotting, an on-site convenience store and other ancillary services, such as a restaurant, laundromat, and arcade.

The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. According to industry reports such as the 2023 KOA Camping Report published May 12, 2023, camping continues to be robust and resilient, even in economic downturns. Camping is increasingly popular, with more people than ever viewing it as a way to relax, unwind, and connect with family, friends, and nature.

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

Ongoing investment in resort improvements has assured Resort guests and shareholders a top quality, up-to-date facility. This quality and pride of ownership was evident as the resort continues to maintain high standards and has been recognized with quality ratings by Good Sam.  The Company’s commitment to quality, value, and enjoyment is underscored by the business’s success due to word of mouth and referrals from guests. In addition, investment for online marketing, social media content, ads in the leading national directory, and trade magazine advertising formulates most of the business-marketing plan.

Results of Operations

The Company develops its income from three sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from laundry, restaurant, and arcade operations by third party lessees; (b) Retail Operations, consisting of revenues from General Store operations and (c) Property Lease Revenue.

Income from Resort Operations for the three-month period ended December 31, 2023, increased $19,000 from the same period in 2022, primarily due to an increase in RV storage and towing activity compared to the same period in 2022.

Income from Retail Operations decreased $135,000 for the three-month period ended December 31, 2023, compared to same period in 2022, primarily because the company discontinued delivering RV repair services during April 2023.  As of that date, the company transitioned its RV service business to Trailer Hitch RV, who have leased the Company’s service facilities and now provide RV services to shareholders, guests, and the general public from those sites.

In the three-month period ended December 31, 2023, Property Lease Revenue included $30,000 from the lease of the company’s former repair facilities. This represents an increase in net operating income from repair services, which were managed internally in the prior year. During the prior year three-month period ended December 31, 2022, the RV repair and service business contributed $165,000 of revenue, but had $167,000 spend, resulting in a $2,000 net operating loss from RV repair and service activities. This new arrangement with Trailer Hitch leasing the Company’s facilities and providing repair services to our shareholders and guests not only improves the company’s operating income, but it is expected to improve the service experience for our guests and shareholders. As a dedicated RV service and repair business, Trailer Hitch has a history of more timely repairs and has mobile service and other capabilities that the Company had previously been unable to profitably operate on its own.

General Store income increased $30,000, compared to the previous year as the company reorganized the store and expanded merchandise offerings focused on providing the widest appropriate selection of items for guests and shareholders. The more welcoming store layout and longer operating hours have resulted in increased revenue across all categories of products. The largest increases were in apparel and gift sales due to new logo merchandise marketing both the company’s legacy logo, which we do not expect to change, as well as items with more contemporary and theme-based logos that may change from time to time.

Gross margin on the general store improved 6 points to 42% in the three-month period ended December 31, 2023, compared to the same period in the prior year due to the mix of products sold.  The company strives to maintain consistent pricing, which leads to moderate margins across staples such as groceries, ice, wood, and RV parts.  Increased sales of logo-based merchandise drove higher gross margin in the store year over year as guests have been tending to purchase more of the premium apparel items.

The Company’s business is highly seasonal with late fall and winter months deriving less revenue and profit than the rest of the year.  Occupancy during the second quarter is expected to be down due to winter weather patterns, with income increasing in the second half of the fiscal year during the prime travel periods when the weather is nicer.  Property lease revenue is expected to remain steady throughout the year due to the fixed nature of the operating leases.

Operating expenses for the three-month period ending December 31, 2023, increased $83,000 from the prior year period ended December 31, 2022. The increase is attributed to an approximately $35,000 additional ongoing security spend, primarily associated with increasing security in our storage lots, and a $44,000 increase in landscaping costs, primarily associated with non-recurring tree maintenance in the three-month period ending December 31, 2023.

Interest income for the three-month period ended December 31, 2023, was $81,000 compared to less than $1,000  for the same period ending 2022, because the company is generating interest on treasury bonds that it purchased during November 2022 with excess cash.

Although the supply-demand balance generally remains favorable, future-operating results could be impacted by changes in inflation and the economy that lead to increases or decreases in demand.  Depending on the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Changes in demand could limit the Company’s ability to pass through inflationary increases in operating costs as higher rates.

Additionally, increases in transportation and fuel costs or sustained recessionary periods could unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive. The company intends to continue to market site usage at its highest value and believes that currently this will not negatively impact the Company’s ability to capture an optimum market share.

Liquidity

The Company’s policy is to use its ability to generate operating cash flow to meet its expected future needs for internal growth.

The Company’s cash and cash equivalents totaled $9.32 million as of December 31, 2023, compared to $9.29 million as of September 30, 2023.  The $30,000 increase is primarily due to interest income. Cash and cash equivalents include $8.5 million of cash reserved for future capital improvements as of December 31, 2023.

The Company has also maintained a $500,000 line of credit to ensure funds will be available, if required. The Company has continued to maintain sufficient cash so as to not require the use of this short-term line of credit during the off-season period, and the Company expects to be able to operate without needing to access this line of credit (although there is no assurance of continued excess cash flow.)

Account Payables and Accrued Liabilities totaled $362,000 as of December 31, 2023, compared to $556,000 as of the 2023 fiscal year end.  The decrease is primarily because the accrued liabilities balance as of September 30, 2023, included an annual bonus based on fiscal year 2023 profitability that was paid to employees during November 2023. All undisputed payables have been paid in full according to the Company’s policy.

Total Current Assets increased to $11.3 million at the end of the first quarter of fiscal year 2023, compared with $11.2 million at the end of fiscal year 2023.

Capital Resources and Planned Expenditures

The Company spent $61,000 on capital expenditures during the three-month period December 31, 2023, most of which was for design services and environmental studies related to developing the 4.42-acre property that was purchased in April 2023. The remaining capex spend was associated with construction of a new shed alongside the store for wood and other inventory and for new clubhouse square furnishings.

The company expects to spend approximately $1.5 million more on capital projects during the fiscal year 2024.  Capital projects for 2024 focus on safety and optimizing the use of our properties.  Preventative maintenance projects are expected to cost approximately $0.5 million and include improvements to the General Store, Guest Services building and mini-golf course, replacement of all restroom and laundry water heaters and adding security cameras at storage lots. In addition, the company intends to invest up to $1 million developing the 4.42-acre property that was purchased in 2023, so that it can be operational for additional self-service RV Storage as soon as practical during 2025.

Funding for fiscal year 2024 capital expenditures is expected to come primarily from normal operating cash flows.  These projects are intended to not only optimize the marketability of the camping sites and enhance support facilities but are also expected to increase the Resort's value to its shareholders and the general public.

Disclosure Concerning Website Access to Company Reports

The Company makes available on its website, www.Visitpcv.com, access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

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

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4.       Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under supervision and with the participation of our General Manager/Assistant Corporate Secretary and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 9A(T) included with our Annual Report on Form 10‑K for the year ended September 30, 2023.

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

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of December 31, 2023, management assessed the effectiveness of the Company's internal control.  During the three months ended December 31, 2023, the company has increased management oversight of the financial reporting control environment, in particular oversight of account reconciliations and account analyses, and controls related to the preparation and review of our financial statements.   Based on our assessment, management concluded that, during the period covered by this report, such controls and procedures were effective.

PART II -- OTHER INFORMATION

ITEM 1.      Legal Proceedings

There are no pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3.      Defaults Upon Senior Securities

Not Applicable

ITEM 4.      Submission of Matters to a Vote of the Security Holders

Not Applicable

ITEM 5.      Other Information

The annual meeting of the shareholders of Pismo Coast Village, Inc. was scheduled to be held at the South County Regional Center, 800 W Branch Street, Arroyo Grande, CA  93420 on January 20, 2024, at 9:00 a.m. with Board of Directors and Shareholders in attendance. The Annual meeting was held in compliance with California Law and the Corporation’s Articles of Incorporation.  The meeting was adjourned to another time and place because a quorum of the holders of the company’s common stock were not present in person or by proxy.  The meeting has been adjourned to February 17, 2024, at 9:00 am at the Company’s principal offices, to consider and vote upon the proposals described in the notice of meeting that was sent to each shareholder of record as of the close of business on December 1, 2023.

ITEM 6.      Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.

    (Registrant)

Date:         February 14, 2024

Signature:    /s/ GEORGE PAPPI, JR.

George Pappi, Jr., President, and Chairman of the Board

                  (Chief Executive Officer/Principal executive officer)

Date:          February 14, 2024

Signature:   /s/ JACK WILLIAMS

Jack Williams, V.P. - Finance/Chief Financial Officer

(Principal financial officer and principal accounting officer)