Form 10-Q
period 2024-03-31
PISMO COAST VILLAGE INC
filed 2024-05-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

1.     Balance Sheets as of March 31, 2024 and 2023, and September 30, 2023

2.     Statements of Operations for the Three and Six Months Ended March 31, 2024 and 2023

3.     Statements of Changes in Stockholders’ Equity & Accumulated Other Comprehensive Income for the three months ended March 31, 2024 and March 31, June 30, September 30, and December 31, 2023

4.     Statements of Cash Flows for the Six Months Ended March 31, 2024 and 2023

5.     Notes to Financial Statements

The financial information included in Part I of this Form 10-Q has been reviewed by Brown Armstrong Accountancy Corporation, the Company's Certified Public Accountants. The information furnished reflects all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods.

Pismo Coast Village, Inc. Balance Sheets as of March 31, 2024 and 2023 and September 30, 2023 (unaudited)

	March 31, 2024	September 30, 2023	March 31, 2023

Assets
Current assets
Cash and cash equivalents	$1,784,814	$884,943	$721,168
Cash Reserved for Capital Improvements and Deferred Maintenance	8,561,544	8,407,996	9,479,324
Investments	1,069,290	1,042,140	1,019,014
Accounts receivable	77,748	55,528	28,676
Inventories	169,122	120,901	212,327
Prepaid income taxes	519,500	395,800	527,700
Prepaid expenses	123,389	333,945	158,045
Total current assets	12,305,407	11,241,253	12,146,254

Property and equipment
Net of accumulated depreciation and amortization	15,982,991	16,011,915	15,001,212

Total assets	$28,288,398	$27,253,168	$27,147,466

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$283,073	$246,491	$287,829
Accrued salaries and vacation	48,082	309,921	108,568
Rental deposits	3,366,442	2,084,012	3,119,312
Building security deposits	25,000	25,000	-
Current portion of capital lease obligations	43,082	63,978	64,732
Total current liabilities	3,765,679	2,729,402	3,580,441

Long-term liabilities
Deferred taxes	$437,500	$439,400	$437,000
Capital lease obligations, net of current portion	7,408	59,885	91,129
Total liabilities	4,210,587	3,228,687	4,108,570

Stockholders' equity
Common stock - no par value, 1,800 shares issued, 1,774 shares outstanding	$5,566,130	$5,566,130	$5,566,130
Retained earnings	18,456,257	18,423,537	17,461,978
Accumulated other comprehensive income	55,424	34,814	10,788
Total stockholders' equity	24,077,811	24,024,481	23,038,896

Total liabilities and stockholders' equity	$28,288,398	$27,253,168	$27,147,466

The accompanying notes are an integral part of these financial statements.

Pismo Coast Village, Inc. Statements of Operations for the Three and Six Months Ended March 31, 2024 and 2023 (unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2024	2023	2024	2023
Income
Resort operations	$1,760,850	$1,755,113	$3,656,137	$3,626,750
Retail operations	135,918	253,709	287,279	540,009
Property lease income	38,544	4,366	77,089	8,731
Total income	1,935,312	2,013,188	4,020,505	4,175,490

Cost and expenses
Operating expenses	$1,768,749	$1,797,007	$3,719,504	$3,664,389
Cost of goods sold	80,526	131,870	168,152	274,510
Depreciation and amortization	99,493	117,605	206,770	234,188
Total cost and expenses	1,948,768	2,046,482	4,094,426	4,173,087

Income (loss) from operations	(13,456)	(33,294)	(73,921)	2,403

Other income (expense)	54,175	37,564	133,241	34,201

Income before provision for income tax	40,719	4,270	59,320	36,604

Income tax provision	(23,900)	(11,700)	(26,600)	(9,700)

Net income/(loss)	$16,819	$(7,430)	$32,720	$26,904

Other comprehensive income
Change in unrealized holding gains on available-for-sale securities, net of change in applicable deferred taxes			55,424	10,788

Total other comprehensive income			55,424	10,788

Total comprehensive income			$88,144	$37,692

Net income per share			$49.69	$21.25

The accompanying notes are an integral part of these financial statements.

Pismo Coast Village, Inc.

Statement of Changes in Stockholders’ Equity & Accumulated Other Comprehensive Income

for the three months ended March 31, 2024

and March 31, June 30, September 30, and December 31, 2023

(unaudited)

				Accumulated Other Comprehensive Income

	Common Stock		Retained Earnings
	Shares	Amount			Total

Balance - March 31, 2023	1,774	$5,566,130	$17,461,978	$10,788	$23,038,896

Net Income	-	-	580,797	-	580,797

Other comprehensive income	-	-	-	9,418	9,418

Balance - June 30, 2023	1,774	$5,566,130	$18,042,775	$20,206	$23,629,111

Net Income	-	-	380,762	-	380,762

Other comprehensive income	-	-	-	14,608	14,608

Balance - September 30, 2023	1,774	5,566,130	18,423,537	34,814	24,024,481

Net Income	-	-	15,901	-	15,901

Other comprehensive income	-	-	-	6,850	6,850

Balance - December 31, 2023	1,774	5,566,130	18,439,438	41,664	24,047,232

Net Income (loss)	-	-	16,819	-	16,819

Other comprehensive income	-	-	-	13,760	13,760

Balance - March 31, 2024	1,774	$5,566,130	$18,456,257	$55,424	$24,077,811

The accompanying notes are an integral part of these financial statements.

Pismo Coast Village, Inc. Statements of Cash Flows for the Six Months Ended March 31, 2024 and 2023 (unaudited)

	Six months ended March 31, 2024		Six months ended March 31, 2023

Cash flows from operating activities
Net income (loss) from operations		$(97,061)		$2,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$206,770		$234,188
Income tax provision (benefit)	(26,600)		(9,700)
Loss on disposal of asset	23,140
Changes in operating assets and liabilities:
Accounts receivable	(22,220)		20,439
Inventories	(48,221)		4,515
Prepaid income taxes	(123,700)		(203,800)
Prepaid expenses	210,556		184,166
Accounts payable and accrued liabilities	36,582		22,385
Accrued salaries and vacation	(261,839)		(323,619)
Rental deposits	1,282,430		850,685
Deferred taxes	(1,900)		12,100
Total adjustments		1,274,998		791,359
Net cash provided by operating activities		1,177,937		793,762

Cash flows from investing activities
Capital expenditures	(200,986)		(175,546)
Interest from investments	160,146		42,212
Purchase of investments	(6,540)		(1,008,226)
Net cash used in investing activities		(47,380)		(1,141,560)

Cash flows from financing activities:
Interest from finance lease obligations	(3,765)		(8,011)
Principal payments on finance lease obligations	(73,373)		(29,531)
Net cash used in financing activities		(77,138)		(37,542)

Net increase (decrease) in cash and cash equivalents		1,053,419		(385,340)

Cash and cash equivalents - beginning of period		9,292,939		10,585,832

Cash and cash equivalents - end of period		$10,346,358		$10,200,492

Reconciliation of Cash and Cash Equivalents Per Balance Sheets:
Cash and equivalents		1,784,814		721,168
Cash reserved for capital improvements		8,561,544		9,479,324
Cash and cash equivalents per statement of cash flows		$10,346,358		$10,200,492

Supplemental schedule of non-cash activities
Net of unrealized holdings gain on available-for-sale investment securities		$20,610		10,788

The accompanying notes are an integral part of these financial statements.

Pismo Coast Village, Inc.

Notes to Financial Statements

March 31, 2024 and 2023 and September 30, 2023

(unaudited)

Note 1:   Nature of Business and Basis of Presentation

Pismo Coast Village, Inc. (the Company) is a recreational vehicle camping resort.  Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable.

Basis of Presentation

The accompanying Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In accordance with these rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.  The results of operations for the three and six months ended March 31, 2024 are not necessarily indicative of the results expected for the entire fiscal year.

Note 2:   Summary of Significant Accounting Policies

Significant Accounting Policies

During the three months ended March 31, 2024, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Pismo Coast Village, Inc.

Notes to Financial Statements

March 31, 2024 and 2023 and September 30, 2023

Revenue from Contracts with Customers

Tourism Taxes

As of March 31, 2024, September 30, 2023 and March 31, 2023 the Company had $79,958, $80,443, and $67,891 in Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued expenses on the combined balance sheet, respectively.

Disaggregation of Revenue

Revenue from site rentals, storage rental, spotting, and store and accessory sales accounts for approximately 61%, 18%, 5%, and 7% of the Company total revenue for the period ended March 31, 2024, respectively.  Revenue from other ancillary goods and services accounts for the remaining 9% of revenue for the period ended March 31, 2024.

Advertising

Advertising expense was $4,259 and $5,829 for the three months ended March 31, 2024 and 2023, respectively, and $17,599 and $19,555 for the six months ended March 31, 2024 and 2023, respectively.

Concentration of Credit Risk

At March 31, 2024, September 30, 2023, and March 31, 2023 the Company had cash deposits of $1,309,022, $417,269, and $227,318, respectively, in excess of the $250,000 federally insured limit with Pacific Premier Bank.  However, because Pacific Premier Bank is a member of the Certificate of Deposit Account Registry Service (CDARS), large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network.  Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance. Due to large fluctuations in the Operating checking account, there may be times when the balance is above the $250,000 FDIC threshold.

Pismo Coast Village, Inc.

Notes to Financial Statements

March 31, 2024 and 2023 and September 30, 2023

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

The fair value of US treasury instruments as of March 31, 2024 and 2023 were $1,069,290 and $1,019,014, respectively.  During the three months ended March 31, 2024 there was no material change in the items we measure and record at fair value on a recurring basis. Additionally, there were no transfers between levels of the fair value hierarchy in the three months ended March 31, 2024.

Note 3:   Property and Equipment

At March 31, 2024, September 30, 2023, and March 31, 2023, property and equipment included the following:

	March 31, 2024	September 30, 2023	March 31, 2023

Land	$11,608,707	$11,608,707	$10,394,747
Building and resort improvements	13,288,909	13,262,158	13,222,708
Furniture, fixtures, equipment and leasehold improvements	1,014,509	895,394	871,179
Transportation equipment	897,685	979,354	1,000,352
Construction in progress	204,834	149,714	196,604
	27,014,644	26,895,327	25,685,590
Less accumulated depreciation and amortization	(11,031,653)	(10,883,412)	(10,684,378)

	$15,982,991	$16,011,915	$15,001,212

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $99,493 and $117,605, respectively, and for the six months ended March 31, 2024 and 2023 was $206,770 and $234,188.

Note 4:   Line of Credit

The Company has a revolving line of credit with Pacific Premier Bank (formerly Heritage Oaks Bank) for $500,000, expiring April 1, 2025. There was no outstanding balance on the line of credit as of March 31, 2024.

Pismo Coast Village, Inc.

Notes to Financial Statements

March 31, 2024 and 2023 and September 30, 2023

Note 5:   Leases – Lessee

At March 31, 2024, September 30, 2023, and March 31, 2023, finance lease obligations consisted of the following:

	March 31, 2024	September 30, 2023	March 31, 2023

A 2016 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,257, including interest at 4.532% per annum, through January 2025.	$12,313	$19,483	$26,489

A 2018 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,154, including interest at 4.644% per annum, through August 2024.	4,641	11,366	17,938

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,162, including interest at 4.181% per annum, through March 2025.	12,903	19,525	26,012

A 2019 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,151, including interest at 4.101% per annum, through December 2025.	20,633	27,044	33,327

A 2020 Hino truck leased from Donahue Transportation Services Corp, payable in monthly installments of $1,166, including interest at 5.406% per annum, through December 2024.	-	46,445	52,095
Total finance lease liabilities	50,490	123,863	155,861
Current portion of long-term lease liabilities	(43,082)	(63,978)	(64,732)

Total finance lease obligations, net of current portion	$7,408	$59,885	$91,129

During the second quarter of 2024, the 2020 Hino truck, which had a $81,669 original value and $58,529 of accumulated amortization was written off and the associated lease was extinguished.

The following table is a summary of the components of the net lease cost for the three and six months ended March 31, 2024 and 2023, respectively.

	Six months Ended March 31, 2024	Six months Ended March 31, 2023	Three months Ended March 31, 2024	Three months Ended March 31, 2023

Finance lease cost:
Amortization of ROU assets	$15,339	$28,928	$3,594	$14,464
Interest on lease liabilities	2,428	2,428	1,264	1,264
Total finance lease cost	$17,767	$31,356	$4,858	$15,728

Pismo Coast Village, Inc.

Notes to Financial Statements

March 31, 2024 and 2023 and September 30, 2023

Supplemental balance sheet information related to leases March 31, 2024, September 30 2023 and March 31, 2023 are as follows.

	March 31, 2024	September 30, 2023	March 31, 2023

Property and equipment, gross	$352,904	$434,573	$434,573
Accumulated amortization	(342,121)	(385,311)	(359,999)

Property and equipment, net	$10,783	$49,262	$74,574

Weighted average remaining lease term Finance leases	0.75 years	1.87 years	1.75 years

Weighted average discount rate Finance leases	4.26%	4.72%	4.73%

The following table summarizes the maturity of the lease liabilities at March 31, 2024.

For the Twelve Months Ending March 31,
2025	$44,264
2026	7,502
2027	-
2028	-
2029	-
Thereafter	-
Present value of future minimum payments	51,766
Less amount representing interest	(1,276)
Total finance lease liabilities	50,490
Less current portion of finance lease obligations	(43,082)

Total finance lease obligations, net of current portion	$7,408

Note 6:   Property Leases

On April 1, 2023, the Company amended a property lease agreement for a Billboard located in Santa Maria, CA. The lease is a 10-year lease, expiring May 30, 2033. The lease calls for annual income of $12,536 for years 1 to 5, and will increase to $15,036 per year for years 6 to 10.

Pismo Coast Village, Inc.

Notes to Financial Statements

March 31, 2024 and 2023 and September 30, 2023

The following table summarizes the future operating lease income under this lease:

For the Twelve Months Ending March 31,
2025	$12,536
2026	12,536
2027	12,536
2028	12,536
2029	15,036
Thereafter	61,397
$126,577

On May 1, 2023, the Company entered into a property lease agreement for commercial building space at 180 S. Dolliver St., Pismo Beach, CA 93449. The lease is a 10-year lease, expiring May 30, 2033, and calls for monthly income of $3,075 commencing May 1, 2023.

The following table summarizes the future operating lease income under this lease:

For the Twelve Months Ending March 31,
2025	$36,900
2026	36,900
2027	36,900
2028	36,900
2029	36,900
Thereafter	150,675
$335,175

On May 1, 2023, the Company entered into a property lease agreement for commercial building space at 2096 Nipomo St., Oceano, CA 93445. The lease is a 10-year lease, expiring May 30, 2033, and calls for monthly income of $6,200 commencing May 1, 2023.

The following table summarizes the future operating lease income under this lease:

For the Twelve Months Ending March 31,
2025	$74,400
2026	74,400
2027	74,400
2028	74,400
2029	74,400
Thereafter	303,800
$675,800

Pismo Coast Village, Inc.

Notes to Financial Statements

March 31, 2024 and 2023 and September 30, 2023

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

Note 9:   Employee Retirement Plans

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company's matching portion of the 401(k) safe harbor plan $53,912 and $48,811 for the six months ended March 31, 2024 and 2023, respectively, and $24,833 and $24,634 for the three months ended March 31, 2024 and 2023, respectively.

Note 10: Subsequent Events

Events subsequent to March 31, 2024 have been evaluated through May 14, 2024, which is the date the financial statements were available to be issued.  Management did not identify any subsequent events that required disclosure.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement on Forward Looking Information

The following analysis discusses the Company's financial condition as of March 31, 2024, compared with March 31, 2023. The discussion should be read in conjunction with the financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

The RVing public actively seeks accommodations on the Central Coast despite volatile fuel prices and personal financial uncertainties. RVing offers an affordable outdoor recreational experience, and the Company provides quality facilities and services in a highly popular location. Industry reports, such as the 2024 KOA Camping Report published February 26, 2024, showcase a significant uptick in travel bookings for 2024 and projections show that road trips will continue to be more popular among campers, with a 10% higher likelihood of participation than camping (59% vs. 49%). Travel demand is higher than last year, with 64% of campers having already made reservations for some sort of trip, significantly outpacing the 29% of non-camping leisure travelers.

Among these bookings, camping trips are the most popular (54%), followed by hotel stays (46%). Family reunions, birthdays, and major holidays such as Memorial Day and the 4th of July are the highest trip reasons for bookings.

Despite the enthusiasm for advanced bookings, (16%) of campers plan to shorten their bookings. RVers are least likely to adjust their planning timeframe due to the logistical demands of RV camping, whereas 25% of those combining camping with other travel types are inclined to make last-minute plans. The increase in travel year-over-year reflects meaningful shared experiences in outdoor camping.

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

Income from Resort Operations for the three and six month periods ended March 31, 2024, increased $6,000 and 29,000, respectively, from the same period in 2023, primarily due to increases in RV storage and towing activity compared to the same period in 2023.

Income from Retail Operations decreased $118,000 and $253,000 for the three and six month periods ended March 31, 2024, respectively, compared to same periods in 2023, primarily because the company discontinued delivering RV repair services during April 2023.  As of that date, the company transitioned its RV service business to Trailer Hitch RV, who have leased the Company’s service facilities and now provide RV services to shareholders, guests, and the general public from those sites.  The arrangement with Trailer Hitch includes leasing the Company’s facilities and providing repair services to our shareholders and guests, which not only improves the company’s operating income, but it is expected to improve the service experience for our guests and shareholders. As a dedicated RV service and repair business, Trailer Hitch has a history of more timely repairs and has mobile service and other capabilities that the Company had previously been unable to profitably operate on its own.

During the prior year three and six month periods ended March 31, 2023, the RV repair and service business contributed $143,000 and $308,000 of revenue, respectively, but had $172,000 and $339,000 of spend, respectively, resulting in $29,000 and $31,000 net operating losses from RV repair and service activities.  In contrast, Property Lease Revenue from the lease of the company’s former repair facilities totaled $30,000 and $60,000 for the three and six month periods ended March 31, 2024, respectively.

General Store income increased $25,000 and $55,000, for the three and six month periods ended March 31, 2024, compared to the same periods of the previous year, since the company reorganized the store and expanded merchandise offerings over the past year, in an effort to provide the widest appropriate selection of items for guests and shareholders. The more welcoming store layout and longer operating hours have resulted in increased revenue across all categories of products. The largest increases were in apparel and gift sales due to new logo merchandise marketing both the company’s legacy logo, which we do not expect to change, as well as items with more contemporary and theme-based logos that may change from time to time.

Gross margin on the general store has improved to 41% for the three and six month periods ended March 31, 2024 primarily due to the mix of products sold.  The company strives to maintain consistent pricing, which leads to moderate margins across staples such as groceries, ice, wood, and RV parts.  Increased sales of logo-based merchandise drove higher gross margin in the store year over year as guests have been tending to purchase more of the premium apparel items.

The Company’s business is highly seasonal with late fall and winter months deriving less revenue and profit than the rest of the year.  Occupancy during the third quarter is expected to be up due to springtime, with income increasing further in the fourth quarter during the prime travel periods.  Property lease revenue is expected to remain steady throughout the year due to the fixed nature of the operating leases.

Operating expenses for the three-month period ended March 31, 2024 were relatively flat when compared to the same period of the prior year.  Operating expenses for the six-month period ended March 31, 2024 increased $55,000 from the prior year period ended March 31, 2023. The increase is attributed primarily to an approximately $35,000 additional ongoing security spend, associated with increasing security in our storage lots, and a $44,000 increase in landscaping costs due to non-recurring tree maintenance in Q1, as well as an approximately $40,000 increase in legal and accounting costs, all of which were partially offset by cost savings in other areas of spend.

Interest income for the three and six month periods ended March 31, 2024 increased $37,000 and $118,000, respectively, compared to the same periods of the prior year, because the company is generating interest on treasury bonds that it purchased during November 2022 with excess cash.

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

The Company’s cash and cash equivalents totaled $10.3 million as of March 31, 2024, compared to $9.3 million as of September 30, 2023.  The $1.0 million increase is primarily due to rental deposits, which increase during the winter as guests make reservations for the prime season. Cash and cash equivalents include $8.6 million of cash reserved for future capital improvements as of March 31, 2024.

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

Account Payables and Accrued Liabilities totaled $331,000 as of March 31, 2024, compared to $556,000 as of the 2023 fiscal year end.  The decrease is primarily because the accrued liabilities balance as of September 30, 2023, included an annual bonus based on fiscal year 2023 profitability that was paid to employees during November 2023. All undisputed payables have been paid in full according to the Company’s policy.

Total Current Assets increased to $12.3 million at March 31, 2024, compared with $12.1 million at March 31, 2023, primarily due to the increased cash associated with rental deposits described above.

Capital Resources and Planned Expenditures

The Company spent approximately $200,000 on capital expenditures during the six month period ended March 31, 2024. Approximately $145,000 of this amount was associated with resort improvements and preventative maintenance projects, including renovation of the square, new furnishings for the restaurant, replacement of restroom water heaters, and construction of a new shed alongside the store for wood and other inventory. Approximately $55,000 was spent on design services and environmental studies related to developing the 4.42-acre property that was purchased in April 2023.

The company expects to spend up to $1.0 million more on capital projects during the fiscal year 2024, most of which relates to developing the 4.42-acre property that was purchased in 2023, so that it can be operational for additional self-service RV Storage as soon as practical during 2025.  Other capital projects for 2024 focus on safety and optimizing the use of our properties.

Funding for fiscal year 2024 capital expenditures is expected to come from normal operating cash flows.  These projects are intended to not only optimize the marketability of the camping sites and enhance support facilities but are also expected to increase the Resort's value to its shareholders and the general public.

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

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO, Interim General Manager and CFO, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are designed to be and are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Not Applicable

ITEM 3.      Defaults Upon Senior Securities

Not Applicable

ITEM 4.      Submission of Matters to a Vote of the Security Holders

Not Applicable

ITEM 5.      Other Information

Not Applicable

ITEM 6.      Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (George Pappi, Jr., President and Chairman of the Board, and Chief Executive Officer/principal executive officer)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Suzanne M Colvin, Chief Financial Officer, principal financial officer, and principal accounting officer)

32.1

Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (George Pappi, Jr., President and Chairman of the Board, and Chief Executive Officer/principal executive officer and Suzanne M Colvin, Chief Financial Officer, principal financial officer, and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC. (Registrant)

Date:	May 14, 2024

Signature:	/s/ GEORGE PAPPI, JR.
George Pappi, Jr., President, and Chairman of the Board
(Chief Executive Officer/Principal executive officer)

Date:	May 14, 2024

Signature:	/s/ SUZANNE M COLVIN
Suzanne M Colvin, V.P. - Finance/Chief Financial Officer
(Principal financial officer and principal accounting officer)