Form 10-Q
period 2024-06-30
PISMO COAST VILLAGE INC
filed 2024-08-15
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

(805) 773-5649

Registrant's telephone number, including area code.

____________________________________________________________________________________

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

1 | Page

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
YES [X]                              NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,774

2 | Page

3 | Page

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Pismo Coast Village, Inc.

Balance Sheets
as of June 30, 2024 and September 30, 2023

	June 30,	September 30,
	2024	2023
Assets	(unaudited)
Current assets
Cash and cash equivalents	$2,136,000	$1,927,000
Cash Reserved for Capital Improvements and Deferred Maintenance	9,948,000	8,408,000
Accounts receivable	80,000	56,000
Inventories	192,000	121,000
Prepaid income taxes	340,000	396,000
Prepaid expenses	117,000	334,000
Total current assets	12,813,000	11,242,000

Property and equipment, net	16,036,000	16,012,000

Total assets	$28,849,000	$27,254,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$222,000	$248,000
Accrued salaries and vacation	66,000	310,000
Rental deposits	3,258,000	2,084,000
Building security deposits	25,000	25,000
Current portion of finance lease obligations	43,000	64,000
Total current liabilities	3,614,000	2,731,000

Long-term liabilities
Deferred taxes	410,000	439,000
Finance lease obligations, net of current portion	92,000	60,000
Total liabilities	4,116,000	3,230,000

Stockholders' equity
Common stock - no par value, 1,800 shares authorized, 1,774 shares issued and outstanding	5,566,000	5,566,000
Retained earnings	19,167,000	18,458,000
Total stockholders' equity	24,733,000	24,024,000

Total liabilities and stockholders' equity	$28,849,000	$27,254,000

The accompanying notes are an integral part of these financial statements.

4 | Page

Pismo Coast Village, Inc.

Statements of Operations
for the Three and Nine Months Ended June 30, 2024 and 2023

(unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Income
Resort operations	$2,415,000	$2,471,000	$6,029,000	$6,058,000
Retail operations	205,000	166,000	492,000	706,000
Property lease income	60,000	64,000	179,000	112,000
Total income	2,680,000	2,701,000	6,700,000	6,876,000

Cost and expenses
Operating expenses	1,636,000	1,782,000	5,376,000	5,446,000
Cost of goods sold	108,000	136,000	276,000	411,000
Depreciation and amortization	104,000	130,000	311,000	364,000
Total cost and expenses	1,848,000	2,048,000	5,963,000	6,221,000

Income from operations	832,000	653,000	737,000	655,000

Other income (expense), net	100,000	60,000	275,000	106,000

Income before provision for income tax	932,000	713,000	1,012,000	761,000

Income tax provision	(276,000)	(123,000)	(303,000)	(133,000)

Net income	$656,000	$590,000	$709,000	$628,000

Weighted average shares (basic & diluted)	1,774	1,774	1,774	1,774

Net income per share (basic & diluted)	$370	$333	$400	$354

The accompanying notes are an integral part of these financial statements.

5 | Page

Pismo Coast Village, Inc.

Statements of Changes in Stockholders’ Equity
for the period September 30, 2022 through June 30, 2024

(unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance - September 30, 2022	1,774	$5,566,000	$17,435,000	$23,001,000

Net Income	-	-	34,000	34,000

Balance - December 31, 2022	1,774	5,566,000	17,469,000	23,035,000

Net Income	-	-	4,000	4,000

Balance - March 31, 2023	1,774	5,566,000	17,473,000	23,039,000

Net Income	-	-	590,000	590,000

Balance - June 30, 2023	1,774	5,566,000	18,063,000	23,629,000

Net Income	-	-	395,000	395,000

Balance - September 30, 2023	1,774	5,566,000	18,458,000	24,024,000

Net Income	-	-	23,000	23,000

Balance - December 31, 2023	1,774	5,566,000	18,481,000	24,047,000

Net Income	-	-	30,000	30,000

Balance - March 31, 2024	1,774	5,566,000	18,511,000	24,077,000

Net Income	-	-	656,000	656,000

Balance - June 30, 2024	1,774	$5,566,000	$19,167,000	$24,733,000

The accompanying notes are an integral part of these financial statements.

6 | Page

Pismo Coast Village, Inc.

Statements of Cash Flows
for the Nine Months Ended June 30, 2024 and 2023

(unaudited)

	Nine months ended June 30,
	2024		2023
Cash flows from operating activities
Net income		$709,000		$628,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$311,000		$364,000
Other non-cash operating activities	(20,000)		-
Deferred income taxes	(29,000)		5,000
Changes in operating assets and liabilities:
Accounts receivable	(24,000)		(2,000)
Inventories	(71,000)		113,000
Prepaid income taxes	56,000		(262,000)
Prepaid expenses	217,000		(44,000)
Accounts payable and accrued liabilities	(26,000)		156,000
Accrued salaries and vacation	(244,000)		(331,000)
Rental deposits	1,174,000		470,000
Net cash provided by operating activities		2,053,000		1,097,000

Cash flows from investing activities
Capital expenditures	(258,000)		(1,409,000)
Net cash used in investing activities		(258,000)		(1,409,000)

Cash flows from financing activities:
Principal payments on finance lease obligations	(46,000)		(57,000)
Net cash used in financing activities		(46,000)		(57,000)

Net increase (decrease) in cash and cash equivalents		1,749,000		(369,000)

Cash and cash equivalents - beginning of period		10,335,000		10,586,000

Cash and cash equivalents - end of period		$12,084,000		$10,217,000

Reconciliation of Cash and Cash Equivalents Per Balance Sheets:
Cash and equivalents		2,136,000		1,860,000
Cash reserved for capital improvements		9,948,000		8,357,000
Cash and cash equivalents per statement of cash flows		$12,084,000		$10,217,000

Schedule of tax payments:
Cash paid for income tax		$275,000		$400,000

Supplemental schedule of non-cash activities
Assets acquired under finance leases		$100,000		-

The accompanying notes are an integral part of these financial statements.

7 | Page

Pismo Coast Village, Inc.
Notes to Financial Statements
June 30, 2024 and September 30, 2023
(unaudited)

Note 1: Nature of Business and Basis of Presentation

Pismo Coast Village, Inc. (the Company) is a recreational vehicle camping resort. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest and most profitable quarter.

Basis of Presentation

The accompanying unaudited interim Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In accordance with these rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In addition, certain prior period amounts have been reclassified to conform to current year presentation. In the opinion of management, the unaudited Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods.

These unaudited Financial Statements should be read in conjunction with the audited Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The results of operations for the three and nine months ended June 30, 2024 are not necessarily indicative of the results expected for the entire fiscal year.

Note 2: Summary of Significant Accounting Policies

Significant Accounting Policies

During the nine months ended June 30, 2024, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

8 | Page

Pismo Coast Village, Inc. Notes to Financial Statements June 30, 2024 and September 30, 2023

Revenue from Contracts with Customers

Tourism Taxes

As of June 30, 2024 and September 30, 2023, the Company had $117,000 and $80,000 in Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued expenses on the balance sheet, respectively.

Disaggregation of Revenue

For the three-month period ended June 30, 2024, revenue from RV site rentals, storage, spotting, and store and accessory sales accounts for approximately 71%, 13%, 5%, and 8% of total revenue, respectively. For the three-month period ended June 30, 2023, revenue from RV site rentals, storage, spotting, and store and accessory sales accounts for approximately 71%, 14%, 5%, and 8% of total revenue, respectively.

For the nine-month period ended June 30, 2024, revenue from RV site rentals, storage, spotting, and store and accessory sales accounts for approximately 67%, 16%, 5%, and 7% of total revenue, respectively. For the nine-month period ended June 30, 2023, revenue from RV site rentals, storage rental, spotting, and store and accessory sales accounts for approximately 65%, 16%, 5%, and 7% of total revenue, respectively.

Rental Deposits

During the three months ended June 30, 2024, the company's rental deposits increased from $3,366,000 to $3,258,000 due to $1,785,000 of new rental deposits offset by $1,893,000 of recognized revenue.  During the three months ended June 30, 2023, the company's rental deposits increased from $3,120,000 to $2,739,000 due to $1,529,000 of new rental deposits offset by $1,910,000 of recognized revenue.

During the nine months ended June 30, 2024, the company's rental deposits increased from $2,084,000 to $3,258,000 due to $5,659,000 of new rental deposits offset by $4,485,000 of recognized revenue.  During the nine months ended June 30, 2023, the company's rental deposits increased from $2,269,000 to $2,739,000 due to $4,948,000 of new rental deposits offset by $4,478,000 of recognized revenue.

Rental deposits are generally recognized as revenue within twelve months of receipt.

Cash and Cash Equivalents

The Company considers all highly liquid investments including certificates of deposit with an original maturity of three months or less when purchased or US treasury instruments to be cash equivalents. As of June 30, 2024 and September 30, 2023, the Company had $12,084,000 and 10,335,000 of cash equivalents, respectively.

Cash Reserved for Capital Improvements and Deferred Maintenance

The Company keeps separate funds reserved for capital improvements and deferred maintenance. Historically, the Company has not carried a high amount of debt; this separate reserve is kept in order to self-finance major improvement and have cash ready upon project permit approval.

Advertising

Advertising expense was $5,000 and $7,000 for the three months ended June 30, 2024 and 2023, respectively, and $23,000 and $26,000 for the nine months ended June 30, 2024 and 2023, respectively.

Concentration of Credit Risk

Because the Company’s bank is a member of the Certificate of Deposit Account Registry Service (CDARS), the Company’s large deposits are divided into smaller amounts and placed with other FDIC insured banks which are also members of the CDARS network.  Then, those member banks issue CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance. Due to large fluctuations in the operating checking account, there may be times when the balance is above the $250,000 FDIC threshold.  At June 30, 2024 and September 30, 2023 the Company had cash deposits of $543,000 and $417,000, respectively, in the operating checking account that were in excess of the $250,000 federally insured limit with Pacific Premier Bank.

9 | Page

Pismo Coast Village, Inc. Notes to Financial Statements June 30, 2024 and September 30, 2023

Fair Value Measurements

Our financial assets and liabilities consist principally of cash, cash equivalents, accounts receivable, accounts payable, and rental deposits, and are reported at fair value. The estimated fair value of cash, cash equivalents, accounts receivable, accounts payable and rental deposits approximates their carrying value.

Accounting Pronouncements Issued But Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-07 expands income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, and can be applied on a prospective basis with an option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements and related disclosures.

 In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands segment disclosures for public companies. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its financial statements and related disclosures. This amendment will go into effect for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-07 on its financial statements and related disclosures.

Note 3: Property and Equipment

At June 30, 2024 and September 30, 2023, property and equipment included the following:

	June 30,	September 30,
	2024	2023
Land	$11,615,000	$11,609,000
Building and resort improvements	13,250,000	13,262,000
Furniture, fixtures, equipment and leasehold improvements	1,029,000	895,000
Transportation equipment	937,000	979,000
Construction in progress	205,000	150,000
	27,036,000	26,895,000
Less accumulated depreciation and amortization	(11,000,000)	(10,883,000)

	$16,036,000	$16,012,000

Note 4: Line of Credit

The Company has a revolving line of credit with Pacific Premier Bank for $500,000, expiring April 1, 2025. There was no outstanding balance on the line of credit as of June 30, 2024 or September 30, 2023.

10 | Page

Pismo Coast Village, Inc. Notes to Financial Statements June 30, 2024 and September 30, 2023

Note 5: Finance Leases - Lessee

The company has several finance leases, primarily for transportation equipment. These leases are generally 84 months in duration and have maturities through April 2031.

The following table summarizes the future minimum payments under finance lease liabilities as of June 30, 2024.

For the Fiscal Year Ending Sept 30,
2024 (remaining three months)	$21,000
2025	41,000
2026	20,000
2027	20,000
2028	20,000
Thereafter	52,000
Total future minimum payments	174,000
Less amount representing interest	(39,000)
Total finance lease obligations	135,000
Less current portion of finance lease obligations	(43,000)

Total finance lease obligations, net of current portion	$92,000

In addition, the company entered into a $100,000 lease for another transportation vehicle on July 1, 2024, which requires $20,000 annual payments through June 30, 2031.

The following table summarizes the components of the finance lease cost for the three and nine months ended June 30, 2024 and 2023, respectively.

	Three months Ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization of ROU assets	$13,000	$14,000	$38,000	$43,000
Interest on lease liabilities	4,000	1,000	5,000	4,000
Total finance lease cost	$17,000	$15,000	$43,000	$47,000

Supplemental balance sheet information related to leases as of June 30, 2024 and September 30, 2023 are as follows.

	June 30,	September 30
	2024	2023
Property and equipment, gross	$366,000	$435,000
Accumulated amortization	(246,000)	(385,000)

Property and equipment, net	$120,000	$50,000

Weighted average remaining lease term
Finance leases	3.13 years	1.87 years

Weighted average discount rate
Finance leases	6.80%	6.67%

11 | Page

Pismo Coast Village, Inc. Notes to Financial Statements June 30, 2024 and September 30, 2023

Note 6: Property Leases - Lessor

The Company is the lessor on various property leases, which currently represent approximately $20,000 monthly income and extend over periods through 2033. These leases have durations ranging from two to ten years and are generally renewable for additional equal durations. The following table summarizes the future operating lease income under these leases.

For the Twelve Months Ending September 30,
2024 (remaining three months)	$57,000
2025	196,000
2026	188,000
2027	156,000
2028	137,000
Thereafter	609,000
$1,343,000

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

Note 9: Employee Retirement Plans

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company's matching portion of the 401(k) safe harbor plan was $16,000 and $23,000 for the three months ended June 30, 2024 and 2023, respectively, and $70,000 and $72,000 for the nine months ended June 30, 2024 and 2023, respectively.

12 | Page

Pismo Coast Village, Inc. Notes to Financial Statements June 30, 2024 and September 30, 2023

Note 10: Subsequent Events

Events subsequent to June 30, 2024 have been evaluated through date the financial statements were issued. Management did not identify any subsequent events that required disclosure other than the new lease described in Note 5.

13 | Page

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement on Forward Looking Information

The following analysis discusses the Company's financial condition as of June 30, 2024, compared with June 30, 2023. The discussion should be read in conjunction with the financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

14 | Page

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

RV storage and towing continue to be a primary source of revenue for the Company. In April 2023, the company purchased 4.42 acres to develop a 150 storage lot due to having a 300+ waitlist for new clients. RV storage provides numerous benefits to the customer including: no stress of towing, no need to own a tow vehicle, use of RV by multiple family members, and convenience. RV storage continues to have a strong demand for both self and tow storage.

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

Critical Accounting Estimates

The Company prepares our financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

Results of Operations

The Company develops its income from three sources: (a) Resort Operations, consisting of revenues generated from RV site rentals, from RV storage space operations, and from lease revenues from laundry, restaurant, and arcade operations by third party lessees; (b) Retail Operations, consisting of revenues from General Store operations and (c) Property Lease Revenue.

15 | Page

Income from Resort Operations were relatively flat year over year for the three and nine month periods ended June 30, 2024 compared to the same period in 2023.  The very slight decreases are attributed to variations in general public occupancy due to the timing of weekends and holidays in 2024, which resulted in fewer prime days in 2024 than 2023, offset by the benefit of an increase in non-prime rates during 2024.

	Three Months		Year over	Nine Months		Year over
	Ended June 30,		Year	Ended June 30,		Year
	2024	2023	Change	2024	2023	Change
Resort Operations Revenue
RV site rentals	$1,893,000	$1,910,000	$(17,000)	$4,485,000	$4,478,000	$7,000
RV storage & spotting	479,000	508,000	(29,000)	1,426,000	1,449,000	(23,000)
Other	43,000	53,000	(10,000)	118,000	131,000	(13,000)
	$2,415,000	$2,471,000	$(56,000)	$6,029,000	$6,058,000	$(29,000)

Income from Retail Store Operations were also relatively flat year over year, decreasing $13,000 for the three months ended June 30, 2024 and increasing $42,000 for the nine months ended June 30, 2024, compared to same periods in 2023. Store operations revenue depends upon occupancy, so fluctuations generally mirror fluctuations in RV site rental revenues.

Total RV Repair revenue was zero in 2024, compared to $256,000 in the 9 months ended June 30, 2023, because the company discontinued delivering RV repair services during April 2023.  As of that date, the company transitioned its RV service business to Trailer Hitch RV, who have leased the Company’s service facilities and now provide RV services to shareholders, guests, and the general public from those sites.  The arrangement with Trailer Hitch improves the company’s operating income and is also expected to improve the service experience for our guests and shareholders, since Trailer Hitch has a history of more timely repairs and has mobile service and other capabilities that the Company had previously been unable to profitably operate on its own.

Property Lease Revenue, which is primarily associated with rental of the RV repair facilities, totaled $60,000 and $179,000 for the three and nine month periods ended June 30, 2024, respectively, compared to $64,000 and $112,000 for the three and nine month periods ended June 30, 2024, respectively. This amount increased for the nine months ended June 30, 2024 because the lease of the RV repair facilities commenced in April 2023.

Gross margin on the general store has improved to 44% and 47% for the three and nine month periods ended June 30, 2024, compared to 41% and 44% for the respective prior periods, up approximately 3 points in each of those periods, primarily due to the mix of products sold. The company strives to maintain consistent pricing, which leads to moderate margins across staples such as groceries, ice, wood, and RV parts. Increased sales of logo-based merchandise drove higher gross margin in the store year over year as guests have been tending to purchase more of the premium apparel items.

The Company's business is highly seasonal with late fall and winter months deriving less revenue and profit than the rest of the year. Occupancy during the fourth quarter is expected to remain strong as it includes the prime travel periods. Property lease revenue is expected to remain steady throughout the year due to the fixed nature of the operating leases.

16 | Page

Total expenses for the three and nine month periods ended June 30, 2024 decreased $200,000 and $258,000, respectively compared to the same periods of the prior year. The decrease in operating expenses is primarily associated with one-time costs incurred during the prior year that did not recur in fiscal year 2024, for things such as tree removal following the particularly wet winter, as well as one-time consultant expenses and training programs. Cost of goods sold decreased year over year primarily due to the transition of the RV service business to Trailer Hitch RV in April 2023. The decrease in depreciation and amortization expense is because some of our assets have reached the end of their financial amortization periods, so depreciation and amortization ended.

	Three Months		Year over	Nine Months		Year over
	Ended June 30,		Year	Ended June 30,		Year
	2024	2023	Change	2024	2023	Change
Expenses
Operating expenses	$1,636,000	$1,782,000	$(146,000)	$5,376,000	$5,446,000	$(70,000)
Cost of goods sold	108,000	136,000	(28,000)	276,000	411,000	(135,000)
Depreciation and amortization	104,000	130,000	(26,000)	311,000	364,000	(53,000)
	$1,848,000	$2,048,000	$(200,000)	$5,963,000	$6,221,000	$(258,000)

Other income (expense), net increased $40,000 and $169,000 for the three and nine month periods ended June 30, 2024, respectively, compared to the same periods of the prior year, primarily because the company is generating more interest due to increases in interest rates.

Although the supply-demand balance generally remains favorable, future-operating results could be impacted by changes in inflation and the economy that lead to increases or decreases in demand. Depending on the nature of business and economic cycles and trends, rates may be adjusted accordingly, if deemed necessary. Changes in demand could limit the Company's ability to pass through inflationary increases in operating costs as higher rates.

Additionally, increases in transportation and fuel costs or sustained recessionary periods could unfavorably impact future results. However, the Company believes that its financial strength and market presence will enable it to remain extremely competitive. The company intends to continue to market site usage at its highest value and believes that currently this will not negatively impact the Company's ability to capture an optimum market share.

Liquidity

The Company's policy is to use its ability to generate operating cash flow to meet its expected future needs for internal growth.

The Company’s cash and cash equivalents totaled $12.1 million as of June 30, 2024, compared to $10.3 million as of September 30, 2023.  The $1.8 million increase is primarily due to the company’s continued strong profitability and slowed capital investments since February 2024.  Cash and cash equivalents include $9.9 million of cash reserved for future capital improvements as of June 30, 2024.

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

17 | Page

Account Payables and Accrued Liabilities totaled $288,000 as of June 30, 2024, compared to $558,000 as of the 2023 fiscal year end. The decrease is primarily because the accrued liabilities balance as of September 30, 2023, included an annual bonus based on fiscal year 2023 profitability that was paid to employees during November 2023. All undisputed payables have been paid in full according to the Company's policy.

Total Current Assets increased to $12.8 million at June 30, 2024, compared with $11.2 million at September 30, 2023, primarily due to the increased cash associated described above.

Capital Resources and Planned Expenditures

The Company spent $258,000 of cash on capital expenditures during the nine month period ended June 30, 2024. Approximately $145,000 of this amount was associated with resort improvements and preventative maintenance projects, including renovation of the square, new furnishings for the restaurant, replacement of restroom water heaters, and construction of a new shed alongside the store for wood and other inventory and upgrades to our transportation vehicles. Approximately $60,000 was spent on design services and environmental studies related to developing the 4.42-acre property that was purchased in April 2023.

The company expects to spend between $1.0 million to $2.0 million on capital projects during the remainder of fiscal year 2024 and 2025. These capital expenditures are primarily related to developing the 4.42-acre property that was purchased in 2023, so that it can be operational for additional RV Storage as soon as practical during 2025. Other capital projects for 2024 focus on safety and optimizing the use of our properties.

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

18 | Page

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO, General Manager and CFO, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, and as discussed below, our CEO and CFO have concluded that as of September 30, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were not effective at a reasonable assurance level due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in the Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness

In connection with our management’s assessment of controls over financial reporting during the year ended September 30, 2023, we identified a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness that we identified is that we did not have sufficient qualified internal resources. To address this material weakness, we have evaluated our ongoing staffing requirements, appointed a new CFO and implemented additional review controls to ensure timely and accurate reconciliations, as well as proper financial reporting.  We will not be able to sufficiently remediate this control deficiency until the additional controls have been operating effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

19 | Page

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

Not Applicable

20 | Page

ITEM 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (George Pappi, Jr., President and Chairman of the Board, and Chief Executive Officer/principal executive officer)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Suzanne M Colvin, Chief Financial Officer, principal financial officer, and principal accounting officer)

32.1	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (George Pappi, Jr., President and Chairman of the Board, and Chief Executive Officer/principal executive officer and Suzanne M Colvin, Chief Financial Officer, principal financial officer, and principal accounting officer

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

21 | Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.

(Registrant)

Date:       August 14, 2024

Signature:     /s/ GEORGE PAPPI, JR.

George Pappi, Jr., President, and Chairman of the Board
(Chief Executive Officer/Principal executive officer)

 Date: August 14, 2024

Signature:     /s/ SUZANNE M COLVIN

Suzanne M Colvin, V.P. - Finance/Chief Financial Officer

(Principal financial officer and principal accounting officer)

22 | Page