Form 10-K
period 2024-09-30
PISMO COAST VILLAGE INC
filed 2025-01-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended September 30, 2024

 OR

[ ] )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [X]                            NO [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [X]                            NO [   ]

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large, accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

[   ] Large accelerated filer

[   ] Accelerated filer

[X] Non-accelerated filer

[X] Smaller reporting company

[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.              [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).                [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [   ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $103,000,000

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
1,774

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2024 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 18, 2025, are incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Many of the forward-looking statements are located in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements relate to future events, anticipated expenses, capital spending, financing sources or our future financial performance based on certain assumptions. In some cases, you can identify forward-looking statements by words such as "may," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms, or comparable terminology. These risks and uncertainties include, but are not limited to, those relating to competitive industry conditions, California tourism and weather conditions, dependence on existing management, leverage and debt service, the regulation of the recreational vehicle industry, domestic or global economic conditions, and changes in federal or state tax laws or the administration of such laws. Actual events or results may differ materially from those expressed or implied in these forward-looking statements.

Forward-looking statements are not guarantees of future results, events, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined in Item 1A, Risk Factors, in this Annual Report on Form 10-K, and elsewhere in this report, including our disclosures of Critical Accounting Estimates in Item 7, as well as in our Financial Statements and related footnotes. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in expectations. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

In this Annual Report on Form 10-K, each of the terms "Pismo Coast Village," "Company," "us," "we," and "our" refers to Pismo Coast Village, Inc.

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

BUSINESS OF ISSUER

The company exclusively operates within the realm of owning and managing Pismo Coast Village RV Resort. Its revenue streams originate primarily from camping site rentals, recreational vehicle storage, tow services and retail sales through a general store. Pismo Coast Village RV Resort stands as a comprehensive, full-service facility featuring 400 spaces for recreational vehicles, as well as a video arcade, laundromat, restaurant and general store.

PUBLIC AND SHAREHOLDER USERS

The policy of the Company is to offer each shareholder the opportunity for 45 nights of free use of sites at the Resort; 25 nights may be used during prime time and 20 nights during non-prime time. The free use of sites by shareholders is managed by designating the nights of the year as prime time and non-prime time. A prime-time night is one that is most in demand, for example, Memorial Day Weekend and the period from June 1 until Labor Day. Non-prime time is that time with the least demand. Each shareholder is furnished annually a calendar that designates the prime and non-prime time nights; it also provides a schedule of when reservations can be made and the procedure for making reservations.  Over the past 30 years, the shareholder's free use of nights has averaged approximately 23%. Shareholder use during the fiscal year ended September 30, 2024 was consistent with this average.

SEASONAL ASPECTS OF BUSINESS

The business of the Company is seasonal and is concentrated during prime days of the year which are defined as follows: President's Day Weekend, Easter week, Memorial Day Weekend, summer vacation months, Labor Day, Thanksgiving Weekend and Christmas vacation.

WORKING CAPITAL REQUIREMENTS

By accumulating reserves during the prime seasons, the Company is generally able to meet its working capital needs during the off-season. Industry practice is to accumulate funds during the prime season, and use such funds, as necessary, in the off-season. The Company has arranged, but not used, a $500,000 line of credit to ensure funds are available, if necessary, in the off-season.

COMPETITION

The Company faces competition from nine other RV parks within a five-mile radius, but its distinct advantage lies in being the sole property adjacent to the beach. Recognized as a recreational vehicle resort, it stands out for its upgraded facilities and amenities, including a restaurant, general store, satellite TV, high-speed wireless internet, a heated pool, miniature golf course, and a comprehensive recreational program. Industry travel guides consistently rate Pismo Coast Village RV Resort highly for its appearance, facilities, and recreational offerings, earning it the prestigious designation of "Best of Pismo Beach - RV Resort" in September 2023.

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

The marketing strategy extends to groups and clubs, offering incentives such as group discounts, meeting facilities, and catering services. The Company has allocated approximately $66,000 to its marketing plan for the fiscal year 2024-2025, demonstrating our commitment to sustaining high occupancy rates. Emphasizing customer service and high-quality recreational facilities, the Resort has cultivated a robust source of repeat business, underlining its success in building lasting relationships with patrons.

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

EMPLOYEES

As of September 30, 2024, the Company employed 63 people, with 14 of these on a part-time basis and 49 on a full-time basis. Due to the seasonal nature of the business, additional staff are needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from 56 to 63 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION

The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing operational expenses and conducting a local comparative rate study, during September 2024 the Board of Directors (Board) voted to increase our storage base rate $5 per month and trailer towing fees $5 per tow transfer effective January 1, 2025, and also to increase all nightly site rates $5 per night effective October 1, 2024. It is anticipated that these rate increases should not negatively impact the Company's ability to capture an optimum market share since they are still highly competitive with the rates from other nearby RV resorts.

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

  increased gas prices;
  increased competition from new resorts in our market;
  increases in operating costs due to inflation, labor costs, workers' compensation and healthcare related costs, utility costs, insurance, and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased rates;
  changes in interest rates, cost, and terms of debt financing;
  changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies, and ordinances;
  adverse effects of market conditions, which may diminish the desire for leisure travel; and
  adverse effects of a downturn in the leisure industry.

The leisure and travel business is seasonal and seasonal variations in revenue at our Resort can be expected to cause quarterly fluctuations in our revenue.  Our revenue is generally highest in the third and fourth quarters. Quarterly revenue also may be harmed by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, contagious diseases, economic factors, and other considerations affecting travel. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue, we rely upon our cash reserves and may have to rely on our short-term line of credit for operations.  Recent events beyond our control, such as the economic slowdown and extreme weather conditions in 2023, harmed the operating performance of the Central Coast leisure industry generally.  If these or similar events occur again, our operating and financial results may be harmed by declines in average daily rates or occupancy.

Our Resort has a need for ongoing renovations and potentially significant capital expenditures in connection with improvements, and the costs of such renovations or improvements may exceed our expectations.

Occupancy and the rates we are able to charge are often affected by the maintenance and capital improvements at a resort, especially in the event that the maintenance of improvements is not completed on schedule, or if the improvements result in the closure of the general store or a significant number of sites. The costs of necessary capital expenditures could harm our financial condition and reduce amounts available for operations. Capital improvements may also give rise to additional risks including:

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

Our continued success depends, to a significant extent, on the efforts and abilities of our General Manager, Charles Amian. Mr. Amian is important to our business and strategy and to the extent that were he to depart and not replaced with an experienced substitute, Mr. Amian's departure could harm our operations, financial condition, and operating results.

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

ITEM 1B. REMOVED AND RESERVED.

ITEM 1C. CYBERSECURITY.

Disclosure of cybersecurity risk management, & strategy

Management is responsible for the oversight and administration of cyber security protocols. Our strategy is to mitigate risks preventatively through cybersecurity strategies and preventative measures carried out by third-party providers. The Company regularly assesses, identifies, and manages these material risks in partnership with its third-party providers.

Our management team relies on our third-party providers to administer cybersecurity assessments and to identify, manage, mitigate, and respond to cybersecurity threats. Management of the cybersecurity environment also includes patch management, and a managed network, security, and 24/7 support. Management updates the Board as necessary, regarding any significant cybersecurity occurrences. Pismo Coast Village is not aware of any material cybersecurity incidents in the 2024 fiscal year.

ITEM 2. PROPERTIES.

Owned Properties

The Company's principal asset consists of the Resort, which is located at 165 South Dolliver Street in Pismo Beach, California. The Resort is built on a 26-acre site and includes 400 campsites with full hookups and nearby restrooms with showers and common facilities, such as a video arcade, recreation hall, restaurant, general store, swimming pool, laundromat, and three playgrounds.

The Company also has numerous parcels of real property, listed below:

Property address	Property Size	Property Use
RV Storage Yards
2180 Arriba Place in Arroyo Grande, California	19.3 acres	RV storage yard - 900 units Cell tower
1295 Sand Dollar Avenue, Oceano, California	5.5 acres	RV storage yard - 400 units
974 Sheridan Road, Arroyo Grande, California	6.4 acres	RV storage yard - 200 units
2030 Front Street in Oceano, California	2.2 acres	RV storage yard - 200 units
2250 22nd Street, Oceano, California	2.1 acres	RV storage yard - 100 units Cell tower
424 South Dolliver Street, Pismo Beach, California	3.3 acres	RV storage yard - 100 units Cell tower
255 N. Oak Glen Avenue in Nipomo, California	4.42 acres	Pending development
Fountain Avenue in Oceano, California(1)	4.7 acres	Pending development
Properties Leased to 3rd Parties
180 South Dolliver Street, Pismo Beach, California	0.6 acres	Storefront with parking RV maintenance bay
2096 Nipomo Street in Oceano, California	0.4 acres	RV Repair & Service Facility

(1)  The construction permit to develop this property, which was granted by the County of San Luis Obispo, was contingent upon permit approval by the California Coastal Commission. In January 2006, the Commission denied the permit based on wetland conditions. The property is currently being considered for another use or possibly liquidation.

There is no deferred maintenance on any of the Resort's facilities. The Company's facilities are in good condition and adequate to meet the needs of the shareholder users as well as the public users. The Company continues to develop sufficient revenue from general public sites sales to support a continued positive maintenance program and to meet the demands of shareholders use of free sites.

Management considers the Company's insurance policies adequate coverage for risk and liability exposure.

Leased Properties

Property address	Property Size	Property Use
RV Storage Yards
1909 Delta Lane, Oceano, California	6.3 acres	RV storage yard - 200 units

ITEM 3. LEGAL PROCEEDINGS.

No pending legal proceedings against the Company other than routine litigation incidental to the business.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a. MARKET INFORMATION

There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company's shares as Pismo Coast Investments. The following table sets forth for the indicated periods the high and low sales prices per share for our common stock:

Year ended September 30, 2023, quarters ended:	Low	High
December 31, 2022	$50,000	$50,000
March 31, 2023	$50,000	$52,500
June 30, 2023	$52,500	$55,000
September 30, 2023	$57,000	$58,000

Year ended September 30, 2024, quarters ended:	Low	High
December 31, 2023	$58,000	$58,000
March 31, 2024	$58,000	$58,800
June 30, 2024	$58,000	$59,000
September 30, 2024	$55,000	$59,000

The last transaction during the fiscal year ended September 30, 2024 occurred September 12, 2024, at a price of $59,000 for one share conveyed.

b. HOLDERS

The approximate number of holders of the Company's common stock on December 2, 2024, was 1,496.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies. See Management's Discussion and Analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis discusses the Company's financial condition as of September 30, 2024, compared with September 30, 2023. The discussion should be read in conjunction with the audited financial statements and the related notes to the financial statements included elsewhere in this Form 10-K.  This section is organized as follows:

  Overview: A discussion of the Company's business operations.
  Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and potential sources of liquidity.
  Results of Operations: An analysis and discussion of our financial results comparing our results of operations for the current fiscal year to the prior fiscal year, and of the prior fiscal year compared to the previous fiscal year.
  Critical Accounting Estimates: A discussion of the accounting estimates that we believe are most important to understand the assumptions and judgments incorporated in our reported financial results and forecasts, as well as recent accounting pronouncements that have had or are expected to have a material impact on our results of operations.
  Contractual Obligations: Disclosures related to our contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements as of September 30, 2024.

OVERVIEW

Pismo Coast Village, Inc. operates as a 400-space recreational vehicle resort located along the coast of Central California. The resort offers a full range of services, such as a general store, video arcade, laundromat, and an RV storage operation.

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

Management is charged with the task of developing sufficient funds to operate the Resort through site sales to general public guests by allocating a minimum of 175 sites for general public use and allocating a maximum of 225 sites for shareholder free use. The other service centers are expected to generate sufficient revenue to support themselves and/or produce a profit.

The Company continues to promote and depend upon recreational vehicle camping as the primary source of revenue. The rental of campsites to the general public provides income to cover expenses, complete capital improvements, and allow shareholders up to 45 free nights camping annually. Additional revenues come from RV storage and spotting, an on-site convenience store, property leases and other ancillary activities such as a restaurant, laundromat, arcade, and recreational activities.

The Central Coast remains a highly sought-after destination for RV enthusiasts actively seeking quality accommodations. RVing continues to provide an affordable and immersive outdoor experience, and the Company is proud to deliver top-tier facilities and services in this popular location.

According to the 2024 KOA Camping & Outdoor Hospitality Report, the outlook for the industry remains strong, with eight out of ten campers indicating plans to either maintain or increase their camping trips in 2024.

Private campgrounds are ranked as the top choice for outdoor hospitality providers. Key elements of the outdoor hospitality experience include spending the majority of time outdoors (50%), access to classic camping amenities such as fire pits and outdoor seating (48%), and accommodations that reflect traditional camping environments, whether in RVs or tents (43%).

Despite the robust demand for advance bookings, economic challenges are influencing travelers' decisions. A recent quarterly survey highlights that many campers report a decline in their personal financial situation since early 2024, with inflation and economic concerns reducing overall disposable income. These factors are shaping travelers' spending patterns and choices for accommodations.

RV storage remains in demand and a primary revenue source for the Company. As of November 2024, the waitlist for new storage clients exceeds 560. To meet this demand, the Company is progressing with plans to develop an estimated 150-unit storage facility on a new 4.42 acre property in Nipomo. RV storage offers customers several advantages, including eliminating the stress of towing, reducing the need to own a tow vehicle, enabling shared use among family members, and providing added convenience.

Continued investment in resort enhancements remains a top priority to ensure a premier experience for both guests and shareholders. The resort is recognized as a leader in the industry, with accolades from reputable organizations such as Good Sam for its exceptional facilities and high standards. The Company's dedication to quality, value, and customer satisfaction is reflected in its success, driven by repeat business, positive word of mouth, and guest referrals.

The Company's marketing strategy focuses on digital platforms, social media content, advertising in national directories, and placements in leading trade magazines. These initiatives are designed to strengthen the Company's visibility and ensure sustained growth in the highly competitive outdoor hospitality market.

LIQUIDITY AND CAPITAL RESOURCES

The Company's policy is to use its ability to generate operating cash flow to meet its expected future needs for internal growth. The Company has continued to maintain sufficient cash so as to not require the use of a short-term line of credit during the off-season period, and the Company expects to be able to do so (although no assurance of continued cash flow can be given).

Net cash provided by operating activities exceeded $2.2 million in the fiscal year ended September 30, 2024, compared to $1.2 million for the fiscal year ended September 30, 2023. The $1.0 million increase in net cash provided by operating activities can largely be attributed to increased customer deposits and the timing of vendor payments.

Working capital increased to $9.4 million at the end of fiscal year 2024, compared to $8.5 million at the end of fiscal year 2023. This increase is primarily a result of additional cash from ongoing operations that has been reserved for capital improvements and deferred maintenance.

The Company plans approximately $1.4 million of capital expenditures in fiscal year 2025 to further enhance the Resort facilities and services. The most significant capital project is development of the 4.42 acre property in Nipomo for RV Storage. In addition, the Company plans to re-gravel some campsites, slurry and stripe the resort roads, and renovate the mini golf course as part of its ongoing facility maintenance programs. Funding for these projects is expected to come from normal operating cash flows and cash reserves. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

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

The Board of Directors continues its previously established policy of adopting a stringent conservative budget for fiscal year 2025, which projects a positive cash flow of approximately $1.0 million from operations. This projection is based on paid site occupancy reflecting similar occupancy as experienced in fiscal year 2024. The 2024 budget plan includes a $5 per night increase for all site rentals effective October 1, 2024, $5 per month increase in our base storage rate and $5 per tow increase in towing fees effective January 1, 2025. While the Company projects a positive cash flow, this cannot be assured for fiscal year 2025.

RESULTS OF OPERATIONS

The Company's revenue streams originate primarily from three sources: (a) RV camping site rentals, (b) RV storage & towing fees, and (c) retail sales through a general store. In addition, the Company generates revenue from leases of real property, such as our RV retail storefront, RV repair facility and cell towers on our real property and from other ancillary services, such as our restaurant, arcade and laundromat.

The business of the Company is seasonal and is concentrated on prime days of the year which are defined as follows: President's Day weekend, Easter week, Memorial Day weekend, summer vacation months, Labor Day weekend, Thanksgiving week, and Christmas/New Year's week. Occupancy is impacted by weather patterns, as demand decreases during the rainy season and also in years with more rain.

2024 Compared to 2023

	Year Ended September 30,
	2024		2023
RV camping site rentals	$6,671,000	69%	$6,500,000	67%
RV storage & towing fees	1,896,000	19%	1,951,000	20%
Retail store sales	734,000	8%	700,000	7%
RV parts sales	-	0%	255,000	3%
Property lease income	236,000	2%	147,000	1%
Other ancillary services	190,000	2%	198,000	2%
	$9,727,000	100%	$9,751,000	100%

RV camping site rental revenues increased $171,000 during the year ended September 30, 2024 compared to 2023, a 3% increase, primarily due to a $5 per night rate increase that was effective October 1, 2023. This increase was partially offset by the impact of 4% lower occupancy during 2024 than 2023.  Occupancy was lower in 2024 than 2023 due to weather and the timing of prime holidays, such as Easter week. The mix of public guest versus shareholder occupancy was consistent each year.

	Year Ended September 30,
	2024		2023
Paid RV camping site nights	76,100	70%	79,627	70%
Unpaid shareholder nights	32,807	30%	33,423	30%
Total Occupancy	108,907	100%	113,050	100%

Occupancy %	75%		77%

RV storage & towing fees decreased $55,000 or 3% during the year ended September 30, 2024 compared to 2023 as the demand for towing fluctuates depending upon occupancy.

Retail store revenues increased $34,000 or 5% year over year. The company strives to maintain consistent pricing, which leads to moderate margins across staples such as groceries, ice, wood, and RV parts. Demand for logo-based merchandise drove up revenue as guests purchased newly offered premium apparel items.

RV parts revenue was zero in 2024, compared to $255,000 in 2023, because the company discontinued delivering RV repair services during April 2023. As of that date, the company transitioned its RV service business to Trailer Hitch RV, who have leased the Company's service facilities.

Property lease income, which is primarily associated with rental of the RV repair facilities, increased $89,000 year over year due to the lease of the RV service facilities to Trailer Hitch during April 2023.

Cost of goods sold decreased $32,000 year over year primarily because the decrease in costs associated with discontinuing the RV parts business were partially offset by the costs of increased retail store sales and inventory reserves taken during 2024 as management implemented a new automated point of sale and inventory system.

Operating expenses for year ended September 30, 2024 decreased $37,000 compared to the prior year.  The decrease is primarily due a $257,000 reduction in operating expenses related to the discontinued RV repair service business, which were offset by a $63,000 increase in utilities costs and a $150,000 increase in general and administrative costs associated primarily with increased corporate insurance and advisory service costs, as well as an increase in employee wage and related costs company-wide.

Depreciation and amortization expense was flat year over year as increased depreciation expense from new property and equipment was offset by decreases in depreciation expense on assets that reached the end of their lives or were disposed.

Other income and expense, net increased $232,000 year over year, primarily because of additional interest on increased cash reserves, as well as increased interest rates in 2024 compared to 2023.

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

CRITICAL ACCOUNTING ESTIMATES

The Company's financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, management could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, the Company's financial condition or results of operations will be affected. Management bases estimates upon past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.

Please see Note 2 of Part II, Item 8 of this Annual Report on Form 10-K for the summary of significant accounting policies.

Inventory Allowance

We value our inventory based on our cost. We adjust the value of our inventory to the extent our management determines that our cost cannot be recovered due to obsolescence or other factors. Management considers estimates of future demand and sales prices for each product to determine appropriate inventory reserves and to make corresponding reductions in inventory values to reflect expected net realizable value. In the event of a sudden significant decrease in demand for our products, we could be required to increase our inventory reserve, which would increase our cost of product sales and decrease our gross profit.

Income Taxes

Judgment is required in addressing the future tax consequences of events that have been recognized in our financial statements or tax returns (e.g., realization of deferred tax assets, changes in tax laws, or interpretations thereof). In addition, we are subject to examination of our income tax returns by the IRS and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact our financial statements. We evaluate tax positions taken or expected to be taken on a tax return to determine whether they are more likely than not of being sustained, assuming that the tax reporting positions will be examined by taxing authorities with full knowledge of all relevant information, prior to recording the related tax benefit in our financial statements. If a position does not meet the more likely than not standard, the benefit cannot be recognized. Assumptions, judgment, and the use of estimates are required in determining if the "more likely than not" standard has been met when developing the provision for income taxes. A change in the assessment of the "more likely than not" standard with respect to a position could materially impact our financial statements.

Property and equipment

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Management uses judgment to determine whether indications of impairment exist and considers the fact that the company has a long history of profit from the resort operation, which comprises the majority of our land assets, as well as steady profit from our RV storage business and property leases, which use the remainder of our land and building assets.  Management also considers factors such as the camping industry, location of the property, market conditions, and property-specific information available at the time of the assessment.  The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when the estimated undiscounted future cash flows generated from the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its estimated fair value.  Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in impairment charges.  There were no indicators of impairment on property and equipment, and accordingly no impairment losses recorded, for the years ended September 30, 2024 and 2023.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2024:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	Over 5 years
Operating lease obligations (1)	$84,000	$48,000	$36,000	$-	$-
Finance lease obligations(1)	885,000	181,000	311,000	285,000	108,000
Notes Payable(2)	210,000	210,000	-	-	-
Total contractual obligations	$1,179,000	$439,000	$347,000	$285,000	$108,000

(1) For further information refer to Note 5 in Part II of this Annual Report on Form 10-K.
(2) For further information refer to Note 4 in Part II of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no material off balance sheet arrangements.

ITEM 7A -QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Pismo Coast Village, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pismo Coast Village, Inc. as of September 30, 2024, and the related statements of comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Pismo Coast Village, Inc. as of September 30, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Pismo Coast Village, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Pismo Coast Village, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Revenue Recognition – Refer to note 2 to the financial statements

Critical Audit Matter Description
The Company derives revenue from three revenue streams which include (i) resort operations which include RV camping site rentals, storage and towing, and other ancillary services, (ii) retail operations, and (iii), property leasing.

The Company recognizes revenue for the first revenue stream at a point in time as site rentals occur and services are provided. The Company recognizes revenue for the second revenue stream at a point in time when control of goods is transferred to the customer. The Company recognizes revenue for the third revenue stream over time based on the signed contract terms.

In determining revenue recognition for these customer agreements, the Company performs the following five steps: (i) identify the contract with customer (ii) identify the performance obligation in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the Company satisfies a performance obligation.

We identified revenue recognition as a critical audit matter due to the significant impact revenue has on the operations of the Company. The nature of how revenue is recorded is not overly complex, however since the resort collects deposits up to six months in advance, there are monthly entries management must record to appropriately record deferred revenue (customer deposits) and then the subsequent recognition of revenue over the appropriate period of time. This required a high degree of auditor judgment and effort in performing procedures to evaluate the accuracy of both revenue and customer deposits.

How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the Company’s revenue recognition for these revenue streams included the following:

  Resort Operations
    We performed a walkthrough to test the design effectiveness and implementation of internal controls with respect to the revenue and cash receipts cycle.
    We selected a sample of resort reservations, monthly and annual storage agreements, towing invoices, and other ancillary service agreements and performed the following procedures:
      Obtained and inspected a sample of reservation agreements or invoices for each selection;
      Obtained an understanding of the performance obligation associated with the reservations or invoices;
      Tested the revenue amounts for each reservation or invoice, which was represented by daily, or service rate by tracing reservation details including revenues from the sales journals to reservation information within the reservation booking systems;
      Determined that the allocation of the service was allocated to a single performance obligation;
      Tested the appropriateness of the revenue recognized within the terms of the reservation by tracing daily revenues for the applicable rates by service dated to revenues recorded in the ledger for the period; and
      Tested cash receipts by performing analytical procedures related to proof of cash over revenues.
    We tested the mathematical accuracy of management’s schedule of customer deposits (deferred revenue) and resort revenue to determine that the timing of revenue recognized in the financial statements was appropriate.
  Retail Operations
    We performed a walkthrough to test the design effectiveness and implementation of internal controls with respect to the Company’s revenue and cash receipts cycle.
    We selected a sample of retail sales transactions and performed the following procedures:
      Obtained daily sales reports listing revenue by retail area (grocery, apparel, etc.).
      Tested the daily retail area level amounts by reconciling the amounts recorded from the total daily sales reports to the general ledger for each period related to the sample selected.
      Determined that the allocation of the transaction was to a single performance obligation.
      Tested cash receipts by performing analytical procedures related to proof of cash over revenues.
    We tested the mathematical accuracy of management’s schedule of retail revenue.
  Property Leasing
    We performed a walkthrough to test the design effectiveness and implementation of internal controls with respect to the Company’s revenue and cash receipts cycle.
    We selected a sample of customer lease agreements and performed the following procedures:
      Obtained and inspected a copy of the contract for each selection as well as any amendments;
      We obtained an understanding of the performance obligations associated with the Company’s revenue contract;
      Tested the transaction amounts recorded by agreeing the details within the lease contract to an exhibit of recorded lease revenue, recalculating the monthly lease revenue and reconciling the revenue to the general ledger;
      Determined that the allocation of the transaction price was to a single performance obligation; and
      Tested the appropriateness of recognized revenue within the terms of the contract by determining whether revenue was recognized ratably over the term of the lease.
      Tested cash receipts by performing analytical procedures related to proof of cash over revenues.
    We tested the mathematical accuracy of management’s schedule of property lease revenue and the associated timing of revenue recognized in the financial statements.

/s/ WithumSmith+Brown, PC

We have served as Pismo Coast Village's auditor since 2024.

Auditor Firm ID:  #100
Irvine, California
January 14, 2025

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

We served as the Company’s auditor from 2005 to 2023.

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

Auditor Firm ID:  #237
Bakersfield, California
December 13, 2023

Pismo Coast Village, Inc.

Balance Sheets
as of September 30, 2024 and 2023

	September 30,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$333,000	$885,000
Cash reserved for capital improvements and deferred maintenance	10,453,000	8,408,000
Investments	1,098,000	1,042,000
Accounts receivable, net of allowance for credit losses of $20,000 and zero, respectively	45,000	56,000
Inventories	81,000	121,000
Prepaid income taxes	396,000	395,000
Prepaid expenses	389,000	334,000
Total current assets	12,795,000	11,241,000

Property and equipment, net	16,738,000	16,012,000

Total assets	$29,533,000	$27,253,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$390,000	$247,000
Accrued wages and related	304,000	310,000
Customer deposits	2,310,000	2,084,000
Notes payable	210,000	-
Current portion of operating lease obligations	41,000	-
Current portion of finance lease obligations	113,000	64,000
Total current liabilities	3,368,000	2,705,000

Long-term liabilities
Deferred income taxes	468,000	439,000
Building security deposits	25,000	25,000
Operating lease obligations, net of current portion	34,000	-
Finance lease obligations, net of current portion	543,000	60,000
Total liabilities	4,438,000	3,229,000

Stockholders' equity
Common stock - no par value, 1,800 shares authorized, 1,774 shares issued and outstanding	5,566,000	5,566,000
Retained earnings	19,523,000	18,423,000
Accumulated other comprehensive income	6,000	35,000
Total stockholders' equity	25,095,000	24,024,000

Total liabilities and stockholders' equity	$29,533,000	$27,253,000

The accompanying notes are an integral part of these financial statements.

Pismo Coast Village, Inc.

Statements of Comprehensive Income
for the years ended September 30, 2024 and 2023

	Year Ended September 30,
	2024	2023
Revenue
Resort operations	$8,757,000	$8,649,000
Retail operations	734,000	955,000
Property lease income	236,000	147,000
Total revenue	9,727,000	9,751,000

Cost and expenses
Operating expenses	7,516,000	7,553,000
Cost of goods sold	513,000	545,000
Depreciation and amortization	458,000	460,000
Total cost and expenses	8,487,000	8,558,000

Income from operations	1,240,000	1,193,000

Other income and expense, net	370,000	138,000

Income before provision for income tax	1,610,000	1,331,000

Income tax provision	495,000	343,000

Net income	$1,115,000	$988,000

Weighted average shares (basic & diluted)	1,774	1,774

Net income per share (basic & diluted)	$629	$557

Other Comprehensive Income
Unearned gain (loss) on investments	(29,000)	35,000
Comprehensive income	$1,086,000	$1,023,000

Total comprehensive income per share	$612	$577

The accompanying notes are an integral part of these financial statements.

Pismo Coast Village, Inc.

Statements of Changes in Stockholders' Equity
for the years ended September 30, 2024 and 2023

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total

Balance - September 30, 2022	1,774	$5,566,000	$17,435,000		$23,001,000

Net Income			988,000		988,000

Other Comprehensive Income				35,000	35,000

Balance - September 30, 2023	1,774	5,566,000	18,423,000	35,000	24,024,000

Cumulative change due to adoption of ASU 2016-13 (Note 2)			(15,000)		(15,000)

Net Income			1,115,000		1,115,000

Other Comprehensive Income				(29,000)	(29,000)

Balance - September 30, 2024	1,774	$5,566,000	$19,523,000	$6,000	$25,095,000

The accompanying notes are an integral part of these financial statements.

Pismo Coast Village, Inc.

Statements of Cash Flows
for the years ended September 30, 2024 and 2023

	Year ended September 30
	2024	2023
Cash flows from operating activities
Net income	$1,115,000	$988,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	458,000	460,000
Deferred income tax expense	29,000	15,000
Other non-cash expenses	91,000	-
Changes in operating assets and liabilities:
Accounts receivable	(9,000)	(7,000)
Inventories	40,000	96,000
Prepaid income taxes	(7,000)	(72,000)
Prepaid expenses	163,000	8,000
Accounts payable and accrued liabilities	143,000	(19,000)
Accrued wages and related	(6,000)	(122,000)
Customer deposits	226,000	(185,000)
Operating lease obligation	(10,000)	-
Building security deposits	-	25,000
Net cash provided by operating activities	2,233,000	1,187,000

Cash flows from investing activities
Capital expenditures	(524,000)	(1,412,000)
Purchase of Investments, net	(85,000)	(1,007,000)
Net cash used in investing activities	(609,000)	(2,419,000)

Cash flows from financing activities:
Principal payments on finance lease obligations	(131,000)	(61,000)
Net cash used in financing activities	(131,000)	(61,000)

Net increase (decrease) in cash and cash equivalents	1,493,000	(1,293,000)

Cash and cash equivalents - beginning of period	9,293,000	10,586,000

Cash and cash equivalents - end of period	$10,786,000	$9,293,000

Reconciliation of Cash and Cash Equivalents Per Balance Sheets:
Cash and equivalents	333,000	885,000
Cash reserved for capital improvements	10,453,000	8,408,000
Cash and cash equivalents per statement of cash flows	$10,786,000	$9,293,000

Schedule of payments of interest and taxes:
Cash paid for income tax	$473,000	$400,000
Cash paid for interest	$27,000	$15,000

Supplemental schedule of non-cash activities
Financed annual insurance	$210,000	$-
Assets acquired under finance leases	$663,000	$-

The accompanying notes are an integral part of these financial statements.

Pismo Coast Village, Inc.
Notes to Financial Statements
September 30, 2024 and 2023

Note 1:  Nature of Business and Basis of Presentation

Pismo Coast Village, Inc. (the "Company") owns and manages a recreational vehicle ("RV") camping resort. Its revenue streams originate primarily from camping site rentals, recreational vehicle storage, tow services, and retail sales through a general store. Its business is seasonal in nature with the fourth quarter, the summer, being its busiest quarter.

Basis of Presentation

The accompanying Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The Company qualifies as a "smaller reporting company" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, and, as such, may take advantage of specified reduced reporting requirements and deferred accounting standards adoption dates, and is relieved of other significant requirements that are otherwise generally applicable to other public companies.

The Company operates in one operating segment, as an RV resort.  We determine our operating segment considering our overall management structure, how forecasts are approved, how executive compensation is determined, as well as how our board of directors, who represent our chief operating decision maker, regularly review our operating results, assess performance, allocate resources, and make decisions regarding the Company's operations.

Certain prior period amounts have been reclassified to conform to current year presentation. Namely, revenue from property leases are presented as a separate revenue line on the statement of comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures.  We base our estimates on both positive and negative evidence, historical experience and information available to us at the time these estimates are made. Examples of such estimates include estimates of the useful life of long-lived assets, assessments of long-lived asset impairments and allowances for credit losses.  Actual results could differ materially from these estimates.

Note 2:  Significant Accounting Policies

Revenue from Contracts with Customers

The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") 606, which requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.

The Company's revenue primarily consists of RV camping site rentals, RV storage fees, RV towing services, retail sales through the general store, and rent payments under property leases.

Pismo Coast Village, Inc.
Notes to Financial Statements
September 30, 2024 and 2023

Revenue is recognized as performance obligations are satisfied in each of its revenue streams, as follows:

  RV camping site rentals are recognized daily at the rate paid by the guest for each day that a guest occupies the RV camp site,

  RV storage fees are recognized ratably over the time-period that the RV is stored, based upon the monthly rate paid for the storage,

  RV towing services are considered distinct from RV storage and are recognized at the rate paid for each tow when trailers are towed,

  Retail store and RV part sales are recognized at the price paid when goods are delivered to the guest, and

  Other ancillary services, such as fees for recreation activities, are purchased independently at standalone selling prices and are considered separate performance obligations, which are recognized as revenue when the related good or service is provided to the resort guest.

The revenue recognition rules under ASC 606 specifically exclude rental revenue.  Rent payments under property leases are recognized in accordance with Leases (Topic 842) ("ASC 842".)  See further discussion of leases later in this footnote.

Disaggregated Revenue

The following table summarizes disaggregated revenue totals and percentages of total income for the years ended September 30, 2024 and 2023:

	Year Ended September 30,
	2024		2023
RV camping site rentals	$6,671,000	69%	$6,500,000	67%
RV storage & towing fees	1,896,000	19%	1,951,000	20%
Retail store sales	734,000	8%	700,000	7%
RV parts sales	-	0%	255,000	3%
Property lease income	236,000	2%	147,000	1%
Other ancillary services	190,000	2%	198,000	2%
	$9,727,000	100%	$9,751,000	100%

Customer Deposits

Guests reserving camping sites must pay in advance.  In addition, RV storage fees are billed annually or monthly in advance, and tow services are pre-paid when the towing reservation is made.

The Company records a deferred revenue contract liability equal to the amounts that guests pay in advance for site reservations, storage fees and tow services ("Customer deposits"), and then recognizes the revenue when the guest stays at the resort, in the periods when the RV is stored, or in the period when the tow services are completed, respectively. Customer deposits are generally recognized as revenue within twelve months of receipt.  The Company does not disclose the value of unsatisfied performance obligations for contracts with an expected length of one year or less.

Cash payments received in advance of guests staying at the resort are refunded to guests if the guest cancels within the specified time-period, before any services are rendered.  Due to the nature of the business, the Company's revenue is not significantly impacted by refunds.

Pismo Coast Village, Inc.
Notes to Financial Statements
September 30, 2024 and 2023

Tourism Taxes

Sales taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by the Company from a customer to be remitted to the governmental authority, are excluded from revenue.

As of both September 30, 2024 and 2023, the Company had $80,000 in Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments due to the City of Pismo Beach and the County of San Luis Obispo, which have been excluded from revenue and are included in accrued expenses on the balance sheet.

Allowance for Credit Losses

The Company accounts for credit losses under Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the Company to recognize an estimate of expected credit losses as an allowance on financial instruments.  The Company is exposed to credit losses on storage fees that are billed to customers and maintains allowances for estimated losses resulting from the inability of our customers to make required payments. If a previously billed storage fee is deemed to be uncollectible, it is charged-off against the allowance for credit losses.

The Company's expected loss allowance methodology is developed considering historical collection experience, current and future economic and market conditions, and a review of the current status of customers' receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on an aging of the accounts receivable balances and the financial condition of customers. Estimates may change based on changing circumstances, including changes in the economy or in the circumstances of individual customers. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default.

The Allowance for credit losses at September 30, 2024 totaled $20,000. The provision for expected credit losses for the year ended September 30, 2024 totaled $5,000 and was recorded as an operating expense. The Company adopted ASU 2016-13 effective October 1, 2023 and recorded an initial $15,000 allowance for credit losses as a cumulative adjustment to retained earnings on October 1, 2023. Refer to "Recently Adopted Accounting Pronouncements" later in this footnote for further information.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024 and 2023, the Company had $10,786,000 and $9,293,000 of cash and cash equivalents, respectively.

Cash Reserved for Capital Improvements and Deferred Maintenance

The Company keeps separate funds reserved for capital improvements and deferred maintenance. Historically, the Company has not carried a high amount of debt. This separate reserve is kept in order to self-finance major capital improvements and to have cash available if needed.

Pismo Coast Village, Inc.
Notes to Financial Statements
September 30, 2024 and 2023

Concentration of Credit Risk

The Company maintains its cash at several commercial banks in the United States and has significantly more cash and cash equivalents than would be covered by FDIC insurance with one bank.  To ensure that cash remains protected by FDIC insurance, the Company has placed its Cash Reserved for Capital Improvements and Deferred Maintenance in a Certificate of Deposit Account Registry Service ("CDARS") account.  By using a CDARS account, the Company's large deposits are divided into smaller amounts and placed with multiple FDIC insured banks that are members of the CDARS network.  Each member bank issues CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

The Company keeps day-to-day operating cash with a single bank in a non-CDARS account.  Due to large fluctuations in operating cash, there may be times when the amount of operating cash is above the $250,000 FDIC threshold.  At September 30, 2024 the operating account balance was fully insured because it was less than the FDIC threshold.  At September 30, 2023, the Company had $375,000 of operating cash that was in excess of the $250,000 federally insured limit.

Investments

Investments in securities have been classified in the balance sheet according to management's intent, as securities available-for-sale. Available-for-sale securities consist of investment securities not classified as trading securities nor as held-to-maturity securities.

Unrealized holding gains and losses, net of deferred taxes, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

Fair Value Measurements

Our financial assets and liabilities consist principally of cash, cash equivalents, investments, accounts receivable, accounts payable, and rental deposits, and are reported at fair value. Fair value is determined using a three-tier hierarchy, which prioritizes the inputs used to determine fair value.

Level 1: Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

Level 2: Inputs that reflect quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: Unobservable inputs to the extent that observable inputs are not available for the asset or liability at the measurement date.

The estimated fair value of cash, cash equivalents, accounts receivable, accounts payable and rental deposits approximates their carrying value. The estimated fair value of our investments is based upon quoted market prices using Level 1 input.

The fair value of US treasury instruments as of September 30, 2024 and 2023 were $1,098,000 and $1,042,000, respectively.  During the fiscal year ended September 30, 2024 there was no material change in the items we measure and record at fair value on a recurring basis. Additionally, there were no transfers between levels of the fair value hierarchy during the year ended September 30, 2024.

Pismo Coast Village, Inc.
Notes to Financial Statements
September 30, 2024 and 2023

Inventories

Inventories are comprised of products in the general store.  Inventories have been valued at the lower of cost or net realizable value on a first-in, first-out basis.

Prepaid Expenses

Prepaid expenses primarily relate to commercial insurance, which is paid annually in advance and is recorded as an expense during the time periods covered by the insurance.

Property and Equipment, net

Property and equipment are recorded at cost, less accumulated depreciation in accordance with ASC 360, Property, Plant and Equipment. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Depreciation rates are based upon the following estimated useful lives:

Building and resort improvements	5 to 40 years
Furniture, fixtures and equipment	5 to 15 years
Transportation equipment	5 years

Assets under finance lease are amortized over the lesser of the lease term or the useful life of the assets.

Repairs and maintenance are charged to expense as incurred. Costs of significant improvement projects, which extend the useful lives of existing property or equipment are capitalized and depreciated over the remaining estimated useful life of the asset. The cost of assets sold or retired, along with the related accumulated depreciation, are removed from the accounts and any resulting gain or loss is included other income and expense.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable based upon estimated future cash flows. The process of evaluating impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended September 30, 2024 and 2023.

Advertising

Advertising costs are expensed as incurred and are included in operating expenses.  Advertising expenses were $61,000 and $71,000 for the years ended September 30, 2024 and 2023, respectively.

Income Taxes

The Company uses the asset-liability method of computing deferred income taxes in accordance with Accounting Standards Codification 740 ("ASC 740"), which requires, among other things, that the company recognize deferred income tax assets and liabilities based on differences between the financial statement and tax basis of assets and liabilities at the current enacted tax rates.  In addition, ASC 740 requires that if income is expected for the entire year, but there is a net loss to date, a tax benefit is recognized based on the annual effective tax rate. Changes in deferred income tax assets and liabilities are included as a component of income tax expense.

Pismo Coast Village, Inc.
Notes to Financial Statements
September 30, 2024 and 2023

ASC 740 also requires the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of September 30, 2024 and 2023, management considered its tax positions and concluded that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes.

Tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2019, and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2018.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income consists of unearned gain on investments.  Other comprehensive income is recorded as a component of stockholders equity and is excluded from net income.

Earnings per share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. The computation of diluted net income per share is similar to the computation of basic net income per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued.  The basic and diluted earnings per share are the same for the fiscal years ended September 30, 2024 and 2023 because the Company had no additional potentially dilutive common shares.

Leases

The Company accounts for leases under ASU 842, which requires the Company to evaluate contracts to determine if they contain a lease, and then classify leases as operating, sales-type or direct finance leases for financial reporting purposes, beginning at the lease commencement date.

The Company has elected to account for short-term leases, those with a lease term of 12 months or less, by recognizing lease payments in profit and loss on a straight-line basis over the term of the lease, and variable lease payments in the period in which the obligation for the payments is incurred.

Lessee

The Company is a lessee in a variety of lease contracts, such as land, transportation vehicles and other equipment.  For leases with an initial term greater than 12 months, the Company records a right-of-use ("ROU") asset and a corresponding lease obligation. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease obligations represent the Company's obligation to make fixed lease payments as stipulated by the lease.  The present value of lease payments over the term of the leases is included in property and equipment as an ROU asset. Corresponding current and long-term finance lease liabilities represent the present value of lease payments not yet paid.

The Company classifies its leases as either an operating lease or a finance lease based on the principle of whether or not the lease is effectively a financed purchase of the leased asset. For operating leases, the Company recognizes lease expense on a straight-line basis over the term of the lease. For finance leases, the Company recognizes lease expense using the effective interest method, which results in the interest component of each lease payment being recognized as interest expense and the lease ROU asset being amortized to amortization expense using the straight-line method over the term of the lease. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Pismo Coast Village, Inc.
Notes to Financial Statements
September 30, 2024 and 2023

Maintenance, insurance, and property tax expenses on leased assets are accounted for on an accrual basis as variable lease costs. Variable lease costs are recognized in the period when changes in facts and circumstances on which the variable lease payments are based occur. For more information on the Company's lease arrangements, refer to Note 5 - Finance Leases.

Lessor

The Company has various property leases under which it is the lessor. Upon lease commencement, the Company evaluates these leases to determine if they meet criteria set forth in lease accounting guidance for classification as sales-type leases or direct financing leases, and if a lease meets none of these criteria, the Company classifies the lease as an operating lease.

The Company's property leases are accounted for as operating leases, whereby the underlying asset remains on our balance sheet and is depreciated consistently with other owned assets, with income recognized as it is earned over the term of the lease agreement.

Recently Adopted Accounting Pronouncements

ASU 2016-13 Credit Losses

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which replaces the incurred loss methodology with an expected loss methodology and requires companies to estimate expected credit losses based upon forward-looking information. The Company adopted ASU 2016-13 during its fiscal year ended September 30, 2024 on a modified retrospective basis, and recorded a $15,000 cumulative-effect decrease to retained earnings as of October 1, 2023.  The Company's financial statements for periods prior to September 30, 2024 have not been revised to reflect this new accounting guidance.

Accounting Pronouncements Issued But Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement -Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 expands income tax disclosures to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements and related disclosures.

Pismo Coast Village, Inc.
Notes to Financial Statements
September 30, 2024 and 2023

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands segment disclosures for public companies. ASU 2023-07 is effective for public business entities for annual periods beginning after December 15, 2023. The Company is currently evaluating the impact of ASU 2023-07 on its financial statements and related disclosures.

Note 3:  Balance Sheet Components

Property and equipment

At September 30, 2024 and 2023, property and equipment included the following:

	September 30,
	2024	2023
Land	$11,609,000	$11,609,000
Building and resort improvements	13,382,000	13,262,000
Furniture, fixtures and equipment	1,033,000	895,000
Transportation equipment	1,062,000	979,000
Operating lease right of use asset	85,000	-
Construction in progress	147,000	150,000
	27,318,000	26,895,000
Less accumulated depreciation and amortization	(10,580,000)	(10,883,000)
	$16,738,000	$16,012,000

Transportation equipment includes assets under finance leases. Refer to Note 5 for additional information.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include trade payables, tourism taxes payable, property taxes payable, and other liabilities. The following table summarizes the Accounts payable and accrued liabilities as of September 30, 2024 and 2023:

	September 30,
	2024	2023
Trade accounts payable	$73,000	$56,000
Accrued expenses	99,000	-
Tourism taxes payable	80,000	80,000
Property taxes payable	66,000	61,000
Other	72,000	50,000
	$390,000	$247,000

Accrued expenses in the table above relate primarily to accrued utilities and other accrued operating expenses.  Other accrued liabilities in the table above relate primarily to unclaimed property and gift certificates.

Accrued Wages and Related

Accrued wages and related are primarily related to the Company's annual bonus and employee vacation liabilities.

Pismo Coast Village, Inc.
Notes to Financial Statements
September 30, 2024 and 2023

Note 4:  Financing Transactions

Insurance Financing

During July 2024, the Company entered into an agreement to finance a portion of its 2024-5 commercial insurance premiums. The amount financed totaled $296,000 and carries a 12.9% interest rate. As of September 30, 2024, the amount of this note totaled $210,000, which is expected to be fully paid by May 2025.  Interest expense associated with this agreement totaled $9,000 during the year ended September 30, 2024.

Line of Credit

The Company has a revolving line of credit with Pacific Premier Bank for $500,000, expiring April 1, 2025. There was no outstanding balance on the line of credit as of September 30, 2024 or 2023.

Note 5:  Leases

The Company has both finance and operating leases.  Finance leases are primarily for transportation equipment and are generally 60-84 months in duration with maturities through September 2031. The Company's one operating lease is for a storage lot and has a maturity date in 2026.

The following table summarizes the future minimum payments under lease liabilities as of September 30, 2024.

For the Fiscal Year Ending Sept 30,
	Finance Leases	Operating Lease
2025	$181,000	$48,000
2026	157,000	36,000
2027	154,000	-
2028	154,000	-
2029	131,000	-
Thereafter	108,000	-
Total future minimum payments	885,000	84,000
Less amount representing interest	(229,000)	(9,000)
Total lease obligations	656,000	75,000
Less current portion of lease obligations	(113,000)	(41,000)
Lease obligations, net of current portion	$543,000	$34,000

The following table summarizes the components of the lease cost for the years ended September 30, 2024 and 2023, respectively.

	September 30,
	2024	2023
Finance lease cost:
Amortization of ROU assets	$68,000	$54,000
Interest on lease liabilities	20,000	5,000
Total finance lease cost	$88,000	$59,000

Operating lease cost	$11,000	$-

Pismo Coast Village, Inc.
Notes to Financial Statements
September 30, 2024 and 2023

Supplemental balance sheet information related to finance leases as of September 30, 2024 and 2023 are as follows.

	September 30,
	2024	2023
Right of use assets, gross	$836,000	$435,000
Accumulated amortization	(210,000)	(385,000)
	$626,000	$50,000

Weighted average remaining lease term
Finance leases	4.5 years	1.87 years

Weighted average discount rate
Finance leases	8.68%	6.67%

Note 6: Property Lease Income

The Company is the lessor on various property leases, which currently represent approximately $19,000 in monthly income and extend over periods through 2038. These leases relate to two buildings, as well as several cell towers and a billboard on our storage properties.  The leases have durations ranging from two to twenty years and are generally renewable for additional five-year durations. The following table summarizes the future minimum operating lease income under these leases.

For the Twelve Months Ending September 30,
2025	$230,000
2026	193,000
2027	153,000
2028	154,000
2029	156,000
Thereafter	717,000
$1,603,000

Note 7:  Common Stock

Each share of stock is intended to provide the shareholder with free use of the resort for a maximum of 45 days per year.  If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

A shareholder is entitled to a pro-rata share of any dividends as well as a pro rata share of the assets of the Company in the event of its liquidation or sale.  The shares are personal property and do not constitute an interest in real property.  The ownership of a share does not entitle the owner to any interest in any particular site or camping period.

Pismo Coast Village, Inc.
Notes to Financial Statements
September 30, 2024 and 2023

Note 8:  Income Taxes

The provisions for income taxes for the years ended September 30, 2024 and 2023 are comprised of the following:

	September 30
	2024	2023
Current:
Federal	$297,000	$229,000
State	169,000	99,000
	466,000	328,000

Deferred:
Federal	41,000	5,000
State	(12,000)	10,000
	29,000	15,000
Total	$495,000	$343,000

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before taxes is a result of the following differences:

	Year Ended September 30,
	2024	2023
Statutory federal tax rate	338,000	280,000
Non-deductible costs of shareholder usage	44,000	40,000
Provision to return adjustment	(2,000)	(63,000)
Impact of state taxes, net	115,000	86,000
Total	$495,000	$343,000

At September 30, 2024 and 2023, the deferred income tax liabilities consisted of the following:

	Year Ended September 30,
	2024	2023
Deferred tax assets (liabilities):
Federal	(423,000)	(382,000)
State	(45,000)	(57,000)
Total	$(468,000)	$(439,000)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

At September 30, 2024 and 2023, the deferred income tax liabilities consisted of the following temporary differences:

	Year Ended September 30,
	2024	2023
Depreciation	$(565,000)	$(479,000)
Right-of-use asset	116,000	-
Lease liability	(116,000)	-
Vacation accrual	14,000	1,000
Allowances	38,000	-
Federal benefit of state taxes	45,000	39,000
	$(468,000)	$(439,000)

There were no net operating loss or tax credit carryforwards for the years ended September 30, 2024 or 2023 for federal or state.

Pismo Coast Village, Inc.
Notes to Financial Statements
September 30, 2024 and 2023

Note 9:  Employee Retirement Plans

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company's matching portion of the 401(k) safe harbor plan was $106,000 and $94,000 for the years ended September 30, 2024 and 2023, respectively.

Note 10: Subsequent Events

Events subsequent to September 30, 2024 have been evaluated through the date the financial statements were issued.  Management did not identify any subsequent events that required disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 9, 2024, Brown Armstrong Accountancy Corporation declined to stand for re-appointment as the independent registered public accounting firm for the Company effective September 30, 2024. The decision was not the result of any disagreement between the Company and Brown Armstrong Accountancy Corporation on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The reports of Brown Armstrong on the Company's financial statements for the fiscal years ended September 30, 2023 and 2022 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company's financial statements for the fiscal years ended September 30, 2023 and 2022, and in the subsequent interim period through August 9, 2024, there were no disagreements with Brown Armstrong on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Brown Armstrong, would have caused Brown Armstrong to make reference to the matter in their report. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the two fiscal years ended September 30, 2023 and 2022, or in the subsequent period through August 9, 2024.

Following Brown Armstrong's resignation, the Audit Committee of the Board of Directors of the Company approved the appointment of Marcum LLP as the Company's new independent registered public accounting firm for the fiscal year ending September 30, 2024.  However, on November 1, 2024, CBIZ Inc. acquired Marcum LLP.  CompuData Inc., a wholly owned subsidiary of CBIZ, Inc., performed Managed IT services for the Company throughout the fiscal year ended September 30, 2024.  Because CBIZ Inc. now owns both Marcum LLP and CompuData Inc., Marcum LLP ceased to be independent of the Company when the acquisition closed on November 1, 2024.

Accordingly, on November 15, 2024, Marcum LLP resigned as the independent registered public accounting firm for the Company, effective immediately. The decision was not the result of any disagreement between the Company and Marcum LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Marcum LLP did not issue reports on any years of the Company's financial statements.

Following Marcum's resignation, on November 15, 2024, the Committee approved the appointment of WithumSmith+Brown, PC as the Company's new independent registered public accounting firm for the fiscal year ended September 30, 2024.

During the two most recent fiscal years and in the subsequent interim period through November 15, 2024, neither the Company, nor anyone on its behalf, has consulted with WithumSmith+Brown, PC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that would have been rendered on the Company's financial statements, or any other matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing internal control over financial reporting ("ICFR") as defined in Rules 13a-I5(f) and 15(d)-15(f) under the 1934 Act. Our ICFR is intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our ICFR is expected to include policies and procedures that management believes are necessary that:

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

As of September 30, 2024, management with the participation of our CEO, General Manager and CFO, assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that our disclosure controls and procedures were effective during periods covered by this report (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

MATERIAL WEAKNESS

In connection with our management’s assessment of controls over financial reporting during the years ended September 30, 2023 and 2024, we identified a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness that we identified is that we did not have sufficient qualified internal resources related to internal controls over financial reporting. To address this material weakness, during the first quarter of 2024 we evaluated our ongoing staffing requirements, appointed a new CFO and implemented additional review controls to ensure timely and accurate reconciliations, as well as proper financial reporting.  During the quarter ended September 30, 2024, management further supplemented the company’s internal accounting resources with an experienced temporary controller consultant who was responsible for reviewing our internal control processes and performing second level reviews of financial reporting under the oversight of the recently appointed Chief Financial Officer.   As of September 30, 2024, we conclude that we have not sufficiently remediated this control deficiency because the additional controls have not been operating effectively for a sufficient period of time.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management's report in this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION.

No disclosure is required under this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors

The Company's Directors were chosen at the Shareholders' Annual Meeting held February 18, 2024. The Directors serve for one year, or until their successors are elected. The names, ages, background, and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

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

Sam Blank served as a public-school teacher and administrator for more than 30 years. He earned Associate, Bachelor's, Master's, and Doctoral degrees from Citrus College, CSU Fullerton, Whittier College, and Brigham Young University, respectively. He holds lifetime California teaching and administrative credentials. Mr. Blank began his career in 1967 as a middle school teacher in the West Covina USD. He soon became an assistant principal in the neighboring Charter Oak USD. In 1979, he joined Poway USD, where he served as principal of elementary and middle schools until he retired in 2001. He has been principal of schools that received California Distinguished Schools and National Blue-Ribbon Schools honors. Following his retirement from public education, Mr. Blank obtained a real estate salesperson's license and was affiliated with Coldwell Banker Realty from 2001-2023. He and his wife, Bonnie, have been married since 1968 and have resided in Escondido since 1979. Bonnie is also retired with more than 25 years of service as a teacher and high school counselor. Their married daughter and two grandsons live in the North Bay Area. Mr. Blank has served on the Environmental, Health & Safety, Finance, Audit, Operations, and Nominating Committees. He was the chairperson of the EHSA committee for 2024 and a member of the Finance and Nominating Committees. He has served on the Board of Directors since November 2016.

BARBARA BOSWELL, Director	Aged 63

Barbara Boswell holds a Master of Public Administration degree from California State University, Dominguez Hills, and bachelor's in business administration, with an emphasis in accounting, from Woodbury University. In 2016 she retired from the City of Lancaster where she was Finance Director/City Treasurer from 2004 to 2016, and established Bayshore Consulting Group, Inc. As a partner in Bayshore, she provides energy consulting services to cities throughout California, currently serving as Chief Executive Officer for Clean Energy Alliance in North San Diego County. Prior to her tenure at Lancaster, she was employed from 1991 to 2004 as Accounting Manager with the City of Santa Clarita. In her free time, Mrs. Boswell enjoys spending time with her husband and family, including stays at Pismo Coast Village.

DEON BOZZO, Director	Aged 67

Deon K. Bozzo brings a diverse background as a retired cosmologist of 49 years, 25 years in the financial industry and 20 years in Risk Management/Environmental Health & Safety and 15 years as an OSHA Outreach Instructor-trainer for Federal and California State recognizing workplace hazards, CPR Certified and many other certifications associated in the Construction Industry. She was employed with Golden 1 Credit Union for 17 years, initially as a part time teller, advancing to a Senior Statewide Consumer Lending Officer to being promoted to Satellite Branch Manager. Deon left Golden 1 Credit Union to work for Heritage Credit Union, formerly known as Mather Credit Union, as Consumer Lending Manager to being promoted to Assistant Vice President of Consumer Lending holding that position for the next 5 years graduating from Western CUNA Management School in Pomona California, however due to the unforeseen economic downturn she shifted professions to begin working in the construction-engineering industry. Deon worked for Bechtel Engineering Corporation over the next 5 years as a Document Control Manager managing and overseeing proprietary legal construction and engineering documents then elevating her career into an Environmental Safety & Health Specialist combined with working in public relations in San Francisco and Sacramento. Deon accepted employment with Arrow Construction as a Risk Manager-Safety Officer specializing in directional drilling and underground utility system construction for commercial businesses and utility companies in Northern and Central California ,she was responsible for occupational health policies and procedures while ensuring compliance with Federal, State, and local safety laws and regulations, also in charge for controlling & mitigating Workers Compensation claims, General Liability and Auto Liability claims, along with analyzing and assessing potential accident/incident trends for the next 20 years. Deon served on the Board of her family's Fish Company, Meredith Fish Company in Sacramento, California for 5 years till it was sold to California Shellfish Company. Deon is retired and residing in Sacramento California with her husband Robert of 33 years, they have a blended family of 5 children, 8 grandchildren, 6 great grandchildren and 3 Fur-babies.

HARRY BUCHAKLIAN, Director	Aged 91

Harry Buchaklian has a B.A. degree from California State University, Fresno, in industrial arts, and a secondary level teaching credential in laboratory electronics and small engine repair. His career included employment as an assistant manager with Western Auto Stores, electronics instructor at Fresno Technical College. At Sear's, he managed the Television Department, high tech center, mechanical shop, and was responsible for thirty-four technicians. He retired from Sears Roebuck in 1994. He has been a member of the Board from March 1981 to January 1992 and from September 1995 to present, serving one year as Executive Vice President, and as a chairman of the Policy, Audit and Environmental, Health and Safety Advisory Committees.

SUZANNE M. COLVIN, Director & Chief Financial Officer	Aged 61

Ms. Colvin has over 25 years' financial leadership experience in rapidly growing, global, industry-leading technology companies, both public and private. She is currently Chief Financial Officer at PLACE Inc., a full- service real estate and technology platform that provides the best of class back-office support to the top real estate teams. Previously, she was CFO of Egnyte, an industry leading software as a service company that provides content security and governance, and she was CFO at Napster (NASDAQ: NAPS), the first digital music subscription service. Ms. Colvin began her career as an independent auditor at Price Waterhouse, is a Certified Public Accountant and has a bachelor's degree in business with a concentration in Accounting from Cal Poly San Luis Obispo. Ms. Colvin lives in San Jose, California and has been a Pismo Coast Village shareholder for sixteen years. Ms. Colvin has been a member of the Board of Directors since 2022 and is currently serving as Chief Financial Officer and Vice-President - Finance and Chair of the Finance Committee.

KIM DOUGHERTY, Director	Aged 62

Kim Dougherty received her bachelor's degree in Humanities and Business from Chapman University in 1984. From 1984 to 1989, she was employed with the City of Newport Beach and the Newport Harbor Chamber of Commerce where she created recreational classes, planned extensive city-wide special events, and served as Executive Secretary. Kim took some time off to be a full-time mom to two children and returned to the work world, creating her own successful tutoring business for homeschool and public-school children. In 2016, she married her husband Randy and began working for Maier & Dougherty Pump & Supply, Inc. where she served as Human Resources Manager. Kim enjoys gardening, sewing, fishing, and traveling with her husband and family. Kim's family has camped at the resort for over 30 years, and her father, Kurt Brittain, previously served on the Board of Directors. Kim has served on the PCV Board of Directors since 2024.

RODNEY ENNS, Director & Vice President - Operations	Aged 70

Rodney Enns has a B.S. degree in computer engineering from California State University, Fresno, and a secondary math teaching credential from the State of California. He was president, owned and operated, Ennsbrook Ent., an incorporated poultry enterprise, from 1975 to 1995. Mr. Enns then worked as an electrical engineer at Voltage Multipliers, Inc., and was promoted to senior engineer before leaving in August 2005. He taught high school mathematics and engineering for 17 years and retired in 2022. He has been a member of the Board of Directors since November 2007 and is currently serving as Vice President - Operations.

TERRIS HUGHES, Director	Aged 74

Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in California in police science. He was employed by Belridge Shell Oil for twenty-three years, from 1973 to 1997, holding the position of senior training technician for the last ten years of that time. He was employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties were to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. He retired from Aera Energy LLC on December 31, 2014. Mr. Hughes then opened his own business entitled Saf-T-Treasures and travels the country providing safety and motivational presentations to employees of various industries. He has been a member of the Board since January 1996 has served one year as Vice President - Policy, three years as Executive Vice President, and five years as President.

MARCUS JOHNSON, Director	Aged 71

Marcus Johnson (Marc) has spent his entire career as an educator in the Central Valley of California. For sixteen years he taught, then spent the next twenty-one years in leadership roles, retiring in 2013 from the Sanger Unified School District, where he spent fourteen years with twelve of those years as Superintendent. Currently, he serves as the Executive Director of the Fresno Compact, a nonprofit, in Fresno, California. In addition, Mr. Johnson does consulting with schools and districts nationally as well as being a published author. He has been married to his wife, Penni, for forty-eight years, and they currently reside in Wildwood Island in Sanger, California. They have three children and ten grandchildren. Mr. Johnson has been a member of the Board since November 2018.

KAREN KING, Director & Executive Vice President	Aged 65

Karen King has spent her career in financial services supporting the Capital Markets Securitization trading for over 25 years. Leadership positions include Director of Credit Risk and Underwriting Management, Vice President of National Accounts and Lead Control Management Officer. Mrs. King is married to husband Jack of 32 years and enjoys time with her 4 adult children and two grandchildren. Mrs. King has been a member of the Board of Directors since November 2016 and is currently serving as Executive Vice President.

RONALD NUNLIST, Director	Aged 85

Ronald Nunlist was employed in the oil business for many years. From 1995 to 1997, he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. From 1997 until his retirement in 1999, Mr. Nunlist was employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations. Mr. Nunlist served as a Planning Commissioner for the city of Shafter from 2006 to 2022. He has been a member of the Board since January 1986, serving ten years as President (1992 to 1997 and from 2011 to 2016), and ten years as Vice President - Operations. He has also been the nominating committee chair since 2022.

REBECCA MOORE, Director	Aged 57

Rebecca Moore, retired, was born, and raised in Kern County. She was employed by the Joshua Tree Girl Scout Council as the Executive Secretary from 1987 through 1992. After taking some time off to be with her children, in 1994 she was hired as the part-time receptionist of the Kern County Local Agency Formation Commission. She worked her way up through the organization as the Clerk, Analyst, Deputy Executive Officer and finally Executive Officer. In these positions she worked closely with her Commission as well as county, city, and special district officials. Although officially retired, she continues to work on special projects for Kern LAFCo on an as needed basis. Rebecca is married with two sons who both served in the military. She also has two grandsons with whom she spends as much time as possible. She is active in her church community working with a group to provide comfort materials for cancer and dialysis patients and is a mentor mom for her church's Mom's Life Group.

GEORGE PAPPI, JR., Director & President and CEO	Aged 61

Mr. Pappi's current occupation is as a property major case General Adjuster for The Hartford Insurance. Other positions held during his more than thirty years of employment include office manager, property and bodily injury adjustor, fire, and casualty (with extensive construction background), risk management and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in management and human resources. He resides in La Verne, California, and is actively involved in the local community and church activities and the United Way organization. Mr. Pappi has been a member of the Board of Directors since January 2004. He has served two years as Vice President, and six years as Vice President- Secretary, and is currently serving as President and CEO.

DWIGHT PLUMLEY, Director	Aged 71

Dwight Plumley attended the College of the Sequoias in California, studying electronic engineering and construction real estate. In 1973, he started in the produce equipment industry working for Packers Manufacturing, Inc. as a service and installation supervisor. In 1979, he became employed by Pennwalt Corporation, an international equipment producer, as a project manager and supervisor. Mr. Plumley purchased Packers Manufacturing, Inc. in 1987, and, as President, produces fruit and vegetable packing and processing systems, from small to multimillion-dollar projects, nationwide and internationally. He has also served on the board of directors for Yosemite Bible Camp, a 60-acre facility for up to 350 campers and staff from 1994 to 2006 and served as church deacon from 1984 to 2004. Mr. Plumley has been a member of the Board of Directors since January 2010 and served seven years as Vice President - Operations.

BRIAN SKAGGS, Director	In Memoriam

Brian J. Skaggs received his Bachelor of Science degree in Civil Engineering in 1980, and, in 1988, received a master's degree in engineering, both degrees from California State University, Fresno. He became a Registered Civil Engineer in the State of California in 1983. In 1980, Mr. Skaggs was hired as Assistant Engineer by Summers Engineering, Inc., was promoted to Civil Engineer in 1983, and in March 1991 was promoted to Senior Civil Engineer, in December 2022 was elected Vice-President of Summers Engineering, Inc. During his years of employment with Summers Engineering, he has worked in the field of water resources engineering in the San Joaquin Valley and other areas in California. Mr. Skaggs has been a member, past vice-president, and past president of the American Council of Engineering Companies (ACEC), Sequoia Chapter, and the ACEC Sequoia Chapter was named chapter of the year while he was serving as President. He is also a member of the American Water Works Association, a member of the U. S. Committee on Irrigation and Drainage, and a member of American Society of Civil Engineers. Mr. Skaggs is a member, past vice-president, and current president of the Hanford Fraternal Hall Association; a member, past treasurer, and past president of the Hanford Celebration Committee; and a member and past treasurer of the Kit Carson Volunteer Fire Department. Mr. Skaggs has been a member of the Pismo Coast Village (PCV) Board of Directors since May 2016, has served as Chair of the Environmental Health and Safety Committee from January 2019 to January 2023 and Vice-President / Secretary from January 2021 to January 2022. Mr. Skaggs is serving as Chair of the "Z" Lot Committee appointed by George Pappi, Jr. - President on June 2023 to begin the process of the possible lot transition to RV storage as originally intended. Mr. Skaggs is currently on the Finance Committee from January 2021 to present. Mr. Skaggs was nominated for the PCV Board of Directors before his death on December 30, 2024.

GARY WILLEMS, Director & Vice President-Secretary	Aged 69

Gary Willems holds a B.A. degree in music education and a California life teaching credential from Fresno Pacific University, as well as a professional clear administrative services credential. Mr. Willems started teaching in 1977 and was a Band Director for thirty years in the Dinuba/Reedley area. He was also Head Marching Band Director of the Reedley High School Band from 1985 to 2007. In 2007, he moved into school administration where he was employed as the Visual and Performing Arts Coordinator and the Administrator of the Dunlap Leadership Academy Charter School (an on-line high school) at Kings Canyon Unified School District. In 2014, Mr. Willems retired from education, and he is now enjoying time with his wife, children, and grandchildren. Mr. Willems has served on the Board of Directors since January 2001, served three years as Vice President - Secretary.

JACK WILLIAMS, Director	Aged 72

Mr. Williams graduated from San Diego State University in 1974 with a B.S. in accounting. Following that, he has been employed in the field of accounting in a variety of industries, including agriculture, construction, heavy equipment sales, and manufacturing. He was employed as a financial analyst by Texaco Oil Corporation in the Bakersfield, California, area from 1997 until 1999, and as Chief Financial Officer for Goodwill Industries of South-Central California from March 2000 to November 2004. Mr. Williams was an interim controller for Diversified Utilities Services, a position he held from April 2005 to December 2005. He established his own C.P.A. practice in 1983, which he continues to own and operate. Mr. Williams has been a member of the Board since January 1995 and previously served as Chief Financial Officer and Vice President - Finance.

Other Officers and Significant Employees

CHARLES AMIAN, General Manager/Assistant Secretary	Aged 58

Charles Amian, a native of Arroyo Grande, serves as the General Manager, a position he has held since May 2024. His career with PCV began in June 1986 in the Maintenance Department, and over the years, he has advanced through various roles, including Reservation Supervisor, General Store Supervisor, Operations Manager and Senior Operations Manager. With a commitment to advocacy in 1997, Charles served fifteen years on the Board of Trustees of REC PAC, a political action committee dedicated to preserving recreational interests in California, including two terms as Chair. He also served on the Camp-California Marketing Board of Directors for four years and has been recognized by the National Association of RV Parks and Campgrounds in 1999 as a lifetime-designated Certified Park Operator. Additionally, his leadership extended to the California Outdoor Hospitality Association, where he was elected Board President in 2001 and served a decade as an active leader in the outdoor hospitality industry, Charles has made significant contributions to organizations that shape the future of the sector. He was appointed as a member of the Board of Directors for the Outdoor Hospitality Industry (OHI) in November 2016 and was elected to serve two-three-year terms serving one year as Treasurer and three years as 2nd Vice Chair, a position he held until he termed out in November 2024. His contributions were recognized with a Chairman's Award at the OHI Conference in November 2022. In November 2023, Charles was elected to the Board of Directors for the Pismo Beach Chamber of Commerce, further demonstrating his commitment to the local community.

BRANDI COLLINS, Operations Manager	Aged 43

Brandi Collins is a dedicated financial professional with over 20 years of experience in the accounting field. Born and raised in Bakersfield, California, she relocated to Hanford in 2004 and later moved to the picturesque Pismo Beach in 2015. Brandi's career began at Pismo Coast Village in May 2021, where she initially served as the Accounting Manager. Her exceptional skills and leadership qualities led to her promotion to Operations Manager in July 2024. Before joining Pismo Coast Village, Brandi strengthened her expertise by working as an Accounts Receivable Clerk at Keenan Farms and Warmerdam Packing. In 2009, she took a significant leap of faith by accepting a position at Horizon Nut LLC, where she swiftly climbed the ranks from AR/AP Clerk to Supply Chain Manager and ultimately to Accounting Manager. This upward trajectory showcased her ability to adapt and excel in dynamic environments. After moving to the coast, Brandi continued to build her impressive career at Rancho Nuevo Harvesting as the Accounting Manager, always seeking new challenges and opportunities for growth. At Pismo Coast Village, she embraces the future with enthusiasm, committed to driving success for the organization while maintaining a caring and supportive environment for her team. Outside of her professional endeavors, Brandi enjoys exploring the beauty of Pismo Beach and cherishing quality time with family and friends. With a passion for excellence and a strong foundation in financial management, Brandi Collins is well-equipped to lead and inspire in her current role, ensuring continued success for Pismo Coast Village.

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

CODE OF ETHICS

The Board has adopted a Code of Ethics that applies to all employees and directors, including our principal executive officer, principal financial officer and other executive officers. A copy of our Code of Ethics is available on our website, www.pismocoastvillage.com under Shareholders and Financials in the PCV Board of Directors Information folder.

Information on or accessible through our website is not incorporated by reference in this Annual Report. If we make any substantive amendment to a provision of our Code of Ethics that applies to, or grant any waiver from a provision of our Code of Ethics to, our principal executive officer, principal financial officer or other executive officers, we will promptly disclose the date and nature of the amendment or waiver (including the name of the person to whom the waiver was granted) on our website in accordance with the requirements of Item 5.05 of Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation awarded, paid to, or earned by the named executive officer of Pismo Coast Village, Inc. for years ended September 30, 2024 and 2023. No other person who is currently a named executive officer of Pismo Coast Village, Inc. earned a salary and bonus compensation exceeding $100,000 during any of those years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary $	Bonus $	Stock Award $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Plan Compensation $	All Other Compensation $	Total $
Charles Amian Assistant Secretary/General Manager	2024	$154,000[1]	$48,000	$ -	$ -	$ -	$ -	$ -	$202,000
Lesley Marr Assistant Secretary/General Manager	2024	$ 79,000	$ -	$ -	$ -	$ -	$ -	$ 46,000[2]	$125,000
	2023	$183,000	$52,000	$ -	$ -	$ -	$ -	$ 4,000	$239,000

¹ Represents 4.5 months of Mr. Amian's $180,000 annual salary as general manager, plus 8 months at Mr. Amian's former salary.

² Ms. Marr received a severance payment of forty-five thousand dollars ($45,000), which was the equivalent of three months of base compensation. More information is available on the Company's Form 8-K dated February 17, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.
Not applicable.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.
No person owns beneficially of record more than 5% of the Company's securities.

SECURITY OWNERSHIP OF MANAGEMENT.

The following table sets forth information concerning the ownership of the Company's Common Stock as of January 1, 2025, by each director and by all directors and executive officers as a group.

Unless otherwise specified, the address of each beneficial owner is 165 South Dolliver, Pismo Beach, CA 93449.

BOARD MEMBER	NUMBER OF SHARES*	PERCENT OF CLASS
David Bessom	1 Share	0.059%
Sam Blank	1 Share	0.059%
Barbara Boswell	2 Share	0.118%
Deon Bozzo	2 Share	0.118%
Harry Buchaklian	1 Share	0.059%
Suzanne Colvin	1 Share	0.059%
Kim Dougherty	2 Shares	0.118%
Rodney Enns	1 Share	0.059%
Terris Hughes	1 Share	0.059%
Marcus Johnson	3 Shares	0.177%
Karen King	1 Share	0.059%
Rebecca Moore	3 Shares	0.177%
Ronald Nunlist	4 Shares	0.236%
George Pappi, Jr.	2 Shares	0.118%
Dwight Plumley	3 Shares	0.177%
Gary Willems	1 Share	0.059%
Jack Williams	1 Share	0.059%
All Officers and Directors as a Group	30 Shares	1.77%

* Amount of Ownership: All such shares are owned beneficially and of record, and there are no additional shares known to the Company for which the listed beneficial owner has the right to acquire beneficial ownership as specified in Rule 13D-3(d)(1) of the Exchange Act.

CHANGES IN CONTROL.

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no transactions during the past two years, or proposed transactions, to which the Company was or is to be a party, in which any of the officers, directors, nominees, named shareholders, or family members of such persons, had or is to have a direct or indirect material interest, other than transactions where competitive bids determine the rates or charges involved, or where the amount involved does not exceed $120,000, or where the interest of the party arises solely from the ownership of securities of the Company and the party received no extra or special benefit that was not shared by all shareholders.

EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with the named executive officer. The material terms of this agreement are summarized as follows:

On August 29, 1986, Mr. Charles Amian began his career with Pismo Coast Village, Inc. and on April 19, 2024, the Company entered an employment contract with Mr. Amian as General Manager of the Company. This contract currently provides for a salary of $180,000, plus health insurance, cost reimbursement, and certain other benefits.

On February 17, 2024, Ms. Lesley Marr, General Manager, was released from her employment contract with Pismo Coast Village, Inc.

OTHER ARRANGEMENTS
During the fiscal years 2024 and 2023, Pismo Coast Village, Inc. paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditure was to Pismo Coast Village, Inc.'s benefit.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee of the Board has appointed Withum+Smith Brown LP, or Withum, as our independent registered accounting firm for the fiscal year ending September 30, 2025.  We are not required to seek stockholder approval for the appointment of our independent registered public accounting firm, however, the Audit Committee and the full Board believe it is sound corporate practice to seek such approval.  If the appointment is not ratified, the Audit Committee will investigate the reasons for stockholder rejection and will re-consider the appointment.  Even if the selection is ratified, the Audit Committee in its discretion may direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such change would be in the best interests of PCV and its shareholders.

FEES BILLED TO THE COMPANY IN FISCAL YEARS 2024 AND 2023

Upon approval of the Audit Committee of the Board, during September 2024, Withum was appointed to serve as our independent registered public accounting firm for the fiscal year ended September 30, 2024.  Previously, upon approval of the Audit Committee of the Board, during August 2024, Marcum LLC was appointed to serve as our independent registered public accounting firm for the fiscal year ended September 30, 2024 and conducted a review for the quarter ended June 30, 2024.

Brown Armstrong Accountancy served as our independent registered public accounting firm from 2005 through August 9, 2024.

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firms, for the fiscal years ended September 30, 2024 and 2023.

	Year Ended September 30,
	2024	2023
Audit fees	$78,100	$60,300
Audit related fees	-	-
Tax Fees	-	-
All other fees	-	-
Total contractual obligations	$78,100	$60,300

Audit Fees.  Audit fees represent fees for professional services performed by Withum, Marcum or Brown Armstrong for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with regulatory filings or engagements.

Audit related fees. Neither Withum, Marcum nor Brown Armstrong provided any audit related services to the Company during the fiscal years ended September 30, 2024 or 2023.

Tax fees. Neither Withum, Marcum nor Brown Armstrong provided any tax compliance services to the Company during the fiscal years ended September 30, 2024 or 2023.

For the fiscal years ended September 30, 2024 and 2023, all audit related services, tax services and other services were pre-approved by the Audit Committee of the Board, which concluded that the provision of such services were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

ITEM 15. EXHIBITS.

Exhibit No.	Description of Exhibit

31.1	Certification of the President and Chief Executive Office of the Company pursuant to Section 302 of the Sarbanes‐Oxley Act of 2002

31.2	Certification of the Vice President Finance and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes‐Oxley Act of 2002

32.1	Certification of the President and Chief Executive Office and Vice President Finance and Chief Financial Officer of the Company Pursuant to 18 U.S.C. Subsection 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: PISMO COAST VILLAGE, INC.

By:	/s/ GEORGE PAPPI George Pappi, Jr., President and Chairman of the Board (Chief Executive Officer and principal executive officer)	Date:	January 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
	/s/ GEORGE PAPPI George Pappi, Jr., President and Chairman of the Board (Chief Executive Officer and principal executive officer)	Date:	January 14, 2025

By:
	/s/ SUZANNE M COLVIN Suzanne Colvin, Chief Financial Officer, Vice President - Finance, and Director (principal financial officer and principal accounting officer)	Date:	January 14, 2025
By:
	/s/ KAREN KING Karen King, Executive Vice President and Director	Date:	January 14, 2025
By:
	/s/ GARY WILLEMS Gary Willems, Vice President - Secretary and Director	Date:	January 14, 2025

By:
	/s/ RODNEY ENNS Rodney Enns, Vice President - Operations and Director	Date:	January 14, 2025

By:
	/s/ DAVID BESSOM David Bessom, Director	Date:	January 14, 2025
By:
	/s/ SAM BLANK Sam Blank, Director	Date:	January 14, 2025

By:
	/s/ BARBARA BOSWELL Barbar Boswell, Director	Date:	January 14, 2025
By:
	/s/ DEON BOZZO Deon Bozzo, Director	Date:	January 14, 2025

By:
	/s/ HARRY BUCHAKLIAN Harry Buchaklian, Director	Date:	January 14, 2025

By:
	/s/ TERRIS HUGHES Terris Hughes, Director	Date:	January 14, 2025

By:
	/s/ MARCUS JOHNSON Marcus Johnson, Director	Date:	January 14, 2025
By:
	/s/ KIM DOUGHERTY Kim Dougherty, Director	Date:	January 14, 2025

By:
	/s/ REBECCA MOORE Rebecca Moore, Director	Date:	January 14, 2025

By:
	/s/ RONALD NUNLIST Ronald Nunlist, Director	Date:	January 14, 2025

By:
	/s/ DWIGHT PLUMLEY Dwight Plumley, Director	Date:	January 14, 2025

By:
	/s/ JACK WILLIAMS Jack Williams, Director	Date:	January 14, 2025