Form 10-Q
period 2024-12-31
PISMO COAST VILLAGE INC
filed 2025-02-14
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.           1,774

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	4

ITEM 1. Financial Statements	4

Balance Sheets as of December 31, 2024 (unaudited) and September 30, 2024	4

Statements of Comprehensive Income (Loss) for the Three Months Ended December 31, 2024 and 2023 (unaudited)	5

Statements of Changes in Stockholders' Equity & Accumulated Other Comprehensive Income for the Three Months Ended December 31, 2024 and 2023 (unaudited)	6

Statements of Cash Flows for the Three Months Ended December 31, 2024 and 2023 (unaudited)	7

Notes to Unaudited Financial Statements	8

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	22

ITEM 4. Controls and Procedures	22

PART II -- OTHER INFORMATION	24

ITEM 1. Legal Proceedings	24

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3. Defaults Upon Senior Securities	24

ITEM 4. Mine Safety Disclosures	24

ITEM 5. Other Information	24

ITEM 6. Exhibits	25

SIGNATURES	26

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Pismo Coast Village, Inc.

Balance Sheets
as of December 31, 2024 (unaudited) and September 30, 2024

	December 31,	September 30,
	2024	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$259,000	$333,000
Cash reserved for capital improvements and deferred maintenance	11,671,000	10,453,000
Investments	-	1,098,000
Accounts receivable, net of allowance for credit losses of $17,000 and $20,000, respectively	44,000	45,000
Inventories, net	89,000	81,000
Prepaid income taxes	400,000	396,000
Prepaid expenses	283,000	389,000
Total current assets	12,746,000	12,795,000

Property and equipment, net	16,631,000	16,738,000

Total assets	$29,377,000	$29,533,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$380,000	$390,000
Accrued wages and related	99,000	304,000
Customer deposits	2,530,000	2,310,000
Notes payable	152,000	210,000
Current portion of operating lease obligation	43,000	41,000
Current portion of finance lease obligations	108,000	113,000
Total current liabilities	3,312,000	3,368,000

Long-term liabilities
Deferred income taxes	468,000	468,000
Building security deposits	25,000	25,000
Operating lease obligation, net of current portion	19,000	34,000
Finance lease obligations, net of current portion	519,000	543,000
Total liabilities	4,343,000	4,438,000

Stockholders' equity
Common stock - no par value, 1,800 shares authorized, 1,774 shares issued and outstanding	5,566,000	5,566,000
Retained earnings	19,468,000	19,523,000
Accumulated other comprehensive income	-	6,000
Total stockholders' equity	25,034,000	25,095,000

Total liabilities and stockholders' equity	$29,377,000	$29,533,000

The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.

Statements of Comprehensive Income (Loss)
for the Three Months Ended December 31, 2024 and 2023
(unaudited)

	Three months ended December 31,
	2024	2023
Revenue
Resort operations	$1,846,000	$1,875,000
Retail operations	150,000	151,000
Property lease income	57,000	59,000
Total revenue	2,053,000	2,085,000

Cost and expenses
Operating expenses	2,001,000	1,951,000
Cost of goods sold	76,000	87,000
Depreciation and amortization	137,000	107,000
Total cost and expenses	2,214,000	2,145,000

Loss from operations	(161,000)	(60,000)

Other income and expense, net	102,000	79,000

Income (loss) before provision for income tax	(59,000)	19,000

Income tax provision (benefit)	(4,000)	3,000

Net income (loss)	$(55,000)	$16,000

Weighted average shares (basic and diluted)	1,774	1,774

Net income (loss) per share (basic and diluted)	$(31)	$9

Net income (loss)	$(55,000)	$16,000

Other comprehensive income (loss)
Change in unearned gain on investments	(6,000)	7,000
Comprehensive income (loss)	$(61,000)	$23,000

Total comprehensive income (loss) per share	$(34)	$13

 The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.

Statements of Changes in Stockholders' Equity & Accumulated Other Comprehensive Income
for the Three Months Ended December 31, 2024 and 2023
(unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total

Balance - September 30, 2023	1,774	$5,566,000	$18,423,000	$35,000	$24,024,000

Net income	-	-	16,000	-	16,000

Other comprehensive income	-	-	-	7,000	7,000

Balance - December 31, 2023	1,774	$5,566,000	$18,439,000	$42,000	$24,047,000

Balance - September 30, 2024	1,774	$5,566,000	$19,523,000	$6,000	$25,095,000

Net loss	-	-	(55,000)	-	(55,000)

Other comprehensive loss	-	-	-	(6,000)	(6,000)

Balance - December 31, 2024	1,774	$5,566,000	$19,468,000	$-	$25,034,000

 The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.

Statements of Cash Flows
for the Three Months Ended December 31, 2024 and 2023
(unaudited)

	Three months ended December 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(55,000)	$16,000
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	137,000	107,000
Amortization of operating lease right-of-use asset	14,000	-
Other non-cash expenses	-	(1,000)
Changes in operating assets and liabilities:
Accounts receivable	-	5,000
Inventories	(8,000)	(28,000)
Prepaid income taxes	(4,000)	2,000
Prepaid expenses	106,000	(20,000)
Accounts payable and accrued liabilities	(10,000)	55,000
Accrued wages and related	(205,000)	(249,000)
Customer deposits	220,000	227,000
Operating lease liability	(12,000)	-
Net cash provided by operating activities	183,000	114,000

Cash flows from investing activities
Capital expenditures	(44,000)	(61,000)
Redemption (purchase) of investments, net	1,092,000	(7,000)
Net cash provided by (used in) investing activities	1,048,000	(68,000)

Cash flows from financing activities
Principal payments on finance lease obligations	(29,000)	(16,000)
Principal payments on notes payable	(58,000)	-
Net cash used in financing activities	(87,000)	(16,000)

Net increase in cash and cash equivalents	1,144,000	30,000

Cash and cash equivalents - beginning of period	10,786,000	9,293,000

Cash and cash equivalents - end of period	$11,930,000	$9,323,000

Schedule of payments of interest and taxes
Cash paid for interest	$20,000	$2,000

 The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements

December 31, 2024

Note 1:  Nature of Business and Basis of Presentation

Description of Business

Pismo Coast Village, Inc. (the "Company" or "we" or "our" or "Resort") owns and manages a recreational vehicle ("RV") camping resort. Its revenue streams originate primarily from camping site rentals, recreational vehicle storage, tow services, and retail sales through a general store.

The Company operates in one operating segment, as an RV resort.  We determine our operating segment considering our overall management structure, how forecasts are approved, and how executive compensation is determined, as well as how our board of directors, who represent our chief operating decision maker, regularly review our operating results, assess performance, allocate resources, and make decisions regarding the Company's operations.

Basis of Presentation

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In accordance with these rules and regulations, we have omitted certain information and notes normally provided in our annual financial statements. The Company qualifies as a "smaller reporting company" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, and, as such, may take advantage of specified reduced reporting requirements and deferred accounting standards adoption dates, and is relieved of other requirements that are otherwise generally applicable to other public companies.

In the opinion of management, the unaudited Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. The results of operations for the three months ended December 31, 2024 are not necessarily indicative of the results expected for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current year presentation. Namely, revenue from property leases are presented as a separate revenue line on the Statements of Comprehensive Income (Loss).

These unaudited Financial Statements should be read in conjunction with the audited Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
December 31, 2024

Seasonality

The Company's business is seasonal in nature with the three months ending September 30, the summer, being its busiest quarter, as can be seen by the following table which depicts quarterly revenue and income (loss) from operations for the past eight quarters:

	2024	2023
Revenue for the three months ended
December 31	$2,053,000	$2,085,000
September 30	$3,027,000	$2,875,000
June 30	$2,680,000	$2,701,000
March 31	$1,935,000	$2,013,000

Income (loss) from operations for the three months ended
December 31	$(161,000)	$(60,000)
September 30	$481,000	$537,000
June 30	$832,000	$653,000
March 31	$(13,000)	$(33,000)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect certain reported amounts and disclosures.  We base our estimates on both positive and negative evidence, historical experience and information available at the time these estimates are made. Examples of such estimates include estimates of the useful life of long-lived assets, assessments of long-lived asset impairments and allowances for credit losses.  Actual results could differ materially from these estimates.

Note 2:  Significant Accounting Policies

During the three months ended December 31, 2024, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Disaggregation of Revenue

The following table summarizes disaggregated revenue totals and percentages of revenue for the three months ended December 31, 2024 and 2023 (unaudited):

	Three months ended December 31,
	2024		2023
RV camping site rentals	$1,340,000	65%	$1,334,000	64%
RV storage and towing fees	464,000	23%	504,000	24%
Retail store sales	150,000	7%	151,000	7%
Property lease income	57,000	3%	59,000	3%
Other ancillary services	42,000	2%	37,000	2%
	$2,053,000	100%	$2,085,000	100%

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
December 31, 2024

Tourism Taxes

As of December 31, 2024 and September 30, 2024, the Company had $113,000, and $80,000 in Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued liabilities on the Balance Sheets, respectively.

Concentration of Credit Risk

The Company maintains its cash at several commercial banks in the United States and has significantly more cash and cash equivalents than would be covered by Federal Deposit Insurance Corporate ("FDIC") insurance with one bank.  To ensure that cash remains protected by FDIC insurance, the Company has placed its Cash Reserved for Capital Improvements and Deferred Maintenance in a Certificate of Deposit Account Registry Service ("CDARS") account.  By using a CDARS account, the Company's large deposits are divided into smaller amounts and placed with multiple FDIC insured banks that are members of the CDARS network.  Each member bank issues CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

The Company keeps day-to-day operating cash with a single bank in a non-CDARS account.  Due to large fluctuations in operating cash, there may be times when the amount of operating cash is above the $250,000 FDIC threshold. At December 31, 2024 and September 30, 2024, the operating account balance was fully insured because it was less than the FDIC threshold.

Fair Value Measurements

Our financial assets and liabilities consist principally of cash, cash equivalents, investments, accounts receivable, accounts payable, and rental deposits, and are reported at fair value.

The Company had no US Treasury instruments with an original maturity longer than three months as of December 31, 2024. The fair value of US Treasury instruments with an original maturity longer than three months as of December 31, 2023 was $1,098,000.

During the three months ended December 31, 2024, there was no material change in the items we measure and record at fair value on a recurring basis. Additionally, there were no transfers between levels of the fair value hierarchy for the three months ended December 31, 2024.

Advertising

Advertising expense was $11,000 and $13,000 for the three months ended December 31, 2024 and 2023, respectively.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
December 31, 2024

Recent Accounting Pronouncements Issued But Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement -Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026 and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 expands income tax disclosures to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands segment disclosures for public companies. ASU 2023-07 is effective for public business entities for annual periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its financial statements and related disclosures.

Note 3:  Balance Sheet Components

Property and Equipment

At December 31, 2024 and September 30, 2024, property and equipment include the following:

	December 31,	September 30,
	2024	2024
	(unaudited)
Land	$11,609,000	$11,609,000
Building and resort improvements	13,375,000	13,382,000
Furniture, fixtures and equipment	1,033,000	1,033,000
Transportation equipment	1,068,000	1,062,000
Operating lease right-of-use asset	85,000	85,000
Construction in progress	185,000	147,000
	27,355,000	27,318,000
Less accumulated depreciation and amortization	(10,724,000)	(10,580,000)
	$16,631,000	$16,738,000

Transportation equipment includes assets under finance leases. Refer to Note 5 for additional information.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
December 31, 2024

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include trade payables, tourism taxes payable, property taxes payable, and other liabilities. The following table summarizes accounts payable and accrued liabilities as of December 31, 2024 and September 30, 2024:

	December 31,	September 30,
	2024	2024
	(unaudited)
Trade accounts payable	$81,000	$73,000
Accrued expenses	117,000	99,000
Tourism taxes payable	113,000	80,000
Property taxes payable	-	66,000
Other	69,000	72,000
	$380,000	$390,000

Accrued expenses in the table above relate primarily to accrued utilities and other accrued operating expenses.  Other accrued liabilities in the table above relate primarily to unclaimed property and gift certificates.

Accrued Wages and Related

Accrued wages and related are primarily related to the Company's annual bonus and employee vacation liabilities. The Company's annual bonus for the prior fiscal year is typically paid during November of the following year.

Note 4:  Financing Transactions

Insurance Financing

During July 2024, the Company entered into an agreement to finance a portion of its commercial insurance premiums. The amount financed totaled $296,000 and carries a 12.9% interest rate. As of December 31, 2024 and September 30, 2024, the amount of this note totaled $152,000 and $210,000, respectively. This note is expected to be fully paid by May 2025.  Interest expense associated with this agreement totaled $6,000 during the three months ended December 31, 2024.

Line of Credit

The Company has a revolving line of credit with Pacific Premier Bank for $500,000, expiring April 1, 2025. There was no outstanding balance on the line of credit as of December 31, 2024 or September 30, 2024.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
December 31, 2024

Note 5:  Leases

The Company has both finance and operating leases.  Finance leases are primarily for transportation equipment and are generally 60-84 months in duration with maturities through September 2031. The Company's one operating lease is for a storage lot and has a maturity date in 2026.

The following table summarizes the future minimum payments under lease liabilities as of December 31, 2024:

For the Fiscal Year Ending Sept. 30,	Finance Leases	Operating Lease
2025 (9 months)	$130,000	$36,000
2026	162,000	32,000
2027	154,000	-
2028	154,000	-
2029	131,000	-
Thereafter	107,000	-
Total future minimum payments	838,000	68,000
Less amount representing interest	(211,000)	(6,000)
Total lease obligations	627,000	62,000
Less current portion of lease obligations	(108,000)	(43,000)
Lease obligations, net of current portion	$519,000	$19,000

The following table summarizes the components of the lease cost for the three months ended December 31, 2024 and 2023 (unaudited):

	Three months ended December 31,
	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$34,000	$12,000
Interest on lease liabilities	17,000	1,000
Total finance lease cost	$51,000	$13,000

Operating lease cost	$14,000	$-

Supplemental balance sheet information related to leases as of December 31, 2024 and September 30, 2024 is as follows:

	December 31,	September 30,
	2024	2024
	(unaudited)
Right-of-use assets, gross	$836,000	$836,000
Accumulated amortization	(243,000)	(210,000)
Net asset value included in property and equipment, net	$593,000	$626,000

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
December 31, 2024

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate as of December 31, 2024 and September 30, 2024:

	December 31,	September 30,
	2024	2024
	(unaudited)
Weighted-average remaining lease term
Finance leases	5.3 years	4.5 years
Operating lease	1.5 years	1.75 years

Weighted-average discount rate
Finance leases	11.3%	8.68%
Operating lease	12.0%	12.0%

Note 6:  Property Leases - Lessor

The Company is the lessor on various property leases, which currently represent approximately $19,000 in monthly income and extend over periods through 2038. These leases relate to two buildings, as well as several cell towers and a billboard on our storage properties.  The leases have durations ranging from two to twenty years and are generally renewable for additional five-year durations. The following table summarizes the future minimum operating lease income under these leases:

For the Fiscal Year Ending Sept. 30,
2025 (9 months)	$173,000
2026	193,000
2027	153,000
2028	154,000
2029	156,000
Thereafter	716,000
$1,545,000

Note 7:  Common Stock

Each share of stock is intended to provide the shareholder with free use of the resort for a maximum of 45 days per year.  If the Company is unable to generate sufficient funds from the public, the Company may be required to charge shareholders for services.

A shareholder is entitled to a pro rata share of any dividends as well as a pro rata share of the assets of the Company in the event of its liquidation or sale. The shares are personal property that provide each shareholder rights to certain benefits as described above and do not constitute an interest in real property. The ownership of a share does not entitle the owner to any interest in any particular site or camping period.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
December 31, 2024

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

Note 9:  Employee Retirement Plans

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company's matching portion of the 401(k) safe harbor plan was $18,000 and $29,000 for the three months ended December 31, 2024 and 2023, respectively.

Note 10: Subsequent Events

Events subsequent to December 31, 2024 have been evaluated through February 14, 2025, which is the date the financial statements were issued, and management did not identify any subsequent events that require adjustment or disclosure in the financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement on Forward Looking Information

The following analysis discusses the Company's financial condition as of December 31, 2024, compared with December 31, 2023. The discussion should be read in conjunction with the unaudited financial statements and the related notes to the financial statements included elsewhere in this Form 10-Q.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

RV storage remains in demand and a primary revenue source for the Company. As of January 2025, the waitlist for new storage clients exceeds 500. To meet this demand, the Company is progressing with plans to develop an estimated 150-unit storage facility on a new 4.42 acre property in Nipomo. RV storage offers customers several advantages, including eliminating the stress of towing, reducing the need to own a tow vehicle, enabling shared use among family members, and providing added convenience.

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

Net cash provided by operating activities was approximately $183,000 in the three months ended December 31, 2024, compared to $114,000 in the same period of 2023. The increase in net cash provided by operating activities is due to the timing of vendor payments.

Working capital was $9.4 million at the end of both December 31, 2024 and September 30, 2024.

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

With the possibility of requiring additional funds for planned capital improvements and the winter season, the Company maintains a $500,000 Line of Credit to ensure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances. The Company has no other liabilities to creditors other than current accounts payable arising from its normal day-to-day operations, financing associated with the company's annual corporate insurance policy and advance Resort rental reservation deposits, none of which are in arrears.

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

Three months ended December 31, 2024 compared to the three months ended December 31, 2023

	Three months ended December 31,
	2024		2023
RV camping site rentals	$1,340,000	65%	$1,334,000	64%
RV storage and towing fees	464,000	23%	504,000	24%
Retail store sales	150,000	7%	151,000	7%
Property lease income	57,000	3%	59,000	3%
Other ancillary services	42,000	2%	37,000	2%
	$2,053,000	100%	$2,085,000	100%

Overall, total revenue was relatively flat in the three months ended December 31, 2024 compared to the same period of 2023 (a $32,000 or 2% decrease).

RV camping site rental revenues increased $6,000 to $1,340,000 in the three months ended December 31, 2024 compared to $1,334,000 in the same period of 2023 primarily because the increase related to a $5 per night rate increase (7%) was offset by the impact of 6% lower occupancy during 2024 than 2023.  Occupancy was lower in 2024 than 2023 because of the timing of weekends and holidays during the calendar quarter.

	Three months ended December 31,
	2024		2023
Paid RV camping site nights	15,921	63%	17,889	67%
Unpaid shareholder nights	9,169	37%	8,914	33%
Total Occupancy	25,090	100%	26,803	100%

Occupancy %	68%		73%

RV storage & towing fees decreased $40,000 to $464,000 in the three months ended December 31, 2024 compared to $504,000 in the same period of 2023, consistent with our storage lots being at full capacity and fluctuations in occupancy that impact towing fees.

Retail store revenues decreased $1,000 to $150,000 in the three months ended December 31, 2024 compared to $151,000 in the same period of 2023 due to the offsetting impact of occupancy and product mix.  The company strives to maintain consistent pricing, which leads to moderate margins for staples such as groceries, ice, wood, and RV parts. Demand for logo-based merchandise drove up revenue as guests purchased newly offered premium apparel items.

Property lease income, which is primarily associated with rental of the RV repair facilities, decreased $2,000 to $57,000 in the three months ended December 31, 2024 compared to $59,000 in same period of 2023.

Operating expenses increased $50,000 to $2,001,000 in the three months ended December 31, 2024 compared to $1,951,000 in same period of 2023. The increase is primarily due a $200,000 increase in professional fees associated with the audit and compliance.  These additional expenses were partially offset by a decrease in facility related costs due to fewer maintenance projects.

Cost of goods sold decreased $11,000 to $76,000 in the three months ended December 31, 2024 compared to $87,000 in the same period of 2023 primarily due to the mix of products sold in the store.  During 2024 we sold an increased proportion of higher margin apparel as our guests are enjoying new logo apparel.

Depreciation and amortization expense increased $30,000 to $137,000 in the three months ended December 31, 2024 compared to $107,000 in the same period of 2023 due primarily to depreciation on three new tow vehicles that were put in service in late 2024.

Other income and expense, net increased $23,000 to $102,000 in the three months ended December 31, 2024, compared to $79,000 in the same period of 2023, primarily because of additional interest on increased cash reserves, as well as increased interest rates in 2024 compared to 2023.

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

Seasonality

The business of the Company is seasonal and is concentrated on prime days of the year which are defined as follows: President's Day weekend, Easter week, Memorial Day weekend, summer vacation months, Labor Day weekend, Thanksgiving week, and Christmas/New Year's week.

Occupancy is impacted by weather patterns, as demand decreases during the rainy season and also in years with more rain. Additionally, occupancy within any particular quarter is impacted by the timing of weekends and holidays within that calendar quarter.

Due the seasonal impact, fall and winter months derive less revenue and profit than the rest of the year. Revenue, paid occupancy and income (loss) from operations for the past eight quarters were as follows:aaa

	2024	2023
Revenue for the three months ended
December 31	$2,053,000	$2,085,000
September 30	$3,027,000	$2,875,000
June 30	$2,680,000	$2,701,000
March 31	$1,935,000	$2,013,000

Paid Occupancy for the three months ended
December 31	15,921	17,889
September 30	22,914	22,961
June 30	20,339	22,665
March 31	14,958	15,833

Income (loss) from operations for the three months ended
December 31	$(161,000)	$(60,000)
September 30	$481,000	$537,000
June 30	$832,000	$653,000
March 31	$(13,000)	$(33,000)

Occupancy during the three months ended December 31, 2024 was less than the comparable three months of the prior year due primarily to the timing of weekends and holidays. Revenue for the three months ended December 31, 2024 dropped less than occupancy for the comparable three months of the prior year due to the $5 per night rate increase established during 2024. Loss from operations for the three months ended December 31, 2024 increased compared to the comparable three months of the prior year due primarily to increased professional advisor fees associated with the annual independent audit.

Occupancy during the quarter ending March 31, 2025 is expected to be seasonally lower, because it is winter, resulting in lower revenue and increased losses than the quarter ended December 31, 2024.

Critical Accounting Estimates

The Company's consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, management could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, the Company's financial condition or results of operations will be affected.

Management bases estimates upon past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. Our critical accounting policies are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our 2024 Annual Report on Form 10-K.

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 2, Significant Accounting Policies, in the Notes to Financial Statements of our 2024 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three months ended December 31, 2024.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing internal control over financial reporting ("ICFR") as defined in Rules 13a-I5(f) and 15(d)-15(f) under the 1934 Act. Our ICFR is intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our ICFR is expected to include policies and procedures that management believes are necessary that:

1.   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company

2.   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and our directors; and

3.   provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Inherent Limitations on Effectiveness of Controls

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

Controls Assessment

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

In connection with our management's assessment of controls over financial reporting during the years ended September 30, 2023 and 2024, we identified a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness that we identified is that we did not have sufficient qualified internal resources related to internal controls over financial reporting. To address this material weakness, during the first quarter of 2024 we evaluated our ongoing staffing requirements, appointed a new CFO and implemented additional review controls to ensure timely and accurate reconciliations, as well as proper financial reporting.  During the quarter ended September 30, 2024, management further supplemented the company's internal accounting resources with an experienced temporary controller consultant who was responsible for reviewing our internal control processes and performing second level reviews of financial reporting under the oversight of the recently appointed Chief Financial Officer. As of December 31, 2024, we conclude that we have not sufficiently remediated this control deficiency because the additional controls have not been operating effectively for a sufficient period of time.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (George Pappi, Jr., President and Chairman of the Board, and Chief Executive Officer/principal executive officer)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Suzanne M Colvin, Chief Financial Officer, principal financial officer, and principal accounting officer)

32.1	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (George Pappi, Jr., President and Chairman of the Board, and Chief Executive Officer/principal executive officer and Suzanne M Colvin, Chief Financial Officer, principal financial officer, and principal accounting officer)

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.

    (Registrant)

Date:             February 14, 2025

Signature:     /s/ GEORGE PAPPI, JR.

George Pappi, Jr., President, and Chairman of the Board
(Chief Executive Officer/Principal executive officer)

Date:             February 14, 2025

Signature:     /s/ SUZANNE M COLVIN

Suzanne M Colvin, V.P. - Finance/Chief Financial Officer

(Principal financial officer and principal accounting officer)