Form 10-Q
period 2025-03-31
PISMO COAST VILLAGE INC
filed 2025-05-15
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
1,774

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Pismo Coast Village, Inc.

Balance Sheets
as of March 31, 2025 (unaudited) and September 30, 2024

	March 31,	September 30,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$401,000	$333,000
Cash reserved for capital improvements and deferred maintenance	12,704,000	10,453,000
Investments	-	1,098,000
Accounts receivable, net of allowance for credit losses of $17,000 and $20,000, respectively	45,000	45,000
Inventories, net	102,000	81,000
Prepaid income taxes	300,000	396,000
Prepaid expenses	155,000	389,000
Total current assets	13,707,000	12,795,000

Property and equipment, net	16,541,000	16,738,000

	$30,248,000	$29,533,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$387,000	$390,000
Accrued wages and related	97,000	304,000
Customer deposits	3,629,000	2,310,000
Notes payable	62,000	210,000
Current portion of operating lease obligation	44,000	41,000
Current portion of finance lease obligations	105,000	113,000
Total current liabilities	4,324,000	3,368,000

Long-term liabilities
Deferred income taxes	468,000	468,000
Building security deposits	25,000	25,000
Operating lease obligation, net of current portion	8,000	34,000
Finance lease obligations, net of current portion	494,000	543,000
Total liabilities	5,319,000	4,438,000

Stockholders' equity
Common stock - no par value, 1,800 shares authorized, 1,774 shares issued and outstanding	5,566,000	5,566,000
Retained earnings	19,363,000	19,523,000
Accumulated other comprehensive income	-	6,000
Total stockholders' equity	24,929,000	25,095,000

Total liabilities and stockholders' equity	$30,248,000	$29,533,000

The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.

Statements of Comprehensive Income (Loss)
for the Three and Six Months Ended March 31, 2025 and 2024
(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Revenue
Resort operations	$1,769,000	$1,719,000	$3,615,000	$3,594,000
Retail operations	140,000	136,000	290,000	287,000
Property lease income	57,000	80,000	114,000	139,000
Total revenue	1,966,000	1,935,000	4,019,000	4,020,000

Cost and expenses
Operating expenses	1,941,000	1,768,000	3,942,000	3,719,000
Cost of goods sold	72,000	80,000	148,000	167,000
Depreciation and amortization	140,000	100,000	277,000	207,000
Total cost and expenses	2,153,000	1,948,000	4,367,000	4,093,000

Loss from operations	(187,000)	(13,000)	(348,000)	(73,000)

Other income and expense, net	82,000	54,000	184,000	133,000

Income (loss) before provision for income tax	(105,000)	41,000	(164,000)	60,000

Income tax provision (benefit)	-	24,000	(4,000)	27,000

Net income (loss)	$(105,000)	$17,000	$(160,000)	$33,000

Weighted average shares (basic and diluted)	1,774	1,774	1,774	1,774

Net income (loss) per share (basic and diluted)	$(59)	$10	$(90)	$19

Net income (loss)	$(105,000)	$17,000	$(160,000)	$33,000

Other comprehensive income (loss)
Change in unearned gain on investments	-	14,000	(6,000)	21,000
Comprehensive income (loss)	$(105,000)	$31,000	$(166,000)	$54,000

Total comprehensive income (loss) per share	$(59)	$17	$(94)	$30

The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.

Statements of Changes in Stockholders' Equity & Accumulated Other Comprehensive Income
for the Six Months Ended March 31, 2025 and 2024
(unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total

Balance - September 30, 2023	1,774	$5,566,000	$18,423,000	$35,000	$24,024,000

Net income	-	-	33,000	-	33,000

Other comprehensive income	-	-	-	21,000	21,000

Balance - March 31, 2024	1,774	$5,566,000	$18,456,000	$56,000	$24,078,000

Balance - September 30, 2024	1,774	$5,566,000	$19,523,000	$6,000	$25,095,000

Net loss	-	-	(160,000)	-	(160,000)

Other comprehensive loss	-	-	-	(6,000)	(6,000)

Balance - March 31, 2025	1,774	$5,566,000	$19,363,000	$-	$24,929,000

The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.

Statements of Cash Flows
for the Six Months Ended March 31, 2025 and 2024
(unaudited)

	Six months ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(160,000)	$33,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	277,000	207,000
Deferred income tax expense	-	(2,000)
Amortization of operating lease right-of-use asset	21,000	-
Other non-cash expenses	13,000	23,000
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	(22,000)
Inventories	(21,000)	(48,000)
Prepaid income taxes	96,000	(124,000)
Prepaid expenses	234,000	211,000
Accounts payable and accrued liabilities	(3,000)	37,000
Accrued wages and related	(207,000)	(262,000)
Customer deposits	1,319,000	1,282,000
Operating lease liability	(23,000)	-
Net cash provided by operating activities	1,545,000	1,335,000

Cash flows from investing activities
Capital expenditures	(113,000)	(201,000)
Redemption (purchase) of investments, net	1,092,000	(7,000)
Net cash provided by (used in) investing activities	979,000	(208,000)

Cash flows from financing activities
Principal payments on finance lease obligations	(57,000)	(73,000)
Principal payments on notes payable	(148,000)	-
Net cash used in financing activities	(205,000)	(73,000)

Net increase in cash and cash equivalents	2,319,000	1,054,000

Cash and cash equivalents - beginning of period	10,786,000	9,293,000

Cash and cash equivalents - end of period	$13,105,000	$10,347,000

Schedule of payments of interest and taxes
Cash paid for income tax	$50,000	$150,000
Cash paid for interest	$40,000	$4,000

 The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements

March 31, 2025

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

In the opinion of management, the unaudited Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. The results of operations for the three and six months ended March 31, 2025 are not necessarily indicative of the results expected for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to current year presentation. Namely, revenue from property leases is presented as a separate revenue line on the Statements of Comprehensive Income (Loss).

These unaudited Financial Statements should be read in conjunction with the audited Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
March 31, 2025

Seasonality

The Company's business is seasonal in nature with the three months ending September 30, the summer, being its busiest quarter, as can be seen by the following table which depicts quarterly revenue and income (loss) from operations for the past nine quarters:

	2025	2024	2023
Revenue for the three months ended
March 31	$1,966,000	$1,935,000	$2,013,000
June 30		$2,680,000	$2,701,000
September 30		$3,027,000	$2,875,000
December 31		$2,053,000	$2,085,000

Income (loss) from operations for the three months ended
March 31	$(187,000)	$(13,000)	$(33,000)
June 30		$832,000	$653,000
September 30		$481,000	$537,000
December 31		$(161,000)	$(60,000)

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

Note 2:  Significant Accounting Policies

During the six months ended March 31, 2025, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Disaggregation of Revenue

The following table summarizes disaggregated revenue totals and percentages of revenue for the three and six months ended March 31, 2025 and 2024 (unaudited):

	Three months ended March 31,				Six months ended March 31,
	2025		2024		2025		2024

RV camping site rentals	1,246,000	63%	$1,237,000	64%	$2,586,000	64%	$2,572,000	64%
RV storage and towing fees	481,000	25%	443,000	23%	945,000	24%	947,000	24%
Retail store sales	140,000	7%	136,000	7%	290,000	7%	287,000	7%
Property lease income	57,000	3%	80,000	4%	114,000	3%	139,000	3%
Other ancillary services	42,000	2%	39,000	2%	84,000	2%	75,000	2%
	1,966,000	100%	$1,935,000	100%	$4,019,000	100%	$4,020,000	100%

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
March 31, 2025

Tourism Taxes

As of March 31, 2025 and September 30, 2024, the Company had $68,000, and $80,000 in Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued liabilities on the Balance Sheets, respectively.

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

The Company keeps day-to-day operating cash with a single bank in a non-CDARS account.  Due to large fluctuations in operating cash, there may be times when the amount of operating cash is above the $250,000 FDIC threshold. At September 30, 2024, the operating account balance was fully insured because it was less than the FDIC threshold. At March 31, 2025 the Company had cash deposits in the operating checking account with Pacific Premier Bank which exceeded the $250,000 federally insured limit by $141,000.

Fair Value Measurements

Our financial assets and liabilities consist principally of cash, cash equivalents, investments, accounts receivable, accounts payable, and rental deposits, and are reported at fair value.

The Company had no US Treasury instruments with an original maturity longer than three months as of March 31, 2025. The fair value of US Treasury instruments with an original maturity longer than three months as of September 30, 2024 was $1,098,000.

During the six months ended March 31, 2025, there was no material change in the items we measure and record at fair value on a recurring basis. Additionally, there were no transfers between levels of the fair value hierarchy for the six months ended March 31, 2025.

Advertising

Advertising expense was $10,000 and $4,000 for the three months ended March 31, 2025 and 2024, respectively.  Advertising expense was $20,000 and $18,000 for the six months ended March 31, 2025 and 2024, respectively.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
March 31, 2025

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

Note 3:  Balance Sheet Components

Property and Equipment

At March 31, 2025 and September 30, 2024, property and equipment include the following:

	March 31,	September 30,
	2025	2024
	(unaudited)
Land	$11,609,000	$11,609,000
Building and resort improvements	13,405,000	13,382,000
Furniture, fixtures and equipment	1,033,000	1,033,000
Transportation equipment	1,082,000	1,062,000
Operating lease right-of-use asset	85,000	85,000
Construction in progress	191,000	147,000
	27,405,000	27,318,000
Less accumulated depreciation and amortization	(10,864,000)	(10,580,000)
	$16,541,000	$16,738,000

Transportation equipment includes assets under finance leases. Refer to Note 5 for additional information.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
March 31, 2025

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include trade payables, tourism taxes payable, property taxes payable, and other liabilities. The following table summarizes accounts payable and accrued liabilities as of March 31, 2025 and September 30, 2024:

	March 31,	September 30,
	2025	2024
	(unaudited)
Trade accounts payable	$115,000	$73,000
Accrued expenses	70,000	99,000
Tourism taxes payable	68,000	80,000
Property taxes payable	66,000	66,000
Other	68,000	72,000
	$387,000	$390,000

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

Note 4:  Financing Transactions

Insurance Financing

During July 2024, the Company entered into an agreement to finance a portion of its commercial insurance premiums. The amount financed totaled $296,000 and carries a 12.9% interest rate. As of March 31, 2025 and September 30, 2024, the amount of this note totaled $62,000 and $210,000, respectively. This note is expected to be fully paid by May 2025.  Interest expense associated with this agreement totaled $3,000 and $9,000 during the three and six months ended March 31, 2025.

Line of Credit

The Company has a revolving line of credit with Pacific Premier Bank for $500,000, expiring April 1, 2026. There was no outstanding balance on the line of credit as of March 31, 2025 or September 30, 2024.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
March 31, 2025

Note 5:  Leases

The Company has both finance and operating leases.  Finance leases are primarily for transportation equipment and are generally 60-84 months in duration with maturities through September 2031. The Company's one operating lease is for a storage lot and has a maturity date in 2026.

The following table summarizes the future minimum payments under lease liabilities as of March 31, 2025:

For the Fiscal Year Ending Sept. 30,	Finance Leases	Operating Lease
2025 (6 months)	$86,000	$24,000
2026	162,000	32,000
2027	154,000	-
2028	154,000	-
2029	131,000	-
Thereafter	107,000	-
Total future minimum payments	794,000	56,000
Less amount representing interest	(195,000)	(4,000)
Total lease obligations	599,000	52,000
Less current portion of lease obligations	(105,000)	(44,000)
Lease obligations, net of current portion	$494,000	$8,000

The following table summarizes the components of the lease cost for the three and six months ended March 31, 2025 and 2024 (unaudited):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$33,000	$13,000	$67,000	$27,000
Interest on lease liabilities	18,000	1,000	35,000	2,000
Total finance lease cost	$51,000	$14,000	$102,000	$29,000

Operating lease cost	$11,000	$11,000	$25,000	$22,000

Supplemental balance sheet information related to leases as of March 31, 2025 and September 30, 2024 is as follows:

	March 31,	September 30,
	2025	2024
	(unaudited)
Right-of-use assets, gross	$836,000	$836,000
Accumulated amortization	(276,000)	(210,000)
Net asset value included in property and equipment, net	$560,000	$626,000

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
March 31, 2025

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate as of March 31, 2025 and September 30, 2024:

	March 31,	September 30,
	2025	2024
	(unaudited)
Weighted-average remaining lease term
Finance leases	5.5 years	4.5 years
Operating lease	1.25 years	1.75 years

Weighted-average discount rate
Finance leases	11.1%	8.7%
Operating lease	12.0%	12.0%

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

For the Fiscal Year Ending Sept. 30,
2025 (6 months)	$115,000
2026	193,000
2027	153,000
2028	154,000
2029	156,000
Thereafter	717,000
$1,488,000

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
March 31, 2025

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

Note 9:  Employee Retirement Plans

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company's matching portion of the 401(k) safe harbor plan was $20,000 and $25,000 for the three months ended March 31, 2025 and 2024, respectively, and $38,000 and $54,000 for the six months ended March 31, 2025 and 2024, respectively.

Note 10: Subsequent Events

Events subsequent to March 31, 2025 have been evaluated through May 15, 2025, which is the date the financial statements were issued, and management did not identify any subsequent events that require adjustment or disclosure in the financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement on Forward Looking Information

The following analysis discusses the Company's financial condition as of March 31, 2025, compared with March 31, 2024. The discussion should be read in conjunction with the unaudited financial statements and the related notes to the financial statements included elsewhere in this Form 10-Q.

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

According to the 2025 KOA Camping & Outdoor Hospitality Report, the outlook for the industry remains strong, with 71% of campers planning trips. Among them, 54% have already booked or plan to book their stay within five weeks of their trip.  Of those planning to camp, 63% are staying within 150 miles of their home.

Many first-time campers prefer campgrounds or outdoor resorts that offer a variety of amenities and services.  As a result, they often have good to great experiences.  In fact, 87% who report having a great experience are likely to continue to camp in the future. Beach camping has emerged as the top wellness trend, with more campers seeking the calming effects of the ocean.  Boomers (68%) and Gen X (63%) are especially drawn to beach walks as a way to unwind.

The rising costs of travel have impacted 8-in-10 campers.  Campers are adjusting their travel plans, spending less while traveling without giving up their trips, with only 9% planning fewer nights under the stars compared to last year.  Earlier in the year, travelers were optimistic about their ability to spend more on travel experiences, with 74% planning to spend the same or more than in 2024.  With recent shifts in the economy, the percentage of travelers who say they plan to spend less while traveling has doubled from 13% to 26% in just three months.

RV storage remains in demand and a primary revenue source for the Company. As of March 2025, the waitlist for new storage clients exceeds 300. To meet this demand, the Company is progressing with plans to develop an estimated 150-unit storage facility on a new 4.42 acre property in Nipomo. RV storage offers customers several advantages, including eliminating the stress of towing, reducing the need to own a tow vehicle, enabling shared use among family members, and providing added convenience.

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

Net cash provided by operating activities was approximately $1.5 million in the six months ended March 31, 2025, compared to $1.3 million in the same period of 2024. The increase in net cash provided by operating activities is due to the timing of customer deposits, which are generally required six months in advance, so significant deposits are received in the six months prior to the summer season.

Working capital was $9.4 million at the end of both March 31, 2025 and September 30, 2024.

The Company plans approximately $1.1 million of additional capital expenditures in fiscal year 2025 to further enhance the Resort facilities and services. The most significant capital project is development of the 4.42 acre property in Nipomo for RV Storage. In addition, the Company is in the process of renovating the mini golf course. Funding for these projects is expected to come from normal operating cash flows and cash reserves. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

With the possibility of requiring additional funds for planned capital improvements and the winter season, the Company maintains a $500,000 Line of Credit to ensure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash balances. The Company has no other liabilities to creditors other than current accounts payable arising from its normal day-to-day operations, financing associated with the company's annual corporate insurance policy and financing leases, and advance Resort rental reservation deposits, none of which are in arrears.

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

Results of Operations

The Company's revenue streams originate primarily from three sources: (a) RV camping site rentals, (b) RV storage & towing fees, and (c) retail sales through a general store. In addition, the Company generates revenue from leases of real property, such as our RV retail storefront, RV repair facility and cell towers on our real property and from other ancillary services, such as the restaurant, arcade and laundromat.

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

	Three months ended March 31,
	2025		2024
RV camping site rentals	$1,246,000	63%	$1,237,000	64%
RV storage and towing fees	481,000	25%	443,000	23%
Retail store sales	140,000	7%	136,000	7%
Property lease income	57,000	3%	80,000	4%
Other ancillary services	42,000	2%	39,000	2%
	$1,966,000	100%	$1,935,000	100%

Overall, total revenue was relatively flat in the three months ended March 31, 2025 compared to the same period of 2024 (a $31,000 or 2% increase).

RV camping site rental revenues increased $9,000 to $1,246,000 in the three months ended March 31, 2025 compared to $1,237,000 in the same period of 2024 primarily due to a $5 per night rate increase (7%) offset by the impact of 2% lower occupancy during 2025 than 2024.  Occupancy was lower in 2025 than 2024 because of the timing of weekends and holidays during the calendar quarter.

	Three months ended March 31,
	2025		2024
Paid RV camping site nights	14,571	68%	14,958	68%
Unpaid shareholder nights	6,747	32%	7,029	32%
Total Occupancy	21,318	100%	21,987	100%

Occupancy %	59%		61%

Sites Not Occupied	14,682	41%	14,013	39%
Total Capacity	36,000		36,000

RV storage & towing fees increased $38,000 to $481,000 in the three months ended March 31, 2025 compared to $443,000 in the same period of 2024, due to a $5 per month rate increase effective January 2025 while our storage lots continued to be at full capacity and fluctuations in occupancy that impact towing fees.

Retail store revenues increased $4,000 to $140,000 in the three months ended March 31, 2025 compared to $136,000 in the same period of 2024 due to the offsetting impact of occupancy and product mix.  The company strives to maintain consistent pricing, which leads to moderate margins for staples such as groceries, ice, wood, and RV parts. Demand for logo-based merchandise drove up revenue as guests purchased newly offered premium apparel items.

Property lease income, which is primarily associated with rental of the RV repair facilities, decreased $23,000 to $57,000 in the three months ended March 31, 2025 compared to $80,000 in same period of 2024 due to a delayed lease renewal from 2023.

Operating expenses increased $173,000 to $1,941,000 in the three months ended March 31, 2025 compared to $1,768,000 in same period of 2024. The increase is primarily due an $87,000 increase in professional fees associated with accounting, payroll and compliance, a $43,000 increase in energy costs, and a $34,000 increase in storage operating costs.

Cost of goods sold decreased $8,000 to $72,000 in the three months ended March 31, 2025 compared to $80,000 in the same period of 2024 primarily due to the mix of products sold in the store.  During 2024 we sold an increased proportion of higher margin apparel as our guests are enjoying new logo apparel.

Depreciation and amortization expense increased $40,000 to $140,000 in the three months ended March 31, 2025 compared to $100,000 in the same period of 2024 due primarily to depreciation on three new tow vehicles that were put in service and additional equipment leases in late 2024.

Other income and expense, net increased $28,000 to $82,000 in the three months ended March 31, 2025, compared to $54,000 in the same period of 2024, primarily because of additional interest on increased cash reserves, as well as increased interest rates in 2025 compared to 2024.

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

Six months ended March 31, 2025 compared to the six months ended March 31, 2024

	Six months ended March 31,
	2025		2024

RV camping site rentals	$2,586,000	64%	$2,572,000	64%
RV storage and towing fees	945,000	24%	947,000	24%
Retail store sales	290,000	7%	287,000	7%
Property lease income	114,000	3%	139,000	3%
Other ancillary services	84,000	2%	75,000	2%
	$4,019,000	100%	$4,020,000	100%

Overall, total revenue was flat in the six months ended March 31, 2025 compared to the same period of 2024 (a $1,000 decrease).

RV camping site rental revenues increased $14,000 to $2,586,000 in the six months ended March 31, 2025 compared to $2,572,000 in the same period of 2024 primarily due to a $5 per night rate increase (7%) offset by the impact of 3% lower occupancy during 2025 than 2024.  Occupancy was lower in 2025 than 2024 because of the timing of weekends and holidays during the calendar quarter.

	Six months ended March 31,
	2025		2024

Paid RV camping site nights	30,492	66%	32,847	67%
Unpaid shareholder nights	15,916	34%	15,943	33%
Total Occupancy	46,408	100%	48,790	100%

Occupancy %	64%		67%

Sites Not Occupied	26,392	36%	24,010	33%
Total Capacity	72,800		72,800

RV storage & towing fees decreased $2,000 to $945,000 in the six months ended March 31, 2025 compared to $947,000 in the same period of 2024, consistent with our storage lots being at full capacity and fluctuations in occupancy that impact towing fees.

Retail store revenues increased $3,000 to $290,000 in the six months ended March 31, 2025 compared to $287,000 in the same period of 2024 due to the offsetting impact of occupancy and product mix.  The company strives to maintain consistent pricing, which leads to moderate margins for staples such as groceries, ice, wood, and RV parts. Demand for logo-based merchandise drove up revenue as guests purchased newly offered premium apparel items.

Property lease income, which is primarily associated with rental of the RV repair facilities, decreased $25,000 to $114,000 in the six months ended March 31, 2025 compared to $139,000 in same period of 2024 due to a delayed lease renewal from 2023.

Operating expenses increased $223,000 to $3,942,000 in the six months ended March 31, 2025 compared to $3,719,000 in same period of 2024. The increase is primarily due a $277,000 increase in professional fees associated with accounting, audit and compliance and a $46,000 increase in utilities expenses.  These additional expenses were offset by a $101,000 decrease in facility related costs due to fewer maintenance projects.

Cost of goods sold decreased $19,000 to $148,000 in the six months ended March 31, 2025 compared to $167,000 in the same period of 2024 primarily due to the mix of products sold in the store.  During 2024 we sold an increased proportion of higher margin apparel as our guests are enjoying new logo apparel.

Depreciation and amortization expense increased $70,000 to $277,000 in the six months ended March 31, 2025 compared to $207,000 in the same period of 2024 due primarily to depreciation on three new tow vehicles that were put in service and additional equipment leases in late 2024.

Other income and expense, net increased $51,000 to $184,000 in the six months ended March 31, 2025, compared to $133,000 in the same period of 2024, primarily because of additional interest on increased cash reserves, as well as increased interest rates in 2025 compared to 2024.

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

Due the seasonal impact, fall and winter months derive less revenue and profit than the rest of the year. Revenue, paid occupancy and income (loss) from operations for the past nine quarters were as follows:

	2025	2024	2023
Revenue for the three months ended
March 31	$1,966,000	$1,935,000	$2,013,000
June 30		$2,680,000	$2,701,000
September 30		$3,027,000	$2,875,000
December 31		$2,053,000	$2,085,000

Paid Occupancy for the three months ended (nights)
March 31	14,571	14,958	15,833
June 30		20,339	22,665
September 30		22,914	22,961
December 31		15,921	17,889

Income (loss) from operations for the three months ended
March 31	$(187,000)	$(13,000)	$(33,000)
June 30		$832,000	$653,000
September 30		$481,000	$537,000
December 31		$(161,000)	$(60,000)

Occupancy during the three months ended March 31, 2025 was slightly less than the same period of 2024 due primarily to the timing of weekends and holidays. Revenue for the three months ended March 31, 2025 was slightly up from the same period of 2024, due primarily to the $5 per night rate increase established during 2024. Loss from operations for the three months ended March 31, 2025 increased compared to the same period of 2024 due primarily to increased professional advisor fees associated with the annual independent audit.

Occupancy during the quarter ending June 30, 2025 is expected to be seasonally higher than the three months ended March 31, 2025, because it is spring, resulting in higher revenue and profitability.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 2, Significant Accounting Policies, in the Notes to Financial Statements of our 2024 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the six months ended March 31, 2025.

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

The material weakness that we identified is that we did not have sufficient qualified internal resources related to internal controls over financial reporting. To address this material weakness, during the first quarter of 2024 we evaluated our ongoing staffing requirements, appointed a new CFO and implemented additional review controls to ensure timely and accurate reconciliations, as well as proper financial reporting.  During the quarter ended September 30, 2024, management further supplemented the company's internal accounting resources with an experienced temporary controller consultant who was responsible for reviewing our internal control processes and performing second level reviews of financial reporting under the oversight of the recently appointed Chief Financial Officer. As of March 31, 2025, we conclude that we have not sufficiently remediated this control deficiency because the additional controls have not been operating effectively for a sufficient period of time.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (George Pappi, President and Chairman of the Board, and Chief Executive Officer/principal executive officer)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Suzanne M Colvin, Chief Financial Officer, principal financial officer, and principal accounting officer)

32.1	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (George Pappi, President and Chairman of the Board, and Chief Executive Officer/principal executive officer and Suzanne M Colvin, Chief Financial Officer, principal financial officer, and principal accounting officer)

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.

(Registrant)

Date: May 15, 2025

Signature:     /s/ GEORGE PAPPI

George Pappi, President, and Chairman of the Board

 (Chief Executive Officer/Principal executive officer)

Date: May 15, 2025

Signature:     /s/ SUZANNE M COLVIN

Suzanne M Colvin, V.P. - Finance/Chief Financial Officer

(Principal financial officer and principal accounting officer)