Form 10-Q
period 2025-06-30
PISMO COAST VILLAGE INC
filed 2025-08-13
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,774

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Pismo Coast Village, Inc.

Balance Sheets
as of June 30, 2025 (unaudited) and September 30, 2024

	June 30,	September 30,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,593,000	$333,000
Cash reserved for capital improvements and deferred maintenance	11,701,000	10,453,000
Investments	-	1,098,000
Accounts receivable, net of allowance for credit losses of $27,000 and $20,000, respectively	34,000	45,000
Inventories, net	110,000	81,000
Prepaid income taxes	119,000	396,000
Prepaid expenses	521,000	389,000
Total current assets	14,078,000	12,795,000

Property and equipment, net	16,455,000	16,738,000

Total assets	$30,533,000	$29,533,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$363,000	$390,000
Accrued wages and related	92,000	304,000
Customer deposits	3,460,000	2,310,000
Notes payable	-	210,000
Current portion of operating lease obligation	42,000	41,000
Current portion of finance lease obligations	104,000	113,000
Total current liabilities	4,061,000	3,368,000

Long-term liabilities
Deferred income taxes	468,000	468,000
Building security deposits	25,000	25,000
Operating lease obligation, net of current portion	-	34,000
Finance lease obligations, net of current portion	468,000	543,000
Total liabilities	5,022,000	4,438,000

Stockholders' equity
Common stock - no par value, 1,800 shares authorized, 1,774 shares issued and outstanding	5,566,000	5,566,000
Retained earnings	19,945,000	19,523,000
Accumulated other comprehensive income	-	6,000

Total stockholders' equity	25,511,000	25,095,000

Total liabilities and stockholders' equity	$30,533,000	$29,533,000

The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.

Statements of Comprehensive Income (Loss)
for the Three and Nine months ended June 30, 2025 and 2024
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Revenue
Resort operations	$2,639,000	$2,415,000	$6,254,000	$6,029,000
Retail operations	214,000	205,000	504,000	492,000
Property lease income	58,000	60,000	172,000	179,000
Total revenue	2,911,000	2,680,000	6,930,000	6,700,000

Cost and expenses
Operating expenses	1,851,000	1,636,000	5,793,000	5,376,000
Cost of goods sold	110,000	108,000	258,000	276,000
Depreciation and amortization	140,000	104,000	417,000	311,000
Total cost and expenses	2,101,000	1,848,000	6,468,000	5,963,000

Income from operations	810,000	832,000	462,000	737,000

Other income and expense, net	103,000	100,000	287,000	275,000

Income before provision for income tax	913,000	932,000	749,000	1,012,000

Income tax provision	331,000	276,000	327,000	303,000

Net income	$582,000	$656,000	$422,000	$709,000

Weighted average shares (basic and diluted)	1,774	1,774	1,774	1,774

Net income per share (basic and diluted)	$328	$370	$238	$400

Net income	$582,000	$656,000	$422,000	$709,000

Other comprehensive income (loss)
Change in unearned gain on investments	-	55,000	(6,000)	62,000
Comprehensive income	$582,000	$711,000	$416,000	$771,000

Total comprehensive income per share	$328	$401	$234	$435

The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.

Statements of Changes in Stockholders' Equity & Accumulated Other Comprehensive Income
for the Nine months ended June 30, 2025 and 2024
(unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total

Balance - September 30, 2023	1,774	$5,566,000	$18,423,000	$35,000	$24,024,000

Net income	-	-	709,000	-	709,000

Other comprehensive income	-	-	-	62,000	62,000

Balance - June 30, 2024	1,774	$5,566,000	$19,132,000	$97,000	$24,795,000

Balance - September 30, 2024	1,774	$5,566,000	$19,523,000	$6,000	$25,095,000

Net income	-	-	422,000	-	422,000

Other comprehensive loss	-	-	-	(6,000)	(6,000)

Balance - June 30, 2025	1,774	$5,566,000	$19,945,000	$-	$25,511,000

The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.

Statements of Cash Flows
for the Nine months ended June 30, 2025 and 2024
(unaudited)

	Nine months ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$422,000	$709,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	417,000	311,000
Deferred income tax expense	-	(29,000)
Amortization of operating lease right-of-use asset	32,000	-
Other non-cash expenses	21,000	(20,000)
Changes in operating assets and liabilities:
Accounts receivable	5,000	(24,000)
Inventories	(29,000)	(71,000)
Prepaid income taxes	277,000	56,000
Prepaid expenses	(132,000)	217,000
Accounts payable and accrued liabilities	(27,000)	(26,000)
Accrued wages and related	(212,000)	(244,000)
Customer deposits	1,150,000	1,174,000
Operating lease liability	(33,000)	-
Net cash provided by operating activities	1,891,000	2,053,000

Cash flows from investing activities
Capital expenditures	(181,000)	(258,000)
Purchase of investments, net	1,092,000	-
Net cash provided by (used in) investing activities	911,000	(258,000)

Cash flows from financing activities
Principal payments on finance lease obligations	(84,000)	(46,000)
Principal payments on notes payable	(210,000)	-
Net cash used in financing activities	(294,000)	(46,000)

Net increase in cash and cash equivalents	2,508,000	1,749,000

Cash and cash equivalents - beginning of period	10,786,000	10,335,000

Cash and cash equivalents - end of period	$13,294,000	$12,084,000

Reconciliation of Cash and Cash Equivalents Per Balance Sheets:
Cash and equivalents	$1,593,000	$2,136,000
Cash reserved for capital improvements	11,701,000	9,948,000
Cash and cash equivalents per statement of cash flows	$13,294,000	$12,084,000

Schedule of payments of interest and taxes
Cash paid for income tax	$-	$275,000
Cash paid for interest	$17,000	$2,000

Supplemental schedule of non-cash activities
Assets acquired under finance leases	$-	$100,000

The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements

June 30, 2025

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

In the opinion of management, the unaudited Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. The results of operations for the three and nine months ended June 30, 2025 are not necessarily indicative of the results expected for the entire fiscal year.

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

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
June 30, 2025

Seasonality

The Company's business is seasonal in nature with the three months ending September 30, the summer, being its busiest quarter, as illustrated by the following table which depicts quarterly revenue and income (loss) from operations for the past ten quarters:

	2025	2024	2023
Revenue for the three months ended
June 30	$2,911,000	$2,680,000	$2,701,000
September 30		$3,027,000	$2,875,000
December 31		$2,053,000	$2,085,000
March 31	$1,966,000	$1,935,000	$2,013,000

Income (loss) from operations for the three months ended
June 30	$810,000	$832,000	$653,000
September 30		$481,000	$537,000
December 31		$(161,000)	$(60,000)
March 31	$(187,000)	$(13,000)	$(33,000)

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

Note 2:  Significant Accounting Policies

During the nine months ended June 30, 2025, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Disaggregation of Revenue

The following table summarizes disaggregated revenue totals and percentages of revenue for the three and nine months ended June 30, 2025 and 2024 (unaudited):

	Three months ended June 30,				Nine months ended June 30,
	2025		2024		2025		2024

RV camping site rentals	2,041,000	70%	$1,914,000	71%	$4,627,000	67%	$4,486,000	67%
RV storage and towing fees	535,000	19%	$479,000	18%	1,479,000	21%	1,426,000	21%
Retail store sales	214,000	7%	$205,000	8%	504,000	7%	492,000	7%
Property lease income	58,000	2%	60,000	2%	172,000	3%	179,000	3%
Other ancillary services	63,000	2%	22,000	1%	148,000	2%	117,000	2%
	2,911,000	100%	$2,680,000	100%	$6,930,000	100%	$6,700,000	100%

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
June 30, 2025

Tourism Taxes

As of June 30, 2025 and September 30, 2024, the Company had $117,000 and $80,000 in Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued liabilities on the Balance Sheets, respectively.

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

The Company keeps day-to-day operating cash with a single bank in non-CDARS accounts.  Due to large fluctuations in operating cash, there may be times when the amount of operating cash is above the $250,000 FDIC threshold. At September 30, 2024, the operating account balance was fully insured because it was less than the FDIC threshold. At June 30, 2025, the Company had cash deposits in the operating accounts with Pacific Premier Bank which exceeded the $250,000 federally insured limit by $207,000.

Fair Value Measurements

Our financial assets and liabilities consist principally of cash, cash equivalents, investments, accounts receivable, accounts payable, and rental deposits, and are reported at fair value.

The Company had no US Treasury instruments with an original maturity longer than three months as of June 30, 2025. The fair value of US Treasury instruments with an original maturity longer than three months as of June 30, 2024 was $1,082,000.

During the nine months ended June 30, 2025, there was no material change in the items we measure and record at fair value on a recurring basis. Additionally, there were no transfers between levels of the fair value hierarchy for the nine months ended June 30, 2025.

Advertising

Advertising expense was $10,000 and $5,000 for the three months ended June 30, 2025 and 2024, respectively.  Advertising expense was $30,000 and $23,000 for the nine months ended June 30, 2025 and 2024, respectively.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
June 30, 2025

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

Note 3:  Balance Sheet Components

Property and Equipment

At June 30, 2025 and September 30, 2024, property and equipment include the following:

	June 30,	September 30,
	2025	2024
	(unaudited)
Land	$11,609,000	$11,609,000
Building and resort improvements	13,437,000	13,382,000
Furniture, fixtures and equipment	1,043,000	1,033,000
Transportation equipment	1,002,000	1,062,000
Operating lease right-of-use asset	85,000	85,000
Construction in progress	210,000	147,000
	27,386,000	27,318,000
Less accumulated depreciation and amortization	(10,931,000)	(10,580,000)
	$16,455,000	$16,738,000

Transportation equipment includes assets under finance leases. Refer to Note 5 for additional information.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
June 30, 2025

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include trade payables, tourism taxes payable, property taxes payable, and other liabilities. The following table summarizes accounts payable and accrued liabilities as of June 30, 2025 and September 30, 2024:

	June 30,	September 30,
	2025	2024
	(unaudited)
Trade accounts payable	$113,000	$73,000
Accrued expenses	67,000	99,000
Tourism taxes payable	117,000	80,000
Property taxes payable	-	66,000
Other	66,000	72,000
	$363,000	$390,000

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

Note 4:  Financing Transactions

Insurance Financing

During July 2024, the Company entered into an agreement to finance a portion of its commercial insurance premiums. The amount financed totaled $296,000 and carried a 12.9% interest rate. As of September 30, 2024, the amount of this note totaled $210,000. The note was paid in full as of May 2025.  Interest expense associated with this agreement totaled $300 and $9,000 during the three and nine months ended June 30, 2025.

Line of Credit

The Company has a revolving line of credit with Pacific Premier Bank for $500,000, expiring April 1, 2026. There was no outstanding balance on the line of credit as of June 30, 2025 or September 30, 2024.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
June 30, 2025

Note 5:  Leases

The Company has both finance and operating leases.  Finance leases are primarily for transportation equipment and are generally 60-84 months in duration with maturities through September 2031. The Company's one operating lease is for a storage lot and has a maturity date in 2026.

The following table summarizes the future minimum payments under lease liabilities as of June 30, 2025:

For the Fiscal Year Ending Sept. 30,	Finance Leases	Operating Lease
2025 (3 months)	$44,000	$12,000
2026	159,000	32,000
2027	154,000	-
2028	154,000	-
2029	131,000	-
Thereafter	107,000	-
Total future minimum payments	749,000	44,000
Less amount representing interest	(177,000)	(2,000)
Total lease obligations	572,000	42,000
Less current portion of lease obligations	(104,000)	(42,000)
Lease obligations, net of current portion	$468,000	$-

Subsequent to June 30, 2025, the Company entered into a $111,000 lease for another transportation vehicle on August 1, 2025, which requires $23,000 annual payments through July 31, 2032.

The following table summarizes the components of the lease cost for the three and nine months ended June 30, 2025 and 2024 (unaudited):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$34,000	$13,000	$101,000	$38,000
Interest on lease liabilities	17,000	4,000	52,000	5,000
Total finance lease cost	$51,000	$17,000	$153,000	$43,000

Operating lease cost	$11,000	$11,000	$36,000	$33,000

Supplemental balance sheet information related to leases as of June 30, 2025 and September 30, 2024 is as follows:

	June 30,	September 30,
	2025	2024
	(unaudited)
Right-of-use assets, gross	$754,000	$836,000
Accumulated amortization	(229,000)	(210,000)
Net asset value included in property and equipment, net	$525,000	$626,000

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements
June 30, 2025

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate as of June 30, 2025 and September 30, 2024:

	June 30,	September 30,
	2025	2024
	(unaudited)
Weighted-average remaining lease term
Finance leases	4.9 years	4.5 years
Operating lease	0.92 years	1.75 years

Weighted-average discount rate
Finance leases	11.4%	8.7%
Operating lease	12.0%	12.0%

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

For the Fiscal Year Ending Sept. 30,
2025 (3 months)	$59,000
2026	193,000
2027	153,000
2028	154,000
2029	156,000
Thereafter	717,000
$1,432,000

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
June 30, 2025

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

Note 9:  Employee Retirement Plans

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company's matching portion of the 401(k) safe harbor plan was $19,000 and $16,000 for the three months ended June 30, 2025 and 2024, respectively, and $57,000 and $70,000 for the nine months ended June 30, 2025 and 2024, respectively.

Note 10: Subsequent Events

Events subsequent to June 30, 2025 have been evaluated through August 13, 2025, which is the date the financial statements were issued, and management did not identify any subsequent events that require adjustment or disclosure in the financial statements other than the new lease described in Note 5.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement on Forward Looking Information

The following analysis discusses the Company's financial condition as of June 30, 2025, compared with June 30, 2024. The discussion should be read in conjunction with the unaudited financial statements and the related notes to the financial statements included elsewhere in this Form 10-Q.

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

According to the 2025 KOA Camping & Outdoor Hospitality Report, early predictions at the start of the year painted a strong camping season for 2025.  However, recent geopolitical changes, rising economic concerns, and other external factors have slightly reduced traveler's optimism. Despite this, camping and outdoor hospitality remain affordable for both campers and leisure travelers. Over the past 5 years, outdoor hospitality has experienced unprecedented growth, bringing more people into camping than ever before.  Private campgrounds and glamping resorts account for 31% of all nights camped in 2024, the highest percentage of nights since the inception of this report.  Nearly 80% of RV owners are planning to camp in 2025, continuing to be some of the most motivated and loyal campers and 39% of campers are interested in renting an RV in 2025.

As the stresses of daily life accumulate, many individuals are turning to camping as a way to escape, recharge and relax.  Over 60% of campers use camping to disconnect from digital services and reconnect with nature, 57% of campers and 53% of leisure travelers say walking on a beach or relaxing near a body of water helps with their overall well-being.  Nearly 6-in-10 camping households believe that camping provides a better opportunity to connect with friends and loved ones over other forms of travel.

The future outlook of camping remains strong.  Looking forward, one million new households are expected to try camping for the first time in 2025 and 62% of campers who started camping in the past three years plan to continue this year.  Even in times of economic and political uncertainty, camping has maintained strength, being viewed as an affordable and valued travel option.  New campers are younger, more diverse, and generally the most enthusiastic and satisfied, indicating steady future participation in camping.

RV storage remains in demand and is a primary revenue source for the Company. As of June 2025, the waitlist for new storage clients exceeded 300. To meet this demand, the Company is progressing with plans to develop an estimated 150-unit storage facility on a new 4.42-acre property owned by the Company in Nipomo, California. RV storage offers customers several advantages, including eliminating the stress of towing, reducing the need to own a tow vehicle, enabling shared use among family members, and providing added convenience.

Continued investment in resort enhancements remains a top priority to ensure a premier experience for both guests and shareholders. The resort is recognized as a leader in the industry, with accolades from reputable organizations such as Good Sam® for its exceptional facilities and high standards. The Company's dedication to quality, value, and customer satisfaction is reflected in its success, driven by repeat business, positive word of mouth, and guest referrals.

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

Net cash provided by operating activities was approximately $1.9 million in the nine months ended June 30, 2025, compared to $2.1 million in the same period of 2024. The decrease in net cash provided by operating activities is due primarily to increased costs of the annual audit, offset by cash savings due to reduced headcount.

Working capital was $10.0 million at June 30, 2025 and $9.4 million at September 30, 2024.

The Company plans approximately $100,000 of additional capital expenditures in fiscal year 2025 to further enhance the Resort facilities and services, primarily related to renovation of the mini golf course, which was completed in July 2025 and upgrade of the sewer pump system. Funding for these projects is expected to come from normal operating cash flows and cash reserves. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.  Planned expenditures associated with development of the 4.42-acre property in Nipomo for RV Storage will continue in Q4 2025, and extend into fiscal year 2026. The timing of this spend has extended due to delays in the permit process.

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

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

	Three months ended June 30,
	2025		2024

RV camping site rentals	2,041,000	70%	$1,914,000	71%
RV storage and towing fees	535,000	19%	$479,000	18%
Retail store sales	214,000	7%	$205,000	8%
Property lease income	58,000	2%	60,000	2%
Other ancillary services	63,000	2%	22,000	1%
	2,911,000	100%	$2,680,000	100%

Overall, total revenue increased $231,000 (9%) to $2,911,000 in the three months ended June 30, 2025 compared to $2,680,000 in the same period of 2024 primarily due to rate increases.

RV camping site rental revenues increased $127,000 to $2,041,000 in the three months ended June 30, 2025 compared to $1,914,000 in the same period of 2024 primarily due to a $5 per night rate increase (7%) offset by the impact of 2% lower occupancy during 2025 than 2024.  Occupancy was lower in 2025 than 2024 because of the timing of weekends and holidays during the calendar quarter.

	Three months ended June 30,
	2025		2024
Paid RV camping site nights	19,800	75%	20,339	75%
Unpaid shareholder nights	6,764	25%	6,798	25%
Total Occupancy	26,564	100%	27,137	100%

Occupancy %	73%		75%

Sites Not Occupied	9,836	27%	9,263	25%
Total Capacity	36,400		36,400

RV storage & towing fees increased $56,000 to $535,000 in the three months ended June 30, 2025 compared to $479,000 in the same period of 2024, due to a $5 per month rate increase effective January 2025 while our storage lots continued to be at full capacity and fluctuations in occupancy that impact towing fees.

Retail store revenues increased $9,000 to $214,000 in the three months ended June 30, 2025 compared to $205,000 in the same period of 2024 due to the offsetting impact of occupancy and product mix.  The company strives to maintain consistent pricing, which leads to moderate margins for staples such as groceries, ice, wood, and RV parts. Demand for logo-based merchandise drove up revenue as guests purchased newly offered premium apparel items.

Property lease income, which is primarily associated with rental of the RV repair facilities, decreased $2,000 to $58,000 in the three months ended June 30, 2025 compared to $60,000 in same period of 2024.

Operating expenses increased $215,000 to $1,851,000 in the three months ended June 30, 2025 compared to $1,636,000 in same period of 2024. The increase is primarily due an $89,000 increase in professional fees associated with accounting, payroll and compliance and a $32,000 increase in commercial insurance costs.

Cost of goods sold increased $2,000 to $110,000 in the three months ended June 30, 2025 compared to $108,000 in the same period of 2024 primarily due to increased store revenue.

Depreciation and amortization expense increased $36,000 to $140,000 in the three months ended June 30, 2025 compared to $104,000 in the same period of 2024 due primarily to depreciation on three new tow vehicles that were put in service and additional equipment leases in late 2024.

Other income and expense, net increased $3,000 to $103,000 in the three months ended June 30, 2025, compared to $100,000 in the same period of 2024, primarily because of additional interest on increased cash reserves.

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

Nine months ended June 30, 2025 compared to the nine months ended June 30, 2024

	Nine months ended June 30,
	2025		2024

RV camping site rentals	$4,627,000	67%	$4,486,000	67%
RV storage and towing fees	1,479,000	21%	1,426,000	21%
Retail store sales	504,000	7%	492,000	7%

Property lease income	172,000	3%	179,000	3%
Other ancillary services	148,000	2%	117,000	2%
	$6,930,000	100%	$6,700,000	100%

Overall, total revenue increased $230,000 (3%) to $6,930,000 in the three months ended June 30, 2025 compared to $6,700,000 in the same period of 2024 primarily due to rate increases.

RV camping site rental revenues increased $141,000 to $4,627,000 in the nine months ended June 30, 2025 compared to $4,486,000 in the same period of 2024 primarily due to a $5 per night rate increase offset by the impact of 3% lower occupancy during 2025 than 2024.  Occupancy was lower in 2025 than 2024 because of the timing of weekends and holidays during the calendar quarter.

	Nine months ended June 30,
	2025		2024
Paid RV camping site nights	50,292	69%	53,186	70%
Unpaid shareholder nights	22,680	31%	22,741	30%
Total Occupancy	72,972	100%	75,927	100%

Occupancy %	67%		70%

Sites Not Occupied	36,228	33%	33,273	30%
Total Capacity	109,200		109,200

RV storage and towing fees increased $53,000 to $1,479,000 in the nine months ended June 30, 2025 compared to $1,426,000 in the same period of 2024, consistent with a $5 per month rate increase effective January 2025, our storage lots being at full capacity and fluctuations in occupancy that impact towing fees.

Retail store revenues increased $12,000 to $504,000 in the nine months ended June 30, 2025 compared to $492,000 in the same period of 2024 due to the offsetting impact of occupancy and product mix.  The company strives to maintain consistent pricing, which leads to moderate margins for staples such as groceries, ice, wood, and RV parts. Demand for logo-based merchandise drove up revenue as guests purchased newly offered premium apparel items.

Property lease income, which is primarily associated with rental of the RV repair facilities, decreased $7,000 to $172,000 in the nine months ended June 30, 2025 compared to $179,000 in same period of 2024 due to a delayed lease renewal from 2023.

Operating expenses increased $417,000 to $5,793,000 in the nine months ended June 30, 2025 compared to $5,376,000 in same period of 2024. The increase is primarily due a $383,000 increase in professional fees associated with accounting, audit and compliance, a $59,000 increase in the cost of commercial insurance and a $57,000 increase in utilities expenses.  These additional expenses were offset by a $98,000 decrease in facility related costs due to fewer maintenance projects and a $37,000 reduction in computer related costs in 2025 compared to the same period of 2024.

Cost of goods sold decreased $18,000 to $258,000 in the nine months ended June 30, 2025 compared to $276,000 in the same period of 2024 primarily due to the mix of products sold in the store.  During 2024, the Company sold an increased proportion of higher margin apparel as our guests are enjoying new logo apparel.

Depreciation and amortization expense increased $106,000 to $417,000 in the nine months ended June 30, 2025 compared to $311,000 in the same period of 2024 due primarily to depreciation on three new tow vehicles that were put in service and additional equipment leases in late 2024.

Other income and expense, net increased $12,000 to $287,000 in the nine months ended June 30, 2025, compared to $275,000 in the same period of 2024, primarily because of additional interest on increased cash reserves, as well as increased interest rates in 2025 compared to 2024.

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

Occupancy during the three months ended June 30, 2025 was slightly less than the same period of 2024 due primarily to the timing of weekends and holidays. Revenue for the three months ended June 30, 2025 was slightly up from the same period of 2024, due primarily to the $5 per night rate increase established during 2024. Income from operations for the three months ended June 30, 2025 decreased compared to the same period of 2024 due primarily to increased professional advisor fees associated with the annual independent audit.

Occupancy during the quarter ending June 30, 2025 is expected to be seasonally higher than the three months ended March, 2025, because it includes the beginning of the summer, resulting in higher revenue and profitability.

	2025	2024	2023
Revenue for the three months ended
June 30	$2,911,000	$2,680,000	$2,701,000
September 30		$3,027,000	$2,875,000
December 31		$2,053,000	$2,085,000
March 31	$1,966,000	$1,935,000	$2,013,000

Paid Occupancy for the three months ended
June 30	$19,800	$20,339	$22,665
September 30		$22,914	$22,961
December 31		$15,921	$17,889
March 31	$14,571	$14,958	$15,833

Income (loss) from operations for the three months ended
June 30	$810,000	$832,000	$653,000
September 30		$481,000	$537,000
December 31		$(161,000)	$(60,000)
March 31	$(187,000)	$(13,000)	$(33,000)

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

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 2, Significant Accounting Policies, in the Notes to Financial Statements of our 2024 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the nine months ended June 30, 2025.

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

The material weakness that we identified is that we did not have sufficient qualified internal resources related to internal controls over financial reporting. To address this material weakness, during the first quarter of 2024 we evaluated our ongoing staffing requirements, appointed a new CFO and implemented additional review controls to ensure timely and accurate reconciliations, as well as proper financial reporting.  During the quarter ended September 30, 2024, management further supplemented the Company's internal accounting resources with an experienced temporary controller consultant who was responsible for reviewing our internal control processes and performing second level reviews of financial reporting under the oversight of the recently appointed Chief Financial Officer. As of June 30, 2025, we conclude that we have not sufficiently remediated this control deficiency because the additional controls have not been operating effectively for a sufficient period of time.

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

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no pending legal proceedings against the Company other than routine litigation and workers' compensation claims incidental to the business.

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

PISMO COAST VILLAGE, INC.

    (Registrant)

Date:	August 13, 2025

Signature:	/s/ GEORGE PAPPI
George Pappi, President, and Chairman of the Board
(Chief Executive Officer/Principal executive officer)

Date:	August 13, 2025

Signature:	/s/ SUZANNE M COLVIN
Suzanne M Colvin, V.P. - Finance/Chief Financial Officer
(Principal financial officer and principal accounting officer)