Form 10-K
period 2025-09-30
PISMO COAST VILLAGE INC
filed 2025-12-18
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

[  ] Large accelerated filer

[  ] Accelerated filer

[X] Non-accelerated filer

[X] Smaller reporting company

[  ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.              [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. []

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                [  ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).                [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $106,000,000

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.              YES []                            NO []

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.                            1,774

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Notice of 2025 Definitive Proxy Statement for the Annual Meeting of Shareholders to be held January 17, 2026, are incorporated by reference into Part III.

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

PUBLIC AND SHAREHOLDER USERS

The policy of the Company is to offer each shareholder the opportunity for 45 nights of free use of sites at the Resort; 25 nights may be used during prime time and 20 nights during non-prime time. The free use of sites by shareholders is managed by designating the nights of the year as prime time and non-prime time. A prime-time night is one that is most in demand, for example, Memorial Day Weekend and the period from June 1 until Labor Day. Non-prime time is that time with the least demand. Each shareholder is furnished annually a calendar that designates the prime and non-prime time nights; it also provides a schedule of when reservations can be made and the procedure for making reservations.  Over the past 30 years, the shareholder's free use of nights has averaged approximately 30% of total occupied sites. Shareholder use during the fiscal year ended September 30, 2025 was consistent with this average.

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

The marketing strategy extends to groups and clubs, offering incentives such as group discounts, meeting facilities, and use of our on-site amenities. The Company has allocated approximately $70,000 to its marketing plan for the 2026 fiscal year, demonstrating our commitment to sustaining high occupancy rates. Emphasizing customer service and high-quality recreational facilities, the Resort has cultivated a robust source of repeat business, underlining its success in building lasting relationships with patrons.

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

EMPLOYEES

As of September 30, 2025, the Company employed 60 people, with 20 of these on a part-time basis and 40 on a full-time basis. Due to the seasonal nature of the business, additional staff are needed during peak periods and fewer during the off-season. Staffing levels during the fiscal year ranged from 60 to 68 employees. Management considers its labor relations to be good.

ADDITIONAL INFORMATION

The Company has remained conservative when considering rates and rate increases. As a result of experiencing increasing operational expenses and conducting a local comparative rate study, during September 2025 the Board of Directors voted to increase prime time site rates $20 per night effective January 1, 2026, and during November 2025 the Board of Directors voted to increase non-prime time site rates $20 per night effective January 1, 2026. It is anticipated that these rate increases should not negatively impact the Company's ability to capture an optimum market share since they are still highly competitive with the rates from other nearby RV resorts.

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

Our management team relies on our third-party providers to administer cybersecurity assessments and to identify, manage, mitigate, and respond to cybersecurity threats. Management of the cybersecurity environment also includes patch management, and a managed network, security, and 24/7 support. Management updates the Board as necessary, regarding any significant cybersecurity occurrences. Pismo Coast Village is not aware of any material cybersecurity incidents in the 2025 fiscal year.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

a. MARKET INFORMATION

There is no market for the Company's common stock, and there are only limited or sporadic transactions in its stock. Ms. Jeanne E. Sousa, a licensed broker/dealer, handled sales of the Company's shares as Pismo Coast Investments. The following table sets forth for the indicated periods the high and low sales prices per share for our common stock:

Year ended September 30, 2024, quarters ended:	Low	High
December 31, 2023	$58,000	$58,000
March 31, 2024	$58,000	$58,800
June 30, 2024	$58,000	$59,000
September 30, 2024	$55,000	$59,000

Year ended September 30, 2025, quarters ended:	Low	High
December 31, 2024	$58,000	$59,000
March 31, 2025	$59,000	$60,000
June 30, 2025	$60,000	$60,000
September 30, 2025	$60,000	$60,000

The last transaction during the fiscal year ended September 30, 2025 occurred September 20, 2025, at a price of $60,000 for one share conveyed.

b. HOLDERS

The approximate number of holders of the Company's common stock on December 1, 2025, was 1,495.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis discusses the Company's financial condition as of September 30, 2025, compared with September 30, 2024. The discussion should be read in conjunction with the audited financial statements and the related notes to the financial statements included elsewhere in this Form 10-K.  This section is organized as follows:

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
  Contractual Obligations: Disclosures related to our contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements as of September 30, 2025.

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

The 2025 KOA Marketing Hospitality Report reveals a strong growth in the camping industry, driven by younger generations and evolving traveler preferences. Key insights include generational Influence, rise in glamping experiences, economics of camping with modern amenities and a focus on wellness. Gen Z and millennials constitute 61% of new campers, with Gen Z spending the most per day ($266), surpassing baby boomers ($34). Glamping continues to gain popularity, attracting 34% of new campers. Campers spend approximately $49 billion in local communities, with an average daily spend of $156 per person. Wi-Fi is now considered the most important amenity by many campers, with 48% indicating its importance when choosing a campground. And a significant number of campers seek wellness experiences, with activities like forest bathing (83%) and water-based activities (70%) being popular.

These findings reflect a dynamic shift in camping and outdoor hospitality, emphasizing the importance of modern amenities, diverse experiences, and the growing economic impact of the industry.  KOA's 2025 report provides essential insights into the outdoor and hospitality sectors, shaping the travel industry today and into the future.

RV storage remains in demand and a primary revenue source for the Company. As of November 2025, the waitlist for new storage clients exceeds 370. To meet this demand, the Company is progressing with plans to develop an estimated 150-unit storage facility on a new 4.42 acre property in Nipomo. RV storage offers customers several advantages, including eliminating the stress of towing, reducing the need to own a tow vehicle, enabling shared use among family members, and providing added convenience.

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

Net cash provided by operating activities was approximately $2.1 million in the fiscal year ended September 30, 2025, compared to $2.2 million for the fiscal year ended September 30, 2024. The $0.1 million decrease in net cash provided by operating activities can largely be attributed to the timing of payments.

Working capital increased to $10.4 million at the end of fiscal year 2025, compared to $9.4 million at the end of fiscal year 2024. This increase is primarily a result of additional cash from ongoing operations that has been reserved for capital improvements and deferred maintenance.

The Company plans approximately $1.8 million of capital expenditures in fiscal year 2026 to further enhance the Resort facilities and services. The most significant capital project is continued development of the 4.42 acre property in Nipomo for RV Storage. In addition, the Company plans to re-gravel additional campsites and repair the asphalt on resort roads as part of its ongoing facility maintenance programs. Funding for these projects is expected to come from normal operating cash flows and cash reserves. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

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

The Board of Directors continues its previously established policy of adopting a stringent conservative budget for fiscal year 2026, which projects a positive cash flow of approximately $1.0 million from operations. This projection is based on paid site occupancy reflecting similar occupancy as experienced in fiscal year 2025. The 2025-26 budget plan includes a $20 per night increase for site rentals. While the Company projects a positive cash flow, this cannot be assured for fiscal year 2026.

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

2025 Compared to 2024

	Year ended September 30,
	2025		2024
RV camping site rentals	$6,881,000	69%	$6,671,000	69%
RV storage and towing fees	2,013,000	20%	1,896,000	19%
Retail store sales	735,000	7%	734,000	8%
Property lease income	230,000	2%	236,000	2%
Other ancillary services	223,000	2%	190,000	2%
	$10,082,000	100%	$9,727,000	100%

RV camping site rental revenues increased $210,000 during the year ended September 30, 2025 compared to 2024, a 3% increase, primarily due to a $5 per night rate increase that was effective October 1, 2024. This increase was partially offset by the impact of 3% lower occupancy during 2025 than 2024.  Occupancy was lower in 2025 than 2024 due to weather and the timing of prime holidays. The mix of public guest versus shareholder occupancy was consistent each year.

	Year ended September 30,
	2025		2024
Paid RV camping site nights	72,420	69%	76,100	70%
Unpaid shareholder nights	32,893	31%	32,807	30%
Total Occupancy	105,313	100%	108,907	100%

Occupancy %	72%		75%

Sites Not Occupied	40,687	28%	37,093	25%
Total Capacity	146,000		146,000

RV storage & towing fees increased $117,000 or 6% during the year ended September 30, 2025 compared to 2024 due to a $5 per month rate increase for storage and $5 per one-way towing that was effective January 1, 2025.

Retail store revenue was relatively flat year over year. The company runs the store as a convenience to our guests and strives to maintain consistent pricing, which leads to stable revenue and moderate margins across staples such as groceries, ice, wood, and RV parts.

Property lease income, which is primarily associated with rental of the RV repair facilities, was relatively flat year over year since the facilities available for lease have not changed.

Operating expenses for year ended September 30, 2025 increased $673,000 compared to the prior year.  The increase is primarily due to increased professional service fees associated with conducting our required PCAOB audit and legal matters, which increased $453,000 year over year, as well as utility costs, which increased $73,000 year over year and general insurance, which increased $62,000 year over year.

Cost of goods sold decreased $127,000 year over year primarily due to improved inventory control.

Depreciation and amortization expense increased $104,000 year over year as a result of new truck leases entered into during late 2024.

Other income and expense, net increased $24,000 year over year, primarily because of additional interest on increased cash reserves, as well as fluctuating interest rates in 2025 compared to 2024.

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

Due the seasonal impact, fall and winter months have lower occupancy and derive less revenue and profit than the rest of the year, as illustrated by the following table which depicts quarterly revenue, occupancy and income (loss) from operations for the past eleven quarters:

Revenue for the three months ended
	2025	2024	2023
March 31	$1,966,000	$1,935,000	$2,013,000
June 30	$2,911,000	$2,680,000	$2,701,000
September 30	$3,152,000	$3,027,000	$2,875,000
December 31		$2,053,000	$2,085,000

Paid Occupancy for the three months ended
	2025	2024	2023
March 31	14,571	14,958	15,833
June 30	19,800	20,339	22,665
September 30	22,128	22,914	22,961
December 31		15,921	17,889

Income (loss) from operations for the three months ended
	2025	2024	2023
March 31	$(187,000)	$(13,000)	$(33,000)
June 30	$810,000	$832,000	$653,000
September 30	$483,000	$481,000	$537,000
December 31		$(161,000)	$(60,000)

Occupancy during the three months ended September 30, 2025 was slightly less than the same period of 2024 due primarily to the timing of weekends, holidays and our prime time season. Revenue for the three months ended September 30, 2025 was slightly up from the same period of 2024, due primarily to the $5 per night rate increase established during 2024. Income from operations for the three months ended September 30, 2025 increased compared to the same period of 2024 due primarily to increased professional advisor fees in late 2024 associated with the change of our annual independent auditor.

Occupancy during the quarter ending December 31, 2025 is expected to be seasonally lower than the three months ended September 30, 2025, because the summer season traditionally ends as of the Labor Day weekend in early-September.

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

Property and equipment

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Management uses judgment to determine whether indications of impairment exist and considers the fact that the company has a long history of profit from the resort operation, which comprises the majority of our land assets, as well as steady profit from our RV storage business and property leases, which use the remainder of our land and building assets.  Management also considers factors such as the camping industry, location of the property, market conditions, and property-specific information available at the time of the assessment.  The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when the estimated undiscounted future cash flows generated from the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its estimated fair value.  Changes in economic and operating conditions impacting the judgments used could result in impairments to our long-lived assets in future periods. Historically, changes in estimates used in the property and equipment and definite-lived intangible assets impairment assessment process have not resulted in impairment charges.  There were no indicators of impairment on property and equipment, and accordingly no impairment losses recorded, for the years ended September 30, 2025 and 2024.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2025:

	Total	Less than 1 year	1 - 2 years	3 - 5 years	Over 5 years
Operating lease obligations [1]	$32,000	$32,000	$-	$-	$-
Finance lease obligations [1]	859,000	181,000	354,000	305,000	19,000
Total contractual obligations	$891,000	$213,000	$354,000	$305,000	$19,000

¹ For further information refer to Note 5 in Part II of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no material off balance sheet arrangements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Pismo Coast Village, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pismo Coast Village, Inc. (the “Company”) as of September 30, 2025 and 2024, and the related statements of comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Pismo Coast Village, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Revenue Recognition – Refer to note 2 to the financial statements

Critical Audit Matter Description

The Company derives revenue from three revenue streams which include (i) resort operations which include RV camping site rentals, storage and towing, and other ancillary services, (ii) retail operations, and (iii) property leasing.

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
    We tested the mathematical accuracy of management’s schedule of space lease revenue and the associated timing of revenue recognized in the financial statements.

/s/ WithumSmith+Brown, PC

We have served as Pismo Coast Village's auditor since 2024.

Irvine, California

December 18, 2025
PCAOB ID Number 100

Pismo Coast Village, Inc.

Balance Sheets
as of September 30, 2025 and 2024

	September 30,
	2025	2024

Assets
Current assets
Cash and cash equivalents	$1,348,000	$333,000
Cash reserved for capital improvements
and deferred maintenance	11,935,000	10,453,000
Investments	-	1,098,000
Accounts receivable, net of allowance for credit
losses of $29,000 and $20,000, respectively	35,000	45,000
Inventories, net	75,000	81,000
Prepaid income taxes	100,000	396,000
Prepaid expenses	448,000	389,000
Total current assets	13,941,000	12,795,000

Property and equipment, net	16,588,000	16,738,000

Total assets	$30,529,000	$29,533,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$450,000	$390,000
Accrued wages and related	295,000	304,000
Customer deposits	2,596,000	2,310,000
Notes payable	-	210,000
Current portion of operating lease obligation	31,000	41,000
Current portion of finance lease obligations	113,000	113,000
Total current liabilities	3,485,000	3,368,000

Long-term liabilities
Deferred income taxes	483,000	468,000
Building security deposits	25,000	25,000
Operating lease obligation, net of current portion	-	34,000
Finance lease obligations, net of current portion	539,000	543,000
Total liabilities	4,532,000	4,438,000

Stockholders' equity
Common stock - no par value, 1,800 shares authorized,
1,774 shares issued and outstanding	5,566,000	5,566,000
Retained earnings	20,431,000	19,523,000
Accumulated other comprehensive income	-	6,000

Total stockholders' equity	25,997,000	25,095,000

Total liabilities and stockholders' equity	$30,529,000	$29,533,000

The accompanying notes are an integral part of these financial statements.

Pismo Coast Village, Inc.

Statements of Comprehensive Income
for the years ended September 30, 2025 and 2024

	Year ended September 30,
	2025	2024
Revenue
Resort operations	$9,117,000	$8,757,000
Retail operations	735,000	734,000
Property lease income	230,000	236,000
Total revenue	10,082,000	9,727,000

Cost and expenses
Operating expenses	8,189,000	7,516,000
Cost of goods sold	386,000	513,000
Depreciation and amortization	562,000	458,000
Total cost and expenses	9,137,000	8,487,000

Income from operations	945,000	1,240,000

Other income and expense, net	394,000	370,000

Income before provision for income tax	1,339,000	1,610,000

Income tax provision	431,000	495,000

Net income	$908,000	$1,115,000

Weighted average shares (basic and diluted)	1,774	1,774

Net income per share (basic and diluted)	$512	$629

Net income	$908,000	$1,115,000

Other comprehensive income (loss)
Change in unearned gain on investments	(6,000)	(29,000)
Comprehensive income	$902,000	$1,086,000

Total comprehensive income per share	$508	$612

The accompanying notes are an integral part of these financial statements.

Pismo Coast Village, Inc.

Statements of Changes in Stockholders' Equity
for the years ended September 30, 2025 and 2024

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance - September 30, 2023	1,774	$5,566,000	$18,423,000	$35,000	$24,024,000

Cumulative change due to adoption of ASU 2016-13 (Note 2)	-	-	(15,000)	-	(15,000)

Net income	-	-	1,115,000	-	1,115,000

Other comprehensive income (loss)	-	-	-	(29,000)	(29,000)

Balance - September 30, 2024	1,774	$5,566,000	$19,523,000	$6,000	$25,095,000

Net income	-	-	908,000	-	908,000

Other comprehensive income (loss)	-	-	-	(6,000)	(6,000)

Balance - September 30, 2025	1,774	$5,566,000	$20,431,000	$-	$25,997,000

The accompanying notes are an integral part of these financial statements.

Pismo Coast Village, Inc.

Statements of Cash Flows
for the years ended September 30, 2025 and 2024

	Year ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$908,000	$1,115,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	562,000	458,000
Deferred income tax expense	15,000	29,000
Amortization of operating lease right-of-use asset	43,000	-
Other non-cash expenses	24,000	91,000
Changes in operating assets and liabilities:
Accounts receivable	1,000	(9,000)
Inventories	6,000	40,000
Prepaid income taxes	296,000	(7,000)
Prepaid expenses	(59,000)	163,000
Accounts payable and accrued liabilities	60,000	143,000
Accrued wages and related	(9,000)	(6,000)
Customer deposits	286,000	226,000
Operating lease liability	(44,000)	(10,000)
Net cash provided by operating activities	2,089,000	2,233,000

Cash flows from investing activities
Capital expenditures	(359,000)	(524,000)
Redemption (purchase) of investments, net	1,092,000	(85,000)
Net cash provided by (used in) investing activities	733,000	(609,000)

Cash flows from financing activities
Principal payments on finance lease obligations	(115,000)	(131,000)
Principal payments on notes payable	(210,000)	-
Net cash used in financing activities	(325,000)	(131,000)

Net increase in cash and cash equivalents	2,497,000	1,493,000

Cash and cash equivalents - beginning of period	10,786,000	9,293,000

Cash and cash equivalents - end of period	$13,283,000	$10,786,000

Reconciliation of Cash and Cash Equivalents Per Balance Sheets:
Cash and equivalents	1,348,000	333,000
Cash reserved for capital improvements	11,935,000	10,453,000
Cash and cash equivalents per statement of cash flows	13,283,000	$10,786,000

Schedule of payments of interest and taxes
Cash paid for income tax	$127,000	$473,000
Cash paid for interest	$78,000	$27,000

Supplemental schedule of non-cash investing and financing activities
Financed annual insurance	$-	$210,000
Assets acquired under finance leases	$111,000	$663,000

The accompanying notes are an integral part of these financial statements.

Pismo Coast Village, Inc.

Notes to Financial Statements

September 30, 2025 and 2024

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

The Company operates in one reporting unit and one operating segment, as an RV resort.  We determine our operating segment considering our overall management structure, how forecasts are approved, how executive compensation is determined, as well as how our board of directors, who represent our chief operating decision maker (“CODM”), regularly review our operating results, assess performance, allocate resources, and make decisions regarding the Company's operations.

Seasonality
The Company's business is seasonal in nature with the three months ending September 30, the summer, being its busiest quarter, as illustrated by the following table which depicts quarterly revenue and income (loss) from operations for the past eleven quarters:

Revenue for the three months ended
	2025	2024	2023
March 31	$1,966,000	$1,935,000	$2,013,000
June 30	$2,911,000	$2,680,000	$2,701,000
September 30	$3,152,000	$3,027,000	$2,875,000
December 31		$2,053,000	$2,085,000

Paid Occupancy for the three months ended
	2025	2024	2023
March 31	14,571	14,958	15,833
June 30	19,800	20,339	22,665
September 30	22,128	22,914	22,961
December 31		15,921	17,889

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

Disaggregated Revenue

The following table summarizes disaggregated revenue totals and percentages of total income for the years ended September 30, 2025 and 2024:

	Year ended September 30,
	2025		2024
RV camping site rentals	$6,881,000	69%	$6,671,000	69%
RV storage and towing fees	2,013,000	20%	1,896,000	19%
Retail store sales	735,000	7%	734,000	8%
Property lease income	230,000	2%	236,000	2%
Other ancillary services	223,000	2%	190,000	2%
	$10,082,000	100%	$9,727,000	100%

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

As of October 1, 2024 and 2023, the portion of resort operations revenue that was included in customer deposits was $2,310,000 and $2,084,000, respectively.

Tourism Taxes

Sales taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by the Company from a customer to be remitted to the governmental authority, are excluded from revenue.

As of September 30, 2025 and 2024, the Company had $82,000 and $80,000, respectively, in Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments due to the City of Pismo Beach and the County of San Luis Obispo, which have been excluded from revenue and are included in accrued expenses on the balance sheet.

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

The Allowance for credit losses at September 30, 2025 and 2024 totaled $29,000 and $20,000, respectively. The provision for expected credit losses for the years ended September 30, 2025 and 2024 totaled $9,000 and $5,000, respectively, and was recorded as an operating expense. The Company adopted ASU 2016-13 effective October 1, 2023 and recorded an initial $15,000 allowance for credit losses as a cumulative adjustment to retained earnings on October 1, 2023. As of October 1, 2023, the balance of accounts receivable, net of allowance for credit losses was $56,000. Refer to "Recently Adopted Accounting Pronouncements" later in this footnote for further information.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and 2024, the Company had $13,283,000 and $10,786,000 of cash and cash equivalents, respectively.

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

The Company keeps day-to-day operating cash with a single bank in a non-CDARS account.  Due to large fluctuations in operating cash, there may be times when the amount of operating cash is above the $250,000 FDIC threshold. At September 30, 2025 and 2024 the operating account balance was fully insured because it was less than the FDIC threshold.

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

The fair value of US treasury instruments as of September 30, 2024 was $1,098,000.  During the fiscal year ended September 30, 2025, management changed the tenure of investments such that they now qualify as cash equivalents. There were no transfers between levels of the fair value hierarchy during the year ended September 30, 2025.

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

Property and Equipment, net

Property and equipment are recorded at cost, less accumulated depreciation in accordance with ASC 360, Property, Plant and Equipment. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Depreciation rates are based upon the following estimated useful lives:

Building and resort improvements	5 to 40 years
Furniture, fixtures and equipment	5 to 15 years
Transportation equipment	5 to 7 years

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable based upon estimated future cash flows. The process of evaluating impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the property. No impairment losses were recorded for the years ended September 30, 2025 and 2024.

Advertising

Advertising costs are expensed as incurred and are included in operating expenses.  Advertising expenses were $33,000 and $61,000 for the years ended September 30, 2025 and 2024, respectively.

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

ASC 740 also requires the recognition and measurement of uncertain tax positions based on a "more likely than not" (likelihood greater than 50%) approach. As of September 30, 2025 and 2024, management considered its tax positions and concluded that the Company did not maintain any uncertain tax positions under this approach and, accordingly, all tax positions have been fully recorded in the provision for income taxes.

Tax returns remain subject to examination by the Internal Revenue Service for fiscal years ending on or after September 30, 2020, and by the California Franchise Tax Board for fiscal years ending on or after September 30, 2019.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income consists of unearned gain on investments.  Other comprehensive income is recorded as a component of stockholders' equity and is excluded from net income.

Earnings per share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. The computation of diluted net income per share is similar to the computation of basic net income per share except that the weighted-average number of common shares is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued.  The basic and diluted earnings per share are the same for the fiscal years ended September 30, 2025 and 2024 because the Company had no additional potentially dilutive common shares.

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

ASU 2023-07 Segment Disclosures

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands segment disclosures for public companies, by requiring public companies to disclose significant segment expenses that are regularly reviewed by the company's chief operating decision maker. The Company has adopted ASU 2023-07 as of September 30, 2025 and has provided retrospective disclosures of additional segment information in Note 10.

Accounting Pronouncements Issued But Not Yet Adopted

ASU 2024-03 Expense Disaggregation

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

ASU 2023-09 Income Taxes

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

Note 3:  Balance Sheet Components

Property and equipment

At September 30, 2025 and 2024, property and equipment included the following:

	September 30,	September 30,
	2025	2024

Land	$11,609,000	$11,609,000
Building and resort improvements	13,531,000	13,382,000
Furniture, fixtures and equipment	1,105,000	1,033,000
Transportation equipment	1,092,000	1,062,000
Operating lease right-of-use asset	85,000	85,000
Construction in progress	171,000	147,000
	27,593,000	27,318,000
Less accumulated depreciation and amortization	(11,005,000)	(10,580,000)

	$16,588,000	$16,738,000

Transportation equipment includes assets under finance leases. Refer to Note 5 for additional information.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include trade payables, tourism taxes payable, property taxes payable, and other liabilities. The following table summarizes the Accounts payable and accrued liabilities as of September 30, 2025 and 2024:

	September 30,	September 30,
	2025	2024

Trade accounts payable	$111,000	$73,000
Accrued expenses	127,000	99,000
Tourism taxes payable	82,000	80,000
Property taxes payable	68,000	66,000
Other	62,000	72,000
	$450,000	$390,000

Accrued expenses in the table above relate primarily to accrued utilities and other accrued operating expenses.  Other accrued liabilities in the table above relate primarily to unclaimed property and gift certificates.

Accrued Wages and Related

Accrued wages and related are primarily related to the Company's annual bonus and employee vacation liabilities.

Note 4:  Financing Transactions

Insurance Financing

During July 2024, the Company entered into an agreement to finance a portion of its 2024-25 commercial insurance premiums. The amount financed totaled $296,000 and carried a 12.9% interest rate.  This note was paid in full in May 2025. As of September 30, 2024, the amount of this note totaled $210,000.  Interest expense associated with this agreement totaled $9,000 during both of the years ended September 30, 2025 and 2024.

Line of Credit

The Company has a revolving line of credit with Pacific Premier Bank for $500,000, expiring April 1, 2026. There was no outstanding balance on the line of credit as of September 30, 2025 or 2024.

Note 5:  Leases

The Company has both finance and operating leases.  Finance leases are primarily for transportation equipment and are generally 60-84 months in duration with maturities through September 2031. The Company's one operating lease is for a storage lot and has a maturity date in 2026.

The following table summarizes the future minimum payments under lease liabilities as of September 30, 2025.

For the Fiscal Year Ending September 30,	Finance Leases	Operating Lease
2026	$181,000	$32,000
2027	177,000	$-
2028	177,000	-
2029	153,000	-
2030	83,000	-
Thereafter	88,000	-
Total future minimum payments	859,000	32,000
Less amount representing interest	(207,000)	(1,000)
Total lease obligations	652,000	31,000
Less current portion of lease obligations	(113,000)	(31,000)
Lease obligations, net of current portion	$539,000	$-

The following table summarizes the components of the lease cost for the years ended September 30, 2025 and 2024, respectively.

	Year ended September 30,
	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$137,000	$68,000
Interest on lease liabilities	69,000	20,000
Total finance lease cost	$206,000	$88,000

Operating lease cost	$46,000	$11,000

Supplemental balance sheet information related to leases as of September 30, 2025 and 2024 are as follows.

	September 30,	September 30,
	2025	2024

Right-of-use assets, gross	$784,000	$836,000
Accumulated amortization	(184,000)	(210,000)
Net asset value included in property and equipment, net	$600,000	$626,000

Weighted-average remaining lease term
Finance leases	5.0 years	4.5 years
Operating lease	0.75 years	1.75 years

Weighted-average discount rate
Finance leases	11.4%	8.7%
Operating lease	12.0%	12.0%

Note 6: Property Lease Income

The Company is the lessor on various property leases, which currently represent approximately $16,000 in monthly income and extend over periods through 2038. These leases relate to two buildings, as well as several cell towers and a billboard on our storage properties.  The leases have durations ranging from two to twenty years and are generally renewable for additional five-year durations. The following table summarizes the future minimum operating lease income under these leases.

For the Fiscal Year Ending September 30,
2026	$194,000
2027	154,000
2028	155,000
2029	156,000
2030	156,000
Thereafter	564,000
$1,379,000

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

Note 8:  Income Taxes

The Company's income before income taxes was $1,339,000 and $1,610,000 for the years ended September 30, 2025 and 2024, respectively, and this income originated entirely in Pismo Beach, California. The provisions for income taxes for the years ended September 30, 2025 and 2024 are comprised of federal income taxes and California state income taxes as follows:

	September 30,
	2025	2024
Current:
Federal	$284,000	$297,000
State	132,000	169,000
	416,000	466,000

Deferred:
Federal	10,000	41,000
State	5,000	(12,000)
	15,000	29,000
Total	$431,000	$495,000

The provision for income taxes differs from the amount of income tax computed by applying the federal statutory income tax rate to income before income taxes is a result of the following differences:

	Year ended September 30
	2025		2024
Statutory federal tax rate	281,000	21%	338,000	21%
Non-deductible costs of shareholder usage	50,000	4%	44,000	3%
Provision to return adjustment	(4,000)	-1%	(2,000)	0%
Impact of state taxes, net	104,000	8%	115,000	7%
Total	$431,000	32%	$495,000	31%

At September 30, 2025 and 2024, the deferred income tax liabilities consisted of the following:

	Year ended September 30
	2025	2024
Deferred tax assets (liabilities):
Federal	(433,000)	(423,000)
State	(50,000)	(45,000)
Total	$(483,000)	$(468,000)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The majority of the balance is due to timing differences of depreciation expense, caused by the use of accelerated depreciation methods for tax calculations.

At September 30, 2025 and 2024, a summary of the significant components of the deferred tax assets and liabilities are as follows:

	Year ended September 30
	2025	2024
Depreciation	$(575,000)	$(565,000)
Right-of-use asset	(186,000)	116,000
Lease liability	204,000	(116,000)
Vacation accrual	10,000	14,000
Allowances	27,000	38,000
State taxes	37,000	45,000
	$(483,000)	$(468,000)

The Company has reviewed the impact of the "One Big Beautiful Bill Act" that was enacted on July 4, 2025. Based upon our review, we do not expect that this new law will have a material impact on the financial statements.

The Company has reviewed its tax positions and determined that no material uncertain tax positions exist for any of the reporting periods presented in these finacial statements. Accordingly, no liability for unrecognized tax benefits has been recorded in the accompanying balance sheets.

There were no net operating loss or tax credit carryforwards for the years ended September 30, 2025 or 2024 for federal or state. The Company has no open tax audits with any taxing authority as of September 30, 2025.

Note 9:  Employee Retirement Plans

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company's matching portion of the 401(k) safe harbor plan was $76,000 and $106,000 for the years ended September 30, 2025 and 2024, respectively.

Note 10: Segment Disclosures

The Company’s single reportable segment derives revenues from customers as summarized at Note 2, “Revenue from Contracts with Customers.”

The accounting policies of the Company’s single reporting segment are described in the summary of significant accounting policies herein.

The CODM assesses performance, establishes management compensation and decides how to allocate resources for the single reporting segment, primarily by monitoring actual results compared to the annual planned budget, based on revenues, income from operations and net income as reported in the Statements of Comprehensive Income.

The significant expenses reviewed by the CODM are employee, resort and general and administrative expenses that make up operating expenses; cost of goods sold, and non-cash depreciation and amortization expense, as presented in the Statements of Comprehensive Income. Specifically, employee labor and related taxes and benefits, utility costs, professional accounting services, business insurance, and credit card transaction fees within operating expenses are significant within the reporting segment.

Note 11: Subsequent Events

Events subsequent to September 30, 2025 have been evaluated through December 18, 2025, which is the date the financial statements were issued.  Management did not identify any subsequent events that required adjustment or disclosure in the financial statements.

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

As of September 30, 2025, management with the participation of our CEO, Acting General Manager and CFO, assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that our disclosure controls and procedures were not effective during periods covered by this report (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

MATERIAL WEAKNESS

In connection with our management's assessment of controls over financial reporting during the years ended September 30, 2025 and 2024, we identified a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness that we identified is that we did not have sufficient qualified internal resources related to internal controls over financial reporting. To address this material weakness, we have evaluated our ongoing staffing requirements.  During November 2025 we appointed a new accounting manager and in September 2024 we retained an experienced part-time controller consultant who has been responsible for reviewing our internal control processes.  As of September 30, 2025, we conclude that we have not sufficiently remediated this control deficiency because the additional personnel had not been hired.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors

The Company's Directors were chosen at the Shareholders' Continuance Meeting held May 17, 2025. The Directors serve for one year, or until their successors are elected. The names, ages, background, and other information concerning the Directors, including other offices held by the Directors with the Company, are set forth below.

JUSTIN ANDREWS, Director	Aged 44

Justin is an accomplished public-sector leader serving as a Prison Industry Administrator at CALPIA, a division of the California Department of Corrections and Rehabilitation (CDCR). Mr. Andrews manages a $20 million budget, oversees a staff of 85, and leads more than 400 incarcerated individuals participating in CALPIA programs. With 11 years of CALPIA experience, Mr. Andrews specializes in production enterprises, staffing, human resources, Equal Employment Opportunity (EEO), and Employee Relations Office matters (ERO). Previously, Mr. Andrews held hospitality management roles with Hyatt and Hilton Hotels, where he led facilities and maintenance operations. Mr. Andrews has served on the Board of Directors since May 2025, currently serving on the Personnel and Compensation/Benefits, Capital Assets and Acquisitions, and Environmental, Health and Safety Advisory Committees.

DAVID BESSOM, Director	Aged 77

David Bessom attended Bakersfield Jr. College in Bakersfield, CA, receiving an Associate in Arts degree in 1968. That Summer he started working for the Santa Fe Railroad as a brakeman, and in the Fall started attending San Jose State College. He received a Bachelor of Arts degree in 1970 while continuing to work in the railroad industry. Mr. Bessom was employed with the Santa Fe Railroad for 42 years, of which approximately 14 years of that time he was as a full-time elected representative for the Conductors, Brakeman and Yardman for the states of California, Arizona and New Mexico. He retired in the Fall of 2008. Mr. Bessom has served on the Board of Directors since November 2017, currently serving on the Environmental, Health and Safety Advisory, Nominating, and Natural Disaster Plan (Chair) Committees.

SAM BLANK, Director	Aged 80

Mr. Sam Blank is a respected educator and school administrator with over 30 years of public education leadership. He began his career in 1967 as a middle school teacher and advanced to principal roles, notably at elementary and middle schools within Poway Unified School District, retiring in 2001. Mr. Blank was a principal of schools that received California Distinguished Schools and National Blue-Ribbon Schools’ honors. Mr. Blank holds an Associate, Bachelor’s, Master’s, and Doctoral degrees from Citrus College, CSU Fullerton, Whittier College, and Brigham Young University, respectively, and holds Lifetime California teaching and administrative credentials. He obtained his real estate salesperson license post-retirement and was affiliated with Coldwell Banker Realty (2001–2023).  Mr. Blank has served on the Board of directors since 2016. He is currently the Chair of the Environmental, Health and Safety Advisory Committee and a member of the Finance and Nominating Committees. He has served previously on the Operations and Audit Committees.

BARBARA BOSWELL, Director	Aged 65

Ms. Barbara Boswell holds a Master of Public Administration degree from California State University, Dominguez Hills, and a bachelor's degree in business administration, with an emphasis in accounting, from Woodbury University. In 2016 she retired from the City of Lancaster where she was Finance Director/City Treasurer from 2004 to 2016, and established Bayshore Consulting Group, Inc. As a partner in Bayshore, Ms. Boswell provides energy consulting services to cities throughout California. Prior to her tenure at Lancaster, she was employed from 1991 to 2004 as Accounting Manager with the City of Santa Clarita. Ms. Boswell has been a member of the Board of Directors since 2023 and is currently serving on the Audit and Finance Committees.

DEON BOZZO, Director	Aged 69

Ms. Deon K. Bozzo has over 40 years of experience across financial, construction, and risk management sectors. She spent two decades in finance, advancing to Assistant Vice President of Consumer Lending. She worked for over 25 years in risk management and Environmental Health & Safety with Bechtel Engineering and Arrow Construction, overseeing compliance and managing General Liability, Workers’ Compensation, and Auto Liability programs. As an OSHA Outreach Instructor-Trainer for over 25 years, Ms. Bozzo continues to provide state and federal training on workplace hazard recognition, safety compliance, and regulatory standards. She has served on the boards of Meredith Fish Company in Sacramento (Family Business) and Pismo Coast Village (since 2023). Ms. Bozzo currently serves on the Environmental, Health and Safety Advisory, Finance, Natural Disaster Plan and Operations Committees.

HARRY BUCHAKLIAN, Director	Aged 93

Harry Buchaklian served in the US Army where he was assigned to S-2 Army Intelligence while stationed in Okinawa. Upon receiving his Honorable discharge, he returned back to college to graduate with a B.A. degree from California State University of Fresno. He pursued Industrial Arts, and a Secondary Level Teaching Credential in Laboratory Electronics and Small Engine Repair. Mr. Buchaklian’s career included employment as an Assistant Manager with Western Auto Stores, Electronics Instructor at Fresno Technical College, and as a Manager at Sears Roebuck where he managed the Television Repair Department, High Tech Center, and Mechanical Shop. He retired from Sears Roebuck in 1994. He had 34 technicians under him. Mr. Buchaklian served on the Board from March 1981 to January 1992 and again from September 1995 to the present. He served one year as Executive Vice President and as Chairman of the Policy Committee. He is currently serving on the Audit, Environmental, Health and Safety Advisory, and Capital Assets and Acquisitions Committees.

CHRIS BUMP, Director	Aged 54

Mr. Chris Bump holds a B.A. degree from University of California, Davis in Political Science, with emphasis on Public Administration. He retired in 2022 following a 30-year career for CAL FIRE, serving last as Assistant Chief, Operations. Currently, he serves as a managing member of his third-generation family storage facility in the Central Valley.  Mr. Bump joined the Board in May 2025 and currently serves on the Operations, Natural Disaster Plan and Capital Assets and Acquisitions Committees.

SUZANNE M. COLVIN, Director, Vice President - Finance & Chief Financial Officer	Aged 61

Ms. Colvin has over 25 years of financial leadership experience in rapidly growing, global, industry-leading technology companies, both public and private. She is currently Chief Financial Officer at PLACE Inc., a full- service real estate and technology platform. Previously, she was CFO of Egnyte, an industry leading software as a service company that provides content security and governance, and she was CFO at Napster (NASDAQ: NAPS), the first digital music subscription service. Ms. Colvin began her career as an independent auditor at Price Waterhouse, is a Certified Public Accountant and has a bachelor's degree in business with a concentration in Accounting from Cal Poly San Luis Obispo. Ms. Colvin lives in San Jose, California and has been a Pismo Coast Village shareholder since 2003. Ms. Colvin has been a member of the Board of Directors since 2022 and is currently serving as Chief Financial Officer and Vice President - Finance, Chair of the Finance Committee and a member of the Executive and Personnel and Compensation/Benefits Committees.

KIM DOUGHERTY, Director	Aged 64

Ms. Kim Dougherty holds a bachelor's degree in Humanities from Chapman University (1984). She previously worked for the City of Newport Beach and the Newport Harbor Chamber of Commerce, where she created recreational classes, planned extensive city-wide special events, and served as an Executive Secretary. After taking time off to be a full-time mom, she founded a successful tutoring business serving home-schooled and public-school children. She has served on the board since 2024 and currently serves on the Finance, Operations, and Natural Disaster Plan Committees.

RODNEY ENNS, Director & Vice President - Operations	Aged 72

Rodney Enns has a B.S. degree in computer engineering from California State University, Fresno, and a secondary math teaching credential from the State of California. He was president, owned and operated Ennsbrook Enterprises Limited, an incorporated poultry enterprise, from 1975 to 1995. Mr. Enns then worked as an electrical engineer at Voltage Multipliers, Inc., and was promoted to senior engineer before leaving in August 2005. He taught high school mathematics and engineering for 17 years and retired in 2022. He has been a member of the Board of Directors since November 2007. Rodney is Vice President – Operations, and currently serving on the Executive, Operations (Chair) and Personnel and Compensation/Benefits Committees.

TERRIS HUGHES, Director	Aged 76

Terris (Terry) Hughes holds an A.A. degree from Bakersfield Junior College in California in police science. He was employed by Belridge Shell Oil for twenty-three years, from 1973 to 1997, holding the position of senior training technician for the last ten years of that time. He was employed as an internal consultant for Aera Energy LLC, an oil industry company formed in 1997 between the Shell Oil and Mobil Oil Corporations. His duties were to serve as a behavior base safety advisor and provide safety training to Aera Energy LLC employees. He retired from Aera Energy LLC on December 31, 2014. Mr. Hughes then opened his own business entitled Saf-T-Treasures and travels the country providing safety and motivational presentations to employees of various industries. He has been a member of the Board since January 1996, has served one year as Vice President – Policy, three years as Executive Vice President, and five years as President. He is currently serving as Ex Officio.  He is also on the Executive Committee, Personnel and Compensation/Benefits, and Nominating Committees.

MARCUS JOHNSON, Director	Aged 72

Mr. Marc Johnson has an A.A. from Reedley College, a B.A. from Fresno State and an M.A from Fresno Pacific University.  Mr. Johnson (Marc) has spent his entire career as an educator in the Central Valley of California. He taught for sixteen years, then spent the next twenty-one years in leadership roles, retiring in 2013 from the Sanger Unified School District, where he spent twelve of those years as Superintendent. Currently, he serves as the Executive Director of Fresno Compact, a non-profit, in Fresno, California.  Mr. Johnson is a published author and consults with schools and districts nationally.  Mr. Johnson has been a member of the Board since November 2018 and is currently serving on the Environmental, Health and Safety Advisory, Nominating, Natural Disaster Plan, and Audit (Chairman) Committees.

KAREN KING, Director & Executive Vice President	Aged 67

Ms. Karen King retired following a 25-year career in financial services, focusing on support for Capital Markets Securitization trading activities. She currently works as a travel consultant, curating individual and group travel.  Ms. King has served on the Pismo Coast Village Board of Directors since 2016. As the Executive Vice President of the Board, she is currently serving on the Executive Committee and as Chair of the Personnel and Compensation/Benefits Committee.

REBECCA MOORE, Director & Vice President - Secretary	Aged 59

Ms. Rebecca Moore was employed by the Joshua Tree Girl Scout Council as the Executive Secretary from 1987 through 1992. After taking some time off to be with her children, in 1994 she was hired as the part time receptionist of the Kern County Local Agency Formation Commission. Ms. Moore worked her way up through the organization as the Clerk, Analyst, Deputy Executive Officer, and finally Executive Officer. In these positions, she worked closely with her Commission as well as county, city, and special district officials. Although officially retired, Ms. Moore continues to work on special projects for Kern LAFCo, on an as needed basis. Ms. Moore has served on The Board of Directors since 2024.  Currently she is serving as Vice President – Secretary on the Executive Committee and also serves on the Environmental, Health and Safety Advisory and Capital Assets and Acquisitions Committees.

RONALD NUNLIST, Director	Aged 86

Mr. Ronald Nunlist was employed in the oil business for over 36 years. From 1995 to 1997, he was employed as an operations foreman by Cal Resources LLC, an oil industry company owned by Shell Oil Corporation. From 1997 until his retirement in 1999, Mr. Nunlist was employed as a logistics specialist by Aera Energy LLC, an oil industry company formed between the Shell Oil and Mobil Oil Corporations. Mr. Nunlist served as a planning commissioner for the City of Shafter from 2006 to 2022. He has been a member of the Board since January 1986, serving ten years as President from 1992 to 1997 and again from 2011 to 2016. He served ten years as Vice President—Operations. Mr. Nunlist was appointed Chair of the Nominating Committee in 2022, a post he currently holds. He is the Chairman of the Capital Assets and Acquisitions Committee. Mr. Nunlist is on the Executive and Personnel and Compensation/Benefits Committees, except while serving as Acting General Manager from September 20, 2025 to November 10, 2025.

GEORGE PAPPI, Director, President & Chief Executive Officer	Aged 63

Mr. George Pappi currently serves as Board President and Chief Executive Officer of Pismo Coast Village RV Resort. He has over 30 years of insurance, and claims experience, including his current role as Property Major Case General Adjuster for The Hartford Insurance. His background spans property and bodily injury claims, fire and casualty with extensive construction expertise, office management, risk management, and commercial insurance. He graduated from Cal Poly Pomona with a B.S. in Management and Human Resources. Mr. Pappi has been a member of the Board of Directors since January 2004, and served six years as Vice President - Secretary, prior to his current position as President and CEO, serving as Chair on the Executive Committee and part of the Personnel and Compensation/Benefits Committee.

DWIGHT PLUMLEY, Director	Aged 72

Dwight Plumley attended the College of the Sequoias in California, studying electronic engineering and construction real estate. In 1973, he started in the produce equipment industry working for Packers Manufacturing, Inc. as a service and installation supervisor. In 1979, he became employed by Pennwalt Corporation, an international equipment producer, as a project manager and supervisor. Mr. Plumley purchased Packers Manufacturing, Inc. in 1987, and, as President, produces fruit and vegetable packing and processing systems, from small to multimillion-dollar projects, nationwide and internationally. He has also served on the board of directors for Yosemite Bible Camp, a 60-acre facility for up to 350 campers and staff from 1994 to 2006 and served as church deacon from 1984 to 2004. Mr. Plumley has been a member of the Board of Directors since January 2010 and served seven years as Vice President – Operations. He is currently serving on the Audit, Finance & Operations Committees.

GARY WILLEMS, Director	Aged 71

Mr. Gary Willems holds a B.A. degree in music education and a California life teaching credential from Fresno Pacific University, as well as a professional clear administrative services credential. Mr. Willems started teaching in 1977 and was a Band Director for thirty years in the Dinuba/Reedley area. He was also Head Marching Band Director of the Reedley High School Band from 1985 to 2007. In 2007, he moved into school administration where he was employed as the Visual and Performing Arts Coordinator and the Administrator of the Dunlap Leadership Academy Charter School (an on-line high school) at Kings Canyon Unified School District. In 2014, Mr. Willems retired from education. Mr. Willems has served on the Board of Directors since January 2001 and served three years as Vice President - Secretary. He is currently serving on the Nominating and Operations Committees.

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

CODE OF ETHICS

The Board has adopted a Code of Ethics that applies to all employees and directors, including our principal executive officer, principal financial officer and other executive officers. A copy of our Code of Ethics is available on our website, www.pismocoastvillage.com under Shareholders and Financials.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation awarded, paid to, or earned by the General Manager of Pismo Coast Village, Inc. for years ended September 30, 2025 and 2024. No other person who is currently an executive officer of Pismo Coast Village, Inc. earned a salary and bonus compensation exceeding $100,000 during any of those years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary $		Bonus $	Stock Award $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Plan Compensation $	All Other Compensation $		Total $
Charles Amian Assistant Secretary/ General Manager	2025	$186,000		-	-	-	-	-	12,000	[1]	198,000
	2024	$154,000	[2]	48,000	-	-	-	-	-		202,000
Lesley Marr Assistant Secretary/ General Manager	2024	$78,000		-	-	-	-	-	55,000	[3]	133,000

¹ Mr. Amian received $12,000 in employer contributions to the Company-sponsored 401(k) retirement plan.

² Represents 4.5 months of Mr. Amian's $180,000 annual salary as general manager, plus 8 months at Mr. Amian's former salary.

³ Ms. Marr received a severance payment of $45,000, which was the equivalent of three months of base compensation. More information is available on the Company's Form 8-K dated February 17, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Not applicable.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

No person owns beneficially of record more than 5% of the Company's securities.

SECURITY OWNERSHIP OF MANAGEMENT.

The following table sets forth information concerning the ownership of the Company's Common Stock as of December 1, 2025, by each director and by all directors and executive officers as a group.

Unless otherwise specified, the address of each beneficial owner is 165 South Dolliver, Pismo Beach, CA 93449.

BOARD MEMBER	NUMBER OF SHARES*	PERCENT OF CLASS
Justin Andrews	1 Share	0.056%
David Bessom	1 Share	0.056%
Sam Blank	1 Share	0.056%
Barbara Boswell	2 Shares	0.113%
Deon Bozzo	2 Shares	0.113%
Harry Buchaklian	1 Share	0.056%
Christopher Bump	1 Share	0.056%
Suzanne Colvin	1 Share	0.056%
Kim Dougherty	2 Shares	0.113%
Rodney Enns	1 Share	0.056%
Terris Hughes	1 Share	0.056%
Marcus Johnson	3 Shares	0.169%
Karen King	1 Share	0.056%
Rebecca Moore	3 Shares	0.169%
Ronald Nunlist	4 Shares	0.225%
George Pappi	3 Shares	0.169%
Dwight Plumley	3 Shares	0.169%
Gary Willems	1 Share	0.056%
All Officers and Directors as a Group	32 Shares	1.804%

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

EMPLOYMENT AGREEMENTS

On August 29, 2025, Mr. Charles Amian, General Manager, was terminated in accordance with the terms of his employment agreement, dated April 18, 2024.

After close of fiscal year 2025, the Company has entered into employment agreements with the named executive officer. The material terms of these agreements are summarized as follows:

The Company entered an employment contract with Erik Mund whereby Mr. Mund accepted the position of General Manager of the resort effective November 10, 2025. This contract currently provides for a salary of $160,000, plus health insurance, cost reimbursement, and certain other benefits including an incentive bonus at the direction and convenience of the Company’s Board of Directors based upon year-end fiscal performance each year.

From September 1, 2025 through November 10, 2025, Mr. Ronald Nunlist, a director of the Company, served as Acting General Manager with no contract and without compensation.

OTHER ARRANGEMENTS

During the fiscal years 2025 and 2024, Pismo Coast Village, Inc. paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditure was to Pismo Coast Village, Inc.'s benefit.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Billed to the Company in fiscal years 2025 and 2024

Upon approval of the Audit Committee of the Board, during September 2024, Withum was appointed to serve as our independent registered public accounting firm for the fiscal year ended September 30, 2024.  Previously, upon approval of the Audit Committee of the Board, during August 2024, Marcum PLLC was appointed to serve as our independent registered public accounting firm for the fiscal year ended September 30, 2024 and conducted a review for the quarter ended June 30, 2024.

The following table discloses the fees that the Company was billed for professional services rendered by its independent public accounting firms, during the fiscal years ended September 30, 2025 and 2024.

	Year ended September 30,
	2025	2024

Audit Fees	$242,320	$78,100

Total contractual obligations	$242,320	$78,100

Audit Fees. Audit fees represent fees for professional services performed by Withum or Marcum for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with regulatory filings or engagements.

Audit related fees. Neither Withum nor Marcum provided any audit related services to the Company during the fiscal years ended September 30, 2025 or 2024.

Tax fees. Neither Withum nor Marcum provided any tax compliance services to the Company during the fiscal years ended September 30, 2025 or 2024.

For the fiscal years ended September 30, 2025 and 2024, all audit related services, tax services and other services were pre-approved by the Audit Committee of the Board, which concluded that the provision of such services were compatible with the maintenance of that firm's independence in the conduct of its auditing function.

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

Registrant: PISMO COAST VILLAGE, INC.

By:
	/s/ GEORGE PAPPI George Pappi, President and Chairman of the Board	Date:	December 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
	/s/ GEORGE PAPPI George Pappi, President and Chairman of the Board	Date:	December 18, 2025

By:
	/s/ SUZANNE M COLVIN Suzanne Colvin, Chief Financial Officer, Vice President - Finance, and Director (principal financial officer and principal accounting officer)	Date:	December 18, 2025

By:
	/s/ KAREN KING Karen King, Executive Vice President and Director	Date:	December 18, 2025

By:
	/s/ REBECCA A MOORE Rebecca A Moore, Vice President - Secretary and Director	Date:	December 18, 2025

By:
	/s/ RODNEY ENNS Rodney Enns, Vice President - Operations and Director	Date:	December 18, 2025

By:
	/s/ JUSTIN ANDREWS Justin Andrews, Director	Date:	December 18, 2025
By:
	/s/ DAVID BESSOM David Bessom, Director	Date:	December 18, 2025

By:
	/s/ SAM BLANK Sam Blank, Director	Date:	December 18, 2025

By:
	/s/ BARBARA BOSWELL Barbar Boswell, Director	Date:	December 18, 2025

By:
	/s/ DEON BOZZO Deon Bozzo, Director	Date:	December 18, 2025

By:
	/s/ HARRY BUCHAKLIAN Harry Buchaklian, Director	Date:	December 18, 2025

By:
	/s/ CHRISTOPHER BUMP Christopher Bump, Director	Date:	December 18, 2025

By:
	/s/ KIM DOUGHERTY Kim Dougherty, Director	Date:	December 18, 2025

By:
	/s/ TERRIS HUGHES Terris Hughes, Director	Date:	December 18, 2025

By:
	/s/ MARCUS JOHNSON Marcus Johnson, Director	Date:	December 18, 2025
By:
	/s/ RONALD NUNLIST Ronald Nunlist, Director	Date:	December 18, 2025

By:
	/s/ DWIGHT PLUMLEY Dwight Plumley, Director	Date:	December 18, 2025

By:
	/s/ GARY WILLEMS Gary Willems, Director	Date:	December 18, 2025