Form 10-Q
period 2025-12-31
PISMO COAST VILLAGE INC
filed 2026-02-12
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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
YES [  ]                            NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,774

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Pismo Coast Village, Inc.

Balance Sheets
as of December 31, 2025 (unaudited) and September 30, 2025

	December 31,	September 30,
	2025	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,405,000	$1,348,000
Cash reserved for capital improvements and deferred maintenance	11,625,000	11,935,000
Accounts receivable, net of allowance for credit losses of $32,000 and $29,000, respectively	93,000	35,000
Inventories, net	90,000	75,000
Prepaid income taxes	94,000	100,000
Prepaid expenses	388,000	448,000
Total current assets	13,695,000	13,941,000

Property and equipment, net	16,596,000	16,588,000

Total assets	$30,291,000	$30,529,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$289,000	$450,000
Accrued wages and related	111,000	295,000
Customer deposits	2,626,000	2,596,000
Current portion of operating lease obligation	19,000	31,000
Current portion of finance lease obligations	126,000	113,000
Total current liabilities	3,171,000	3,485,000

Long-term liabilities
Deferred income taxes	483,000	483,000
Building security deposits	25,000	25,000
Finance lease obligations, net of current portion	606,000	539,000
Total liabilities	4,285,000	4,532,000

Stockholders' equity
Common stock - no par value, 1,800 shares authorized, 1,774 shares issued and outstanding	5,566,000	5,566,000
Retained earnings	20,440,000	20,431,000
Total stockholders' equity	26,006,000	25,997,000

Total liabilities and stockholders' equity	$30,291,000	$30,529,000

The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.

Statements of Comprehensive Income (Loss)
for the Three Months Ended December 31, 2025 and 2024
(unaudited)

	Three months ended December 31,
	2025	2024
Revenue
Resort operations	$2,125,000	$1,846,000
Retail operations	140,000	150,000
Property lease income	48,000	57,000
Total revenue	2,313,000	2,053,000

Cost and expenses
Operating expenses	2,143,000	2,001,000
Cost of goods sold	93,000	76,000
Depreciation and amortization	155,000	137,000
Total cost and expenses	2,391,000	2,214,000

Loss from operations	(78,000)	(161,000)

Other income and expense, net	91,000	102,000

Income (loss) before provision for income tax	13,000	(59,000)

Income tax provision (benefit)	4,000	(4,000)

Net income (loss)	$9,000	$(55,000)

Weighted average shares (basic and diluted)	1,774	1,774

Net income (loss) per share (basic and diluted)	$5	$(31)

Net income (loss)	$9,000	$(55,000)

Other comprehensive loss
Change in unearned gain on investments		(6,000)
Comprehensive income (loss)	$9,000	$(61,000)

Total comprehensive income (loss) per share	$5	$(34)

 The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.

Statements of Changes in Stockholders' Equity & Accumulated Other Comprehensive Income (Loss)
for the Three Months Ended December 31, 2025 and 2024
(unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance - September 30, 2024	1,774	$5,566,000	$19,523,000	$6,000	$25,095,000

Net loss	-	-	(55,000)	-	(55,000)

Other comprehensive loss	-	-	-	(6,000)	(6,000)

Balance - December 31, 2024	1,774	$5,566,000	$19,468,000	$-	$25,034,000

Balance - September 30, 2025	1,774	$5,566,000	$20,431,000	$-	$25,997,000

Net income	-	-	9,000	-	9,000

Other comprehensive income	-	-	-	-	-

Balance - December 31, 2025	1,774	$5,566,000	$20,440,000	$-	$26,006,000

The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.

Statements of Cash Flows
for the Three Months Ended December 31, 2025 and 2024
(unaudited)

	Three months ended December 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$9,000	$(55,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,000	137,000
Deferred income tax expense	-	14,000
Amortization of operating lease right-of-use asset	11,000	-
Other non-cash expenses	9,000	-
Changes in operating assets and liabilities:
Accounts receivable	(61,000)	-
Inventories	(15,000)	(8,000)
Prepaid income taxes	6,000	(4,000)
Prepaid expenses	60,000	106,000
Accounts payable and accrued liabilities	(161,000)	(10,000)
Accrued wages and related	(184,000)	(205,000)
Customer deposits	30,000	220,000
Operating lease liability	(11,000)	(12,000)
Net cash provided by (used in) operating activities	(153,000)	183,000

Cash flows from investing activities
Capital expenditures	(69,000)	(44,000)
Redemption (purchase) of investments, net	-	1,092,000
Net cash provided by (used in) investing activities	(69,000)	1,048,000

Cash flows from financing activities
Principal payments on finance lease obligations	(31,000)	(29,000)
Principal payments on notes payable	-	(58,000)
Net cash used in financing activities	(31,000)	(87,000)

Net increase (decrease) in cash and cash equivalents	(253,000)	1,144,000

Cash and cash equivalents - beginning of period	13,283,000	10,786,000

Cash and cash equivalents - end of period	$13,030,000	$11,930,000

Reconciliation of Cash and Cash Equivalents Per Balance Sheets:
Cash and equivalents	1,405,000	1,367,000
Cash reserved for capital improvements	11,625,000	10,563,000
Cash and cash equivalents per statement of cash flows	13,030,000	$11,930,000

Schedule of payments of interest and taxes
Cash paid for income tax	$-	$-
Cash paid for interest	$20,000	$20,000

Supplemental schedule of non-cash investing and financing activities
Assets acquired under finance leases	$111,000	$-

 The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.
Notes to Unaudited Financial Statements
December 31, 2025

Note 1:  Nature of Business and Basis of Presentation

Description of Business

Pismo Coast Village, Inc. (the "Company" or "we" or "our" or "Resort") owns and manages a recreational vehicle ("RV") camping resort. Its revenue streams originate primarily from camping site rentals, recreational vehicle storage, tow services, and retail sales through a general store.

The Company operates in one reporting unit and one operating segment, as an RV resort.  We determine our operating segment considering our overall management structure, how forecasts are approved, how executive compensation is determined, as well as how our board of directors, who represent our chief operating decision maker ("CODM"), regularly review our operating results, assess performance, allocate resources, and make decisions regarding the Company's operations.

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

In the opinion of management, the unaudited Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. The results of operations for the three months ended December 31, 2025 are not necessarily indicative of the results expected for the entire fiscal year.

These unaudited Financial Statements should be read in conjunction with the audited Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Pismo Coast Village, Inc.
Notes to Unaudited Financial Statements
December 31, 2025

Seasonality

The Company's business is seasonal in nature with the three months ending September 30, the summer, being its busiest quarter, as illustrated by the following table which depicts quarterly revenue and income (loss) from operations for the past eight quarters:

Revenue for the three months ended
	2025	2024
March 31	$1,966,000	$1,935,000
June 30	$2,911,000	$2,680,000
September 30	$3,152,000	$3,027,000
December 31	$2,313,000	$2,053,000

Paid Occupancy for the three months ended
	2025	2024
March 31	14,571	14,958
June 30	19,800	20,339
September 30	22,128	22,914
December 31	15,210	15,921

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

Note 2:  Significant Accounting Policies

During the three months ended December 31, 2025, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Disaggregation of Revenue

The following table summarizes disaggregated revenue totals and percentages of revenue for the three months ended December 31, 2025 and 2024 (unaudited):

	Three months ended December 31,
	2025		2024
RV camping site rentals	$1,587,000	68%	$1,340,000	65%
RV storage and towing fees	498,000	22%	464,000	23%
Retail store sales	140,000	6%	150,000	7%
Property lease income	48,000	2%	57,000	3%
Other ancillary services	40,000	2%	42,000	2%
	$2,313,000	100%	$2,053,000	100%

Pismo Coast Village, Inc.
Notes to Unaudited Financial Statements
December 31, 2025

Tourism Taxes

As of December 31, 2025 and September 30, 2025, the Company had $59,000, and $82,000 in Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued liabilities on the Balance Sheets, respectively.

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

The Company keeps day-to-day operating cash with a single bank in a non-CDARS account.  Due to large fluctuations in operating cash from timing of customer deposits and vendor payments, there may be times when the amount of operating cash is above the $250,000 FDIC threshold. At December 31, 2025 and September 30, 2025, the operating account balance was fully insured because it was less than the FDIC threshold.

Fair Value Measurements

Our financial assets and liabilities consist principally of cash, cash equivalents, investments, accounts receivable, accounts payable, and rental deposits, and are reported at fair value.

The Company had no US Treasury instruments with an original maturity longer than three months as of December 31, 2025 or 2024.

During the three months ended December 31, 2025, there was no material change in the items we measure and record at fair value on a recurring basis. Additionally, there were no transfers between levels of the fair value hierarchy for the three months ended December 31, 2025.

Advertising

Advertising expense was $6,000 and $11,000 for the three months ended December 31, 2025 and 2024, respectively.

Pismo Coast Village, Inc.
Notes to Unaudited Financial Statements
December 31, 2025

Recent Accounting Pronouncements Issued But Not Yet Adopted

ASU 2025-12 Codification Improvements

In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 makes thirty-three incremental improvements to generally accepted accounting principles. ASU 2025-12 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of ASU 2025-12 on its financial statements and related disclosures.

ASU 2025-11 Interim Reporting

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 is intended to improve the navigability of required interim disclosures and clarify when that guidance is applicable, and also to provide additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and related disclosures.

ASU 2024-03 Expense Disaggregation

In November 2024, the FASB issued ASU No. 2024-03, Income Statement -Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires additional disclosures about the nature of expenses included in the income statement, such as purchases of inventory, employee compensation and depreciation. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026 and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

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

Pismo Coast Village, Inc.
Notes to Unaudited Financial Statements
December 31, 2025

Note 3:  Balance Sheet Components

Property and Equipment

At December 31, 2025 and September 30, 2025, property and equipment include the following:

	December 31,	September 30,
	2025	2025
	(unaudited)
Land	$11,609,000	$11,609,000
Building and resort improvements	13,581,000	13,531,000
Furniture, fixtures and equipment	1,105,000	1,105,000
Transportation equipment	1,176,000	1,092,000
Operating lease right-of-use asset	85,000	85,000
Construction in progress	182,000	171,000
	27,738,000	27,593,000
Less accumulated depreciation and amortization	(11,142,000)	(11,005,000)
	$16,596,000	$16,588,000

Transportation equipment includes assets under finance leases. Refer to Note 5 for additional information.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include trade payables, tourism taxes payable, property taxes payable, and other liabilities. The following table summarizes accounts payable and accrued liabilities as of December 31, 2025 and September 30, 2025:

	December 31,	September 30,
	2025	2025
	(unaudited)
Trade accounts payable	$70,000	$111,000
Accrued expenses	92,000	127,000
Tourism taxes payable	59,000	82,000
Property taxes payable	-	68,000
Other	68,000	62,000
	$289,000	$450,000

Accrued expenses in the table above relate primarily to accrued utilities and other accrued operating expenses.  Other accrued liabilities in the table above relate primarily to unclaimed property and gift certificates.

Accrued Wages and Related

Accrued wages and related are primarily related to the Company's annual bonus and employee vacation liabilities. The Company's annual bonus for the prior fiscal year is typically paid during the first quarter of the following year.

Pismo Coast Village, Inc.
Notes to Unaudited Financial Statements
December 31, 2025

Note 4:  Financing Transactions

Line of Credit

The Company has a revolving line of credit with Columbia Bank for $500,000, expiring April 1, 2026. There was no outstanding balance on the line of credit as of December 31, 2025 or September 30, 2025.

Note 5:  Leases

The Company has both finance and operating leases.  Finance leases are primarily for transportation equipment and are generally 60-84 months in duration with maturities through September 2032. The Company's one operating lease is for a storage lot and has a maturity date in 2026.

The following table summarizes the future minimum payments under lease liabilities as of December 31, 2025:

For the Fiscal Year Ending September 30,	Finance Leases	Operating Lease
2026 (9 months)	$153,000	$19,000
2027	199,000	-
2028	199,000	-
2029	176,000	-
2030	106,000	-
Thereafter	132,000	-
Total future minimum payments	965,000	19,000
Less amount representing interest	(233,000)	-
Total lease obligations	732,000	19,000
Less current portion of lease obligations	(126,000)	(19,000)
Lease obligations, net of current portion	$606,000	$-

The following table summarizes the components of the lease cost for the three months ended December 31, 2025 and 2024 (unaudited):

	Three months ended December 31,
	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$42,000	$34,000
Interest on lease liabilities	20,000	17,000
Total finance lease cost	$62,000	$51,000

Operating lease cost	$10,667	$14,000

Pismo Coast Village, Inc.
Notes to Unaudited Financial Statements
December 31, 2025

Supplemental balance sheet information related to leases as of December 31, 2025 and September 30, 2025 are as follows:

	December 31,	September 30,
	2025	2025
	(unaudited)
Right-of-use assets, gross	$895,000	$784,000
Accumulated amortization	(224,000)	(184,000)
Net asset value included in property and equipment, net	$671,000	$600,000

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate as of December 31, 2025 and September 30, 2025:

	December 31,	September 30,
	2025	2025
	(unaudited)
Weighted-average remaining lease term
Finance leases	5.1 years	5.0 years
Operating lease	0.5 years	0.75 years

Weighted-average discount rate
Finance leases	11.3%	11.4%
Operating lease	12.0%	12.0%

Note 6:  Property Leases - Lessor

The Company is the lessor on various property leases, which currently represent approximately $16,000 in monthly income and extend over periods through 2038. These leases relate to one building, as well as several cell towers and a billboard on our storage properties. The leases have durations ranging from two to twenty years and are generally renewable for additional five-year durations. On December 1, 2025, the Company terminated a 10-year lease in its third year, subject to reservation of claims against tenant by written agreement with the tenant, for one of its premises because of the tenant’s vacating the premise in default of that lease. The property is currently being evaluated for future use.

The following table summarizes the future minimum operating lease income under these leases:

For the Fiscal Year Ending September 30,
2026 (9 months)	$108,000
2027	117,000
2028	118,000
2029	119,000
2030	119,000
Thereafter	465,000
$1,046,000

Pismo Coast Village, Inc.
Notes to Unaudited Financial Statements
December 31, 2025

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

Note 9:  Employee Retirement Plans

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees.  Employer contributions are discretionary and are determined on an annual basis.  The Company's matching portion of the 401(k) safe harbor plan was $18,000 for the each of the three months ended December 31, 2025 and 2024.

Note 10: Subsequent Events

Events subsequent to December 31, 2025 have been evaluated through February 12, 2026, which is the date the financial statements were issued, and management did not identify any subsequent events that require adjustment or disclosure in the financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement on Forward Looking Information

The following analysis discusses the Company's financial condition as of December 31, 2025, compared with December 31, 2024. The discussion should be read in conjunction with the unaudited financial statements and the related notes to the financial statements included elsewhere in this Form 10-Q.

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

The outdoor hospitality industry continues to demonstrate resilience and appeal in the first quarter of FY2026. According to KOA's 2025 Camping & Outdoor Hospitality Report (the most recent comprehensive annual survey available), the sector remains strong overall, with camping participation having grown significantly over the past decade-including over 11 million additional households camping in 2024 compared to 2019. Looking ahead, the industry is stabilizing in 2025-2026, with projections for continued interest: around one million new households expected to try camping, 71-72% of campers planning trips, and many viewing it as a cost-effective travel option amid economic considerations. Key attractions of the outdoor experience include spending time in nature (emphasized by a majority of campers), access to classic amenities like fire pits and outdoor seating, and traditional camping accommodations in RVs or tents.

Private campgrounds, such as Pismo Coast Village Resort, remain a top choice for travelers seeking authentic and high-quality outdoor hospitality. The Company was awarded the Best of the Best Award from RV LIFE, recognizing it as among the top 25% of campgrounds and RV parks in North America stated to be based on authentic reviews from verified RVers-highlighting the Company's guest satisfaction, prime beachfront location, and commitment to excellence.

Despite robust demand for bookings, economic factors continue to influence decisions. Recent industry trends show campers prioritizing affordability, with some reporting ongoing concerns about personal finances, inflation, and disposable income. These dynamics are encouraging value-driven choices, such as economical outdoor getaways that deliver meaningful experiences without excessive costs. At Pismo Coast Village Resort, we focus on providing accessible, high-value stays that align with these preferences while maintaining our award-winning standards.

RV storage remains in demand and a primary revenue source for the Company. As of January 2026, the waitlist for new storage clients exceeds 300. To meet this demand, the Company is progressing with plans to develop a storage facility on a 4.42-acre property in Nipomo. RV storage offers customers several advantages, including eliminating the stress of towing, reducing the need to own a tow vehicle, enabling shared use among family members, and providing added convenience.

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

Net cash used in operating activities was $153,000 in the three months ended December 31, 2025, compared to $183,000 of cash provided by operating activities in the same period of 2024. The increase in net cash used in operating activities is due primarily to the timing of customer and vendor payments.

Working capital was $10.5 million as of December 31, 2025 and September 30, 2025.

The Company plans approximately $1.8 million of capital expenditures in fiscal year 2026 to further enhance the Resort facilities and services. The most significant capital project is development of the 4.42-acre property in Nipomo for RV Storage. In addition, the Company plans to re-gravel additional campsites and repair the asphalt on Resort roads as part of its ongoing facility maintenance programs. Funding for these projects is expected to come from normal operating cash flows and cash reserves. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

With the possibility of requiring additional funds for planned capital improvements and the winter season, the Company maintains a $500,000 Line of Credit to ensure funds will be available if required. In anticipation of future large projects, the Board of Directors has instructed management to build operational cash reserves. The Company has no other liabilities to creditors other than current accounts payable arising from its normal day-to-day operations and advance Resort rental reservation deposits, none of which are in arrears.

The Board of Directors continues its previously established policy of adopting a stringent conservative budget for fiscal year 2026, which projects a positive cash flow of approximately $1.0 million from operations. This projection is based on paid site occupancy reflecting similar occupancy as experienced in fiscal year 2025. The budget includes a $20 per night increase for site rentals. While the Company projects a positive cash flow, this cannot be assured for fiscal year 2026.

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

Three months ended December 31, 2025 compared to the three months ended December 31, 2024

	Three months ended December 31,
	2025		2024
RV camping site rentals	$1,587,000	68%	$1,340,000	65%
RV storage and towing fees	498,000	22%	464,000	23%
Retail store sales	140,000	6%	150,000	7%
Property lease income	48,000	2%	57,000	3%
Other ancillary services	40,000	2%	42,000	2%
	$2,313,000	100%	$2,053,000	100%

Overall, total revenue was higher in the three months ended December 31, 2025 compared to the same period of 2024 primarily due to site rental rate increases (a $260,000 or 13% increase).

RV camping site rental revenues increased $247,000 to $1,587,000 in the three months ended December 31, 2025 compared to $1,340,000 in the same period of 2024 primarily due to a $20 per night rate increase during Q3 2025.  Occupancy was lower in 2025 than 2024 because of the timing of weekends and holidays during the calendar quarter and site maintenance being performed in December 2025.

	Three months ended December 31,
	2025		2024
Paid RV camping site nights	15,210	62%	15,921	63%
Unpaid shareholder nights	9,323	38%	9,169	37%
Total Occupancy	24,533	100%	25,090	100%

Occupancy %	67%		68%

Sites Not Occupied	12,267	33%	11,710	32%
Total Capacity	36,800		36,800

RV storage & towing fees increased $34,000 to $498,000 in the three months ended December 31, 2025 compared to $464,000 in the same period of 2024, consistent with our storage lots being at full capacity, a rate increase as of January 2025 and fluctuations in occupancy that impact towing fees.

Retail store revenues decreased $10,000 to $140,000 in the three months ended December 31, 2025 compared to $150,000 in the same period of 2024 due to lower occupancy in December 2025.

Property lease income, which is primarily associated with rental of the RV repair facilities, decreased $9,000 to $48,000 in the three months ended December 31, 2025 compared to $57,000 in same period of 2024 due to the termination of one building lease because the tenant defaulted on its lease.

Operating expenses increased $142,000 to $2,143,000 in the three months ended December 31, 2025 compared to $2,001,000 in same period of 2024. The increase is primarily due to an increase in employee wages and professional fees associated with employment and legal services.

Cost of goods sold increased $17,000 to $93,000 in the three months ended December 31, 2025 compared to $76,000 in the same period of 2024 primarily due to the mix of products sold in the store.

Depreciation and amortization expense increased $18,000 to $155,000 in the three months ended December 31, 2025 compared to $137,000 in the same period of 2024 due primarily to depreciation on new tow vehicles that were put in service during 2025.

Other income and expense, net decreased $11,000 to $91,000 in the three months ended December 31, 2025, compared to $102,000 in the same period of 2024, primarily because of a decrease in interest rates offset by increased interest on truck leases.

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

Seasonality

The business of the Company is seasonal and is concentrated on prime days of the year which are defined as follows: President's Day weekend, Easter week, Memorial Day weekend, summer vacation months, Labor Day weekend, September and October weekends, Thanksgiving week, and Christmas/New Year's week.

Occupancy is impacted by weather patterns, as demand decreases during the rainy season and also in years with more rain. Additionally, occupancy within any particular quarter is impacted by the timing of weekends and holidays within that calendar quarter.

Due the seasonal impact, fall and winter months derive less revenue and profit than the rest of the year. Revenue, paid occupancy and income (loss) from operations for the past eight quarters were as follows:

Revenue for the three months ended
	2025	2024
March 31	$1,966,000	$1,935,000
June 30	$2,911,000	$2,680,000
September 30	$3,152,000	$3,027,000
December 31	$2,313,000	$2,053,000

Paid Occupancy for the three months ended
	2025	2024
March 31	14,571	14,958
June 30	19,800	20,339
September 30	22,128	22,914
December 31	15,210	15,921

Income (loss) from operations for the three months ended
	2025	2024
March 31	$(187,000)	$(13,000)
June 30	$810,000	$832,000
September 30	$483,000	$481,000
December 31	$(78,000)	$(161,000)

Occupancy during the three months ended December 31, 2025 was less than the comparable three months of the prior year due primarily to the timing of weekends and holidays and site maintenance being performed in December 2025. Revenue for the three months ended December 31, 2025 increased compared to the comparable three months of the prior year due to a $20 per night rate increase during Q3 2025. Loss from operations for the three months ended December 31, 2025 decreased compared to the comparable three months of the prior year due primarily to the site rate increase of $20 per night in Q3 2025 offset by an increase in employee wages and professional fees associated with employment and legal services.

Occupancy during the quarter ending March 31, 2026 is expected to be seasonally lower, because it is winter, resulting in lower revenue and increased losses than the quarter ended December 31, 2025.

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

Management bases estimates upon past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. Our critical accounting policies are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our 2025 Annual Report on Form 10-K.

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 2, Significant Accounting Policies, in the Notes to Financial Statements of our 2025 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the three months ended December 31, 2025.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4. Controls and Procedures

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

As of September 30, 2025, management with the participation of our CEO, General Manager and CFO, assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that our disclosure controls and procedures were not effective during periods covered by this report (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

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

The material weakness that we identified is that we did not have sufficient qualified internal resources related to internal controls over financial reporting. To address this material weakness, we have evaluated our ongoing staffing requirements. During November 2025 we appointed a new accounting manager and in September 2024 we retained an experienced part-time temporary controller consultant who has been responsible for reviewing our internal control processes. As of December 31, 2025, we conclude that we have not sufficiently remediated this control deficiency because the additional personnel have not been on board for a sufficient period of time.

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

Date: February 12, 2025

Signature: /s/ GEORGE PAPPI

George Pappi, President, and Chairman of the Board
(Chief Executive Officer/Principal executive officer)

Date: February 12, 2025

Signature: /s/ SUZANNE M COLVIN

Suzanne M Colvin, V.P. - Finance/Chief Financial Officer

(Principal financial officer and principal accounting officer)