Form 10-Q
period 2026-03-31
PISMO COAST VILLAGE INC
filed 2026-05-13
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to __________

Commission file number 0-8463

PISMO COAST VILLAGE, INC.
(Exact name of registrant as specified in its charter)

California	95-2990441
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID No.)

165 South Dolliver Street, Pismo Beach, CA	93449
(Address of Principal Executive Offices)	(Zip Code)

(805) 773-5649
Registrant's telephone number, including area code.

_____________________________________________________________________________________
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

1,774

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Pismo Coast Village, Inc.
Balance Sheets
as of March 31, 2026 (unaudited) and September 30, 2025

	March 31,	September 30,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,483,000	$1,348,000
Cash reserved for capital improvements and deferred maintenance	13,068,000	11,935,000
Accounts receivable, net of allowance for credit losses of $37,000 and $29,000, respectively	65,000	35,000
Inventories, net	77,000	75,000
Prepaid income taxes	93,000	100,000
Prepaid expenses	290,000	448,000
Total current assets	15,076,000	13,941,000

Property and equipment, net	16,573,000	16,588,000

Total assets	$31,649,000	$30,529,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$305,000	$450,000
Accrued wages and related	47,000	295,000
Customer deposits	3,977,000	2,596,000
Current portion of operating lease obligation	8,000	31,000
Current portion of finance lease obligations	128,000	113,000
Total current liabilities	4,465,000	3,485,000

Long-term liabilities
Deferred income taxes	483,000	483,000
Building security deposits	20,000	25,000
Operating lease obligation, net of current portion	-	-
Finance lease obligations, net of current portion	573,000	539,000
Total liabilities	5,541,000	4,532,000

Stockholders' equity
Common stock - no par value, 1,800 shares authorized, 1,774 shares issued and outstanding	5,566,000	5,566,000
Retained earnings	20,542,000	20,431,000
Total stockholders' equity	26,108,000	25,997,000

Total liabilities and stockholders' equity	$31,649,000	$30,529,000

 The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.
Statements of Comprehensive Income (Loss)
for the Three and Six Months Ended March 31, 2026 and 2025 (unaudited)

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Revenue
Resort operations	$2,031,000	$1,769,000	$4,156,000	$3,615,000
Retail operations	140,000	140,000	279,000	290,000
Property lease income	52,000	57,000	101,000	114,000
Total revenue	2,223,000	1,966,000	4,536,000	4,019,000

Cost and expenses
Operating expenses	1,909,000	1,941,000	4,052,000	3,942,000
Cost of goods sold	95,000	72,000	188,000	148,000
Depreciation and amortization	155,000	140,000	310,000	277,000
Total cost and expenses	2,159,000	2,153,000	4,550,000	4,367,000

Income (loss) from operations	64,000	(187,000)	(14,000)	(348,000)

Other income and expense, net	83,000	82,000	174,000	184,000

Income (loss) before provision for income tax	147,000	(105,000)	160,000	(164,000)

Income tax provision (benefit)	45,000	-	49,000	(4,000)

Net income (loss)	$102,000	$(105,000)	$111,000	$(160,000)

Weighted average shares (basic and diluted)	1,774	1,774	1,774	1,774

Net income (loss) per share (basic and diluted)	$57	$(59)	$63	$(90)

Net income (loss)	$102,000	$(105,000)	$111,000	$(160,000)

Other comprehensive loss
Change in unearned gain on investments	-	-	-	(6,000)
Comprehensive gain (loss)	$102,000	$(105,000)	$111,000	$(166,000)

Total comprehensive income (loss) per share	$57	$(59)	$63	$(94)

 The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.
Statements of Changes in Stockholders' Equity & Accumulated Other Comprehensive Income (Loss)
for the Six Months Ended March 31, 2026 and 2025
(unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance - September 30, 2024	1,774	$5,566,000	$19,523,000	$6,000	$25,095,000

Net loss	-	-	(160,000)	-	(160,000)

Other comprehensive loss	-	-	-	(6,000)	(6,000)

Balance - March 31, 2025	1,774	$5,566,000	$19,363,000	$-	$24,929,000

Balance - September 30, 2025	1,774	$5,566,000	$20,431,000	$-	$25,997,000

Net income	-	-	111,000	-	111,000

Other comprehensive income	-	-	-	-	-

Balance - March 31, 2026	1,774	$5,566,000	$20,542,000	$-	$26,108,000

The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.
Statements of Cash Flows
for the Six Months Ended March 31, 2026 and 2025 (unaudited)

	Six months ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$111,000	$(160,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	310,000	277,000
Deferred income tax expense	-	-
Amortization of operating lease right-of-use asset	21,000	21,000
Other non-cash expenses	13,000	13,000
Changes in operating assets and liabilities:
Accounts receivable	(35,000)	(1,000)
Inventories	(2,000)	(21,000)
Prepaid income taxes	7,000	96,000
Prepaid expenses	158,000	234,000
Accounts payable and accrued liabilities	(145,000)	(3,000)
Accrued wages and related	(248,000)	(207,000)
Customer deposits	1,376,000	1,319,000
Operating lease liability	(23,000)	(23,000)
Net cash provided by operating activities	1,543,000	1,545,000

Cash flows from investing activities
Capital expenditures	(213,000)	(113,000)
Redemption (purchase) of investments, net	-	1,092,000
Net cash provided by (used in) investing activities	(213,000)	979,000

Cash flows from financing activities
Principal payments on finance lease obligations	(62,000)	(57,000)
Principal payments on notes payable	-	(148,000)
Net cash used in financing activities	(62,000)	(205,000)

Net increase in cash and cash equivalents	1,268,000	2,319,000

Cash and cash equivalents - beginning of period	13,283,000	10,786,000

Cash and cash equivalents - end of period	$14,551,000	$13,105,000

Reconciliation of Cash and Cash Equivalents Per Balance Sheets:
Cash and equivalents	1,483,000	401,000
Cash reserved for capital improvements	13,068,000	12,704,000
Cash and cash equivalents per statement of cash flows	14,551,000	$13,105,000

Schedule of payments of interest and taxes
Cash paid for income tax	$45,000	$50,000
Cash paid for interest	$41,000	$40,000

Supplemental schedule of non-cash investing and financing activities
Assets acquired under finance leases	$111,000	$-

The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.
Notes to Unaudited Financial Statements
March 31, 2026

Note 1: Nature of Business and Basis of Presentation

Description of Business

Pismo Coast Village, Inc. (the "Company" or "we" or "our" or "Resort") owns and manages a recreational vehicle ("RV") camping resort. Its revenue streams originate primarily from camping site rentals, recreational vehicle storage, tow services, and retail sales through a general store.

The Company operates in one reporting unit and one operating segment, as an RV resort. We determine our operating segment considering our overall management structure, how forecasts are approved, how executive compensation is determined, as well as how our board of directors, who represent our chief operating decision maker "CODM"), regularly review our operating results, assess performance, allocate resources, and make decisions regarding the Company's operations.

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

In the opinion of management, the unaudited Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. The results of operations for the three and six months ended March 31, 2026 are not necessarily indicative of the results expected for the entire fiscal year.

These unaudited Financial Statements should be read in conjunction with the audited Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements

March 31, 2026

Seasonality
The Company's business is seasonal in nature with the three months ending September 30, the summer, being its busiest quarter, as can be seen by the following table which depicts quarterly revenue and income (loss) from operations for the past nine quarters:

Revenue for the three months ended
	2026	2025	2024

March 31	$2,223,000	$1,966,000	$1,935,000
June 30		$2,911,000	$2,680,000
September 30		$3,152,000	$3,027,000
December 31		$2,313,000	$2,053,000

Income (loss) from operations for the three months ended
	2026	2025	2024
March 31	$64,000	$(187,000)	$(13,000)
June 30		$810,000	$832,000
September 30		$483,000	$481,000
December 31		$(78,000)	$(161,000)

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

Note 2: Significant Accounting Policies

During the six months ended March 31, 2026, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Disaggregation of Revenue

The following table summarizes disaggregated revenue totals and percentages of revenue for the three and six months ended March 31, 2026 and 2025 (unaudited):

	Three months ended March 31,				Six months ended March 31,
	2026		2025		2026		2025
RV camping site rentals	$1,488,000	67%	$1,246,000	64%	$3,075,000	68%	$2,586,000	64%
RV storage and towing fees	504,000	23%	481,000	24%	1,003,000	22%	945,000	24%
Retail store sales	140,000	6%	140,000	7%	279,000	6%	290,000	7%
Property lease income	52,000	2%	57,000	3%	101,000	2%	114,000	3%
Other ancillary services	39,000	2%	42,000	2%	78,000	2%	84,000	2%
	$2,223,000	100%	$1,966,000	100%	$4,536,000	100%	$4,019,000	100%

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements

March 31, 2026

Tourism Taxes

As of March 31, 2026 and September 30, 2025, the Company had $92,000, and $82,000 in Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued liabilities on the Balance Sheets, respectively.

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

The Company keeps day-to-day operating cash with a single bank in a non-CDARS account. Due to large fluctuations in operating cash from timing of customer deposits and vendor payments, there may be times when the amount of operating cash is above the $250,000 FDIC threshold. At September 30, 2025, the operating account balance was fully insured because it was less than the FDIC threshold. At March 31, 2026 the Company had cash deposits in the operating checking account with Columbia Bank which exceeded the $250,000 federally insured limit by $66,000.

Fair Value Measurements

Our financial assets and liabilities consist principally of cash, cash equivalents, accounts receivable, accounts payable, and rental deposits, and are reported at fair value.

The Company had no US Treasury instruments with an original maturity longer than three months as of March 31, 2026 or 2025.

During the six months ended March 31, 2026, there was no material change in the items we measure and record at fair value on a recurring basis. Additionally, there were no transfers between levels of the fair value hierarchy for the six months ended March 31, 2026.

Advertising

Advertising expense was $14,000 and $10,000 for the three months ended March 31, 2026 and 2025, respectively. Advertising expense was $21,000 and $20,000 for the six months ended March 31, 2026 and 2025, respectively.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements

March 31, 2026

Recent Accounting Pronouncements Issued But Not Yet Adopted

ASU 2025-12 Codification Improvements

In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 makes thirty-three incremental improvements to generally accepted accounting principles. ASU 2025-12 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of ASU2025-12 on its financial statements and related disclosures.

ASU 2025-11 Interim Reporting

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 is intended to improve the navigability of required interim disclosures and clarify when that guidance is applicable, and also to provide additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15,2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and related disclosures.

ASU 2024-03 Expense Disaggregation

In November 2024, the FASB issued ASU No. 2024-03,

Income Statement -Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires additional disclosures about the nature of expenses included in the income statement such as purchases of inventory, employee compensation and depreciation. ASU 2024-03 is effective for public business entities for annual periods beginning after December15, 2026 and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

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

Note 3: Balance Sheet Components

Property and Equipment

At March 31, 2026 and September 30, 2025, property and equipment include the following:

	March 31,	September 30,
	2026	2025
	(unaudited)
Land	$11,609,000	$11,609,000
Building and resort improvements	13,677,000	13,531,000
Furniture, fixtures and equipment	1,113,000	1,105,000
Transportation equipment	1,176,000	1,092,000
Operating lease right-of-use asset	85,000	85,000
Construction in progress	221,000	171,000
	27,881,000	27,593,000
Less accumulated depreciation and amortization	(11,308,000)	(11,005,000)
	$16,573,000	$16,588,000

Transportation equipment includes assets under finance leases. Refer to Note 5 for additional information.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements

March 31, 2026

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include trade payables, tourism taxes payable, property taxes payable, and other liabilities. The following table summarizes accounts payable and accrued liabilities as of March 31, 2026 and September 30, 2025:

	March 31,	September 30,
	2026	2025
	(unaudited)
Trade accounts payable	$67,000	$111,000
Accrued expenses	75,000	127,000
Tourism taxes payable	92,000	82,000
Property taxes payable	-	68,000
Other	71,000	62,000
	$305,000	$450,000

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

Note 4: Financing Transactions

Line of Credit

On April 6, 2026, the Company entered into a revolving line of credit with Columbia Bank for $500,000, expiring April 1, 2027. Previously, the Company had a revolving line of credit with Columbia Bank that expired April 1, 2026. There was no outstanding balance on the prior line of credit as of March 31, 2026 or September 30, 2025.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements

March 31, 2026

Note 5: Leases

The Company has both finance and operating leases. Finance leases are primarily for transportation equipment and are generally 60-84 months in duration with maturities through September 2032. The Company's one operating lease is for a storage lot and has a maturity date in June 2026.

The following table summarizes the future minimum payments under lease liabilities as of March 31, 2026:

For the Fiscal Year Ending September 30,	Finance Leases	Operating Lease
2026 (6 months)	$101,000	$8,000
2027	199,000	-
2028	199,000	-
2029	176,000	-
2030	106,000	-
Thereafter	132,000	-
Total future minimum payments	913,000	8,000
Less amount representing interest	(212,000)	-
Total lease obligations	701,000	8,000
Less current portion of lease obligations	(128,000)	(8,000)
Lease obligations, net of current portion	$573,000	$-

The following table summarizes the components of the lease cost for the three and six months ended March 31, 2026 and 2025 (unaudited):

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$42,000	$33,000	$83,000	$67,000
Interest on lease liabilities	21,000	18,000	41,000	35,000
Total finance lease cost	$63,000	$51,000	$124,000	$102,000

Operating lease cost	$11,000	$11,000	$21,000	$25,000

Supplemental balance sheet information related to leases as of March 31, 2026 and September 30, 2025 is as follows:

	March 31,	September 30,
	2026	2025
	(unaudited)

Right-of-use assets, gross	$895,000	$784,000
Accumulated amortization	(267,000)	(184,000)
Net asset value included in property and equipment, net	$628,000	$600,000

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements

March 31, 2026

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate as of March 31, 2026 and September 30, 2025:

	March 31,	September 30,
	2026	2026
	(unaudited)
Weighted-average remaining lease term
Finance leases	4.9 years	5.0 years
Operating lease	0.2 years	0.75 years

Weighted-average discount rate
Finance leases	11.3%	11.4%
Operating lease	12.0%	12.0%

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

For the Fiscal Year Ending September 30,
2026 (6 months)	$90,000
2027	162,000
2028	148,000
2029	150,000
2030	150,000
Thereafter	480,000
$1,180,000

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

March 31, 2026

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

Note 9: Employee Retirement Plans

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company's matching portion of the 401(k) safe harbor plan was $16,000 and $20,000 for the three months ended March 31, 2026 and 2025, respectively, and $34,000 and $38,000 for the six months ended March 31, 2026 and 2025, respectively.

Note 10: Subsequent Events

Events subsequent to March 31, 2026 have been evaluated through May 13, 2026, which is the date the financial statements were issued, and except as noted in Note 4, management did not identify any subsequent events that require adjustment or disclosure in the financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement on Forward Looking Information

The following analysis discusses the Company's financial condition as of March 31, 2026, compared with March 31, 2025. The discussion should be read in conjunction with the unaudited financial statements and the related notes to the financial statements included elsewhere in this Form 10-Q.

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

• Overview: A discussion of the Company's business operations.

• Liquidity and Capital Resources: An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and potential sources of liquidity.

• Results of Operations: An analysis and discussion of our financial results comparing our results of operations for the current fiscal year to the prior fiscal year, and of the prior fiscal year compared to the previous fiscal year.

• Critical Accounting Estimates: A discussion of the accounting estimates that we believe are most important to understand the assumptions and judgments incorporated in our reported financial results and forecasts, as well as recent accounting pronouncements that have had or are expected to have a material impact on our results of operations.

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

The outdoor hospitality industry continues to demonstrate resilience and appeal in the first half of FY2026. According to KOA's 2025 Camping & Outdoor Hospitality Report (the most recent comprehensive annual survey available), the sector remains strong overall, with camping participation having grown significantly over the past decade-including over 11 million additional households camping in 2024 compared to 2019. Looking ahead, the industry is stabilizing in 2025-2026, with projections for continued interest: around one million new households expected to try camping, 71-72% of campers planning trips, and many viewing it as a cost-effective travel option amid economic considerations. Key attractions of the outdoor experience include spending time in nature (emphasized by a majority of campers), access to classic amenities like fire pits and outdoor seating, and traditional camping accommodations in RVs or tents.

Private campgrounds, such as Pismo Coast Village Resort, remain a top choice for travelers seeking authentic and high-quality outdoor hospitality. In April 2026, Pismo Beach was named the #1 Best Small Coastal Town in the United States by USA TODAY 10 Best Readers' Choice Awards for the second consecutive year. The Company was awarded the Best of the Best Award from RV LIFE, recognizing it as among the top 25% of campgrounds and RV parks in North America stated to be based on authentic reviews from verified RVers-highlighting the Company's guest satisfaction, prime beachfront location, and commitment to excellence.

RV storage remains in demand and a primary revenue source for the Company. As of March 2026, the waitlist for new storage clients exceeds 300. To meet this demand, the Company is progressing with plans to develop an estimated 150-unit storage facility on a new 4.42-acre property in Nipomo. RV storage offers customers several advantages, including eliminating the stress of towing, reducing the need to own a tow vehicle, enabling shared use among family members, and providing added convenience.

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

Net cash provided by operating activities was approximately $1.5 million in the six months ended March 31, 2026, compared to $1.5 million in the same period of 2025. The increase in net cash provided by operating activities is due to the timing of customer deposits, which are generally required six months in advance, so significant deposits are received in the six months prior to the summer season.

Working capital was $10.6 million and $10.5 million at the end of March 31, 2026 and September 30, 2025, respectively.

The Company plans approximately $1.8 million of additional capital expenditures in fiscal year 2026 to further enhance the Resort facilities and services. The most significant capital project is development of the 4.42-acre property in Nipomo for RV Storage. In addition, the Company re-graveled additional campsites during the quarter ended March 31, 2026 and plans to repair the asphalt on Resort roads as part of its ongoing facility maintenance programs. Funding for these projects is expected to come from normal operating cash flows and cash reserves. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

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

Results of Operations

The Company's revenue streams originate primarily from three sources: (a) RV camping site rentals, (b) RV storage & towing fees, and (c) retail sales through a general store. In addition, the Company generates revenue from leases of real property, such as a RV repair facility and cell towers on our real property and from other ancillary services, such as the restaurant, arcade and laundromat.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

	Three months ended March 31,
	2026		2025
RV camping site rentals	$1,488,000	67%	$1,246,000	64%
RV storage and towing fees	504,000	23%	481,000	24%
Retail store sales	140,000	6%	140,000	7%
Property lease income	52,000	2%	57,000	3%
Other ancillary services	39,000	2%	42,000	2%
	$2,223,000	100%	$1,966,000	100%

Overall, total revenue was higher in the three months ended March 31, 2026 compared to the same period of 2025 primarily due to site rental rate increases in November 2025 (a $257,000 or 13% increase).

RV camping site rental revenues increased $242,000 (or 19%) to $1,488,000 in the three months ended March 31, 2026 compared to $1,246,000 in the same period of 2025 primarily due to a $20 per night rate increase offset by the impact of 2% lower occupancy during 2026 than 2025. Occupancy was lower in 2026 than 2025 because of the timing of weekends and holidays during the calendar quarter and site maintenance being performed during the winter season.

	Three months ended March 31,
	2026		2025
Paid RV camping site nights	14,008	67%	14,571	68%
Unpaid shareholder nights	6,811	33%	6,747	32%
Total Occupancy	20,819	100%	21,318	100%

Occupancy %	58%		59%

Sites Not Occupied	15,181	42%	14,682	41%
Total Capacity	36,000		36,000

RV storage & towing fees increased $23,000 to $504,000 in the three months ended March 31, 2026 compared to $481,000 in the same period of 2025, due to a $5 per month rate increase effective January 2025 that was fully realized from annual storage payers in 2026 while our storage lots continued to be at full capacity and for fluctuations in occupancy that impact towing fees.

Retail store revenues were flat at $140,000 in the three months ended March 31, 2026 compared to $140,000 in the same period of 2025 due to the offsetting impact of lower occupancy and seasonal sales incentives for slow moving product. The company strives to maintain consistent pricing, which leads to moderate margins for staples such as groceries, ice, wood, and RV parts; however some upward pricing occurred due to inflationary costs.

Property lease income, which is primarily associated with rental of the RV repair facilities, decreased $5,000 to $52,000 in the three months ended March 31, 2026 compared to $57,000 in same period of 2025 due to terminated leases in December 2025.

Operating expenses decreased $32,000 to $1,909,000 in the three months ended March 31, 2026 compared to $1,941,000 in same period of 2025. The decrease is primarily due the capitalization of $28,000 in labor costs associated with Site improvements.

Cost of goods sold increased $22,000 to $95,000 in the three months ended March 31, 2026 compared to $72,000 in the same period of 2025 primarily due to upward inflationary costs and the mix of products sold in the store.

Depreciation and amortization expense increased $15,000 to $155,000 in the three months ended March 31, 2026 compared to $140,000 in the same period of 2025 due primarily to depreciation on two new tow vehicles and new sewer pump equipment that were put in service between August and October 2025.

Other income and expense, net increased $1,000 to $83,000 in the three months ended March 31, 2026, compared to $82,000 in the same period of 2025, primarily because of additional interest on increased cash reserves, offset by decreased interest rates in 2026 compared to 2025.

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

Six months ended March 31, 2026 compared to the six months ended March 31, 2025

	Six months ended March 31,
	2026		2025
RV camping site rentals	$3,075,000	68%	$2,586,000	64%
RV storage and towing fees	1,003,000	22%	945,000	24%
Retail store sales	279,000	6%	290,000	7%
Property lease income	101,000	2%	114,000	3%
Other ancillary services	78,000	2%	84,000	2%
	$4,536,000	100%	$4,019,000	100%

Overall, total revenue increased in the six months ended March 31, 2026 compared to the same period of 2025 primarily due to site rental rate increases (a $517,000 or 13% increase).

RV camping site rental revenues increased $489,000 (or 19%) to $3,075,000 in the six months ended March 31, 2026 compared to $2,586,000 in the same period of 2025 primarily due to a $20 per night rate increase offset by the impact of 2% lower occupancy during 2026 than 2025. Occupancy was lower in 2026 than 2025 because of the timing of weekends and holidays during the calendar quarter and site maintenance being performed during the winter season.

	Six months ended March 31,
	2026		2025
Paid RV camping site nights	29,218	64%	30,492	66%
Unpaid shareholder nights	16,134	36%	15,916	34%
Total Occupancy	45,352	100%	46,408	100%

Occupancy %	62%		64%

Sites Not Occupied	27,448	38%	26,392	36%
Total Capacity	72,800		72,800

RV storage & towing fees increased $58,000 to $1,003,000 in the six months ended March 31, 2026 compared to $945,000 in the same period of 2025, due to a $5 per night rate increase effective January 2025 that was fully realized in 2026 while our storage lots continue to be at full capacity and for fluctuations in occupancy that impact towing fees.

Retail store revenues decreased $11,000 to $279,000 in the six months ended March 31, 2026 compared to $290,000 in the same period of 2025 due to the offsetting impact of lower occupancy and seasonal sales incentives for slow moving product. The company strives to maintain consistent pricing, which leads to moderate margins for staples such as groceries, ice, wood, and RV parts; however, some upward pricing occurred due to inflationary costs.

Property lease income, which is primarily associated with rental of the RV repair facilities, decreased $13,000 to $101,000 in the six months ended March 31, 2026 compared to $114,000 in same period of 2025 due to terminated leases in December 2025.

Operating expenses increased $111,000 to $4,052,000 in the six months ended March 31, 2026 compared to $3,942,000 in same period of 2025. The increase is primarily due a $167,000 increase in legal, HR, consulting, proxy voting and credit card service fees. These additional expenses were offset by a $46,000 decrease in electricity costs.

Cost of goods sold increased $40,000 to $188,000 in the six months ended March 31, 2026 compared to $148,000 in the same period of 2025 primarily due to upward inflationary cost of products and the mix of products sold in the store.

Depreciation and amortization expense increased $33,000 to $310,000 in the six months ended March 31, 2026 compared to $277,000 in the same period of 2025 due primarily to depreciation on two new tow vehicles that were put in service and new sewer pump equipment and between August and October 2025.

Other income and expense, net decreased $10,000 to $174,000 in the six months ended March 31, 2026, compared to $184,000 in the same period of 2025, primarily because of additional interest on increased cash reserves, offset by decreased interest rates in 2026 compared to 2025.

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

Revenue for the three months ended
	2026	2025	2024

March 31	$2,223,000	$1,966,000	$1,935,000
June 30		$2,911,000	$2,680,000
September 30		$3,152,000	$3,027,000
December 31		$2,313,000	$2,053,000

Paid Occupancy for the three months ended
	2026	2025	2024
March 31	14,008	14,571	14,958
June 30	-	19,800	20,339
September 30	-	22,128	22,914
December 31	-	15,210	15,921

Income (loss) from operations for the three months ended
	2026	2025	2024
March 31	$64,000	$(187,000)	$(13,000)
June 30		$810,000	$832,000
September 30		$483,000	$481,000
December 31		$(78,000)	$(161,000)

Occupancy during the three months ended March 31, 2026 was slightly less than the same period of 2025 due primarily to the timing of weekends and holidays. Revenue for the three months ended March 31, 2026 was higher than the same period of 2025, due primarily to the $20 per night site rate increases established November 2025. Income from operations for the three months ended March 31, 2026 increased compared to the same period of 2025 due primarily to increased site rate increases while costs and expenses as a whole were relatively flat.

Occupancy during the quarter ending June 30, 2026 is expected to be seasonally higher than the three months ended March 31, 2026, because it is spring, resulting in higher revenue and profitability.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 2, Significant Accounting Policies, in the Notes to Financial Statements of our 2025 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the six months ended March 31, 2026.

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

The material weakness that we identified is that we did not have sufficient qualified internal resources related to internal controls over financial reporting. To address this material weakness, we evaluated our ongoing staffing requirements. During November 2025 we appointed a new accounting manager and in September 2024 we retained an experienced part-time temporary controller consultant who has been responsible for reviewing our internal control processes. As of March 31, 2026, we conclude that we have not sufficiently remediated this control deficiency because the additional personnel have not been on board for a sufficient period of time.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (George Pappi, President and Chairman of the Board, and Chief Executive Officer/principal executive officer)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Barbara Boswell, Chief Financial Officer, principal financial officer, and principal accounting officer)

32.1	Certification Pursuant to 18 U. S. C. Subsection 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (George Pappi, President and Chairman of the Board, and Chief Executive Officer/principal executive officer and Barbara Boswell, Chief Financial Officer, principal financial officer, and principal accounting officer)

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PISMO COAST VILLAGE, INC.

(Registrant)

Date:	May 13, 2026

Signature:	/s/ GEORGE PAPPI
George Pappi, President, and Chairman of the Board (Chief Executive Officer/Principal executive officer)

Date:	May 13, 2026
Signature:	/s/ BARBARA BOSWELL
Barbara Boswell, V.P. Finance/Chief Financial Officer (Principal financial officer and principal accounting officer)