Form 10-Q
period 2026-06-30
PISMO COAST VILLAGE INC
filed 2026-08-13
CIK 216877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

___________________________________________________________________________________________
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
1,774

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Pismo Coast Village, Inc.
Balance Sheets
as of June 30, 2026 (unaudited) and September 30, 2025

	June 30,	September 30,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,347,000	$1,348,000
Cash reserved for capital improvements and deferred maintenance	13,449,000	11,935,000
Accounts receivable, net of allowance for credit losses of $37,000 and $29,000, respectively	39,000	35,000
Inventories, net	85,000	75,000
Prepaid income taxes	-	100,000
Prepaid expenses	562,000	448,000
Total current assets	15,482,000	13,941,000

Property and equipment, net	16,579,000	16,588,000

Total assets	$32,061,000	$30,529,000

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$396,000	$450,000
Accrued wages and related	81,000	295,000
Customer deposits	3,611,000	2,596,000
Current portion of operating lease obligation	53,000	31,000
Current portion of finance lease obligations	131,000	113,000
Total current liabilities	4,272,000	3,485,000

Long-term liabilities
Deferred income taxes	483,000	483,000
Building security deposits	20,000	25,000
Operating lease obligation, net of current portion	54,000	-
Finance lease obligations, net of current portion	539,000	539,000
Total liabilities	5,368,000	4,532,000

Stockholders' equity
Common stock - no par value, 1,800 shares authorized, 1,774 shares issued and outstanding	5,566,000	5,566,000
Retained earnings	21,127,000	20,431,000
Total stockholders' equity	26,693,000	25,997,000
Total liabilities and stockholders' equity	$32,061,000	$30,529,000

The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.
Statements of Comprehensive Income
for the Three and Nine Months Ended June 30, 2026 and 2025
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Revenue
Resort operations	$2,836,000	$2,639,000	$6,992,000	$6,254,000
Retail operations	205,000	214,000	485,000	504,000
Property lease income	49,000	58,000	149,000	172,000
Total revenue	3,090,000	2,911,000	7,626,000	6,930,000

Cost and expenses
Operating expenses	2,065,000	1,851,000	6,116,000	5,793,000
Cost of goods sold	132,000	110,000	321,000	258,000
Depreciation and amortization	151,000	140,000	461,000	417,000
Total cost and expenses	2,348,000	2,101,000	6,898,000	6,468,000

Income from operations	742,000	810,000	728,000	462,000

Other income and expense, net	100,000	103,000	274,000	287,000

Income before provision for income tax	842,000	913,000	1,002,000	749,000

Income tax provision	257,000	331,000	306,000	327,000

Net income	$585,000	$582,000	$696,000	$422,000

Weighted average shares (basic and diluted)	1,774	1,774	1,774	1,774

Net income per share (basic and diluted)	$330	$328	$392	$238

Net income	$585,000	$582,000	$696,000	$422,000

Other comprehensive income
Change in unearned gain on investments				(6,000)
Comprehensive income	$585,000	$582,000	$696,000	$416,000

Total comprehensive income per share	$330	$328	$392	$234

The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.
Statements of Changes in Stockholders' Equity & Accumulated Other Comprehensive Income
for the Nine Months Ended June 30, 2026 and 2025
(unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance - September 30, 2024	1,774	$5,566,000	$19,523,000	$6,000	$25,095,000

Net income	-	-	422,000	-	422,000

Other comprehensive loss	-	-	-	(6,000)	(6,000)

Balance - June 30, 2025	1,774	$5,566,000	$19,945,000	$-	$25,511,000

Balance - September 30, 2025	1,774	$5,566,000	$20,431,000	$-	$25,997,000

Net income	-	-	696,000	-	696,000

Other comprehensive income	-	-	-	-	-

Balance - June 30, 2026	1,774	$5,566,000	$21,127,000	$-	$26,693,000

The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.
Statements of Cash Flows
for the Nine Months Ended June 30, 2026 and 2025
(unaudited)

	Nine months ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$696,000	$422,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	461,000	417,000
Amortization of operating lease right-of-use asset	35,000	32,000
Other non-cash expenses	12,000	21,000
Changes in operating assets and liabilities:
Accounts receivable	(4,000)	5,000
Inventories	(10,000)	(29,000)
Prepaid income taxes	100,000	277,000
Prepaid expenses	(114,000)	(132,000)
Accounts payable and accrued liabilities	(54,000)	(27,000)
Accrued wages and related	(214,000)	(212,000)
Customer deposits	1,010,000	1,150,000
Operating lease liabilities	(34,000)	(33,000)
Net cash provided by operating activities	1,884,000	1,891,000

Cash flows from investing activities
Capital expenditures	(278,000)	(181,000)
Redemption (purchase) of investments, net	-	1,092,000
Net cash provided by (used in) investing activities	(278,000)	911,000

Cash flows from financing activities
Principal payments on finance lease obligations	(93,000)	(84,000)
Principal payments on notes payable	-	(210,000)
Net cash used in financing activities	(93,000)	(294,000)

Net increase in cash and cash equivalents	1,513,000	2,508,000

Cash and cash equivalents - beginning of period	13,283,000	10,786,000

Cash and cash equivalents - end of period	$14,796,000	$13,294,000

Reconciliation of Cash and Cash Equivalents Per Balance Sheets:
Cash and equivalents	1,347,000	1,593,000
Cash reserved for capital improvements	13,449,000	11,701,000
Cash and cash equivalents per statement of cash flows	$14,796,000	$13,294,000

Schedule of payments of interest and taxes
Cash paid for income tax	$165,000	$-
Cash paid for interest	$60,000	$17,000

Supplemental schedule of non-cash investing and financing activities
Operating lease assets and liabilities recognized during the period	$110,000	$-
Assets acquired under finance leases	$111,000	$-

 The accompanying notes are an integral part of these (unaudited) financial statements.

Pismo Coast Village, Inc.
Notes to Unaudited Financial Statements
June 30, 2026

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

In the opinion of management, the unaudited Financial Statements contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of our financial position and results of operations for the interim periods. The results of operations for the three and nine months ended June 30, 2026 are not necessarily indicative of the results expected for the entire fiscal year.

These unaudited Financial Statements should be read in conjunction with the audited Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements

June 30, 2026

Seasonality

The Company's business is seasonal in nature with the three months ending September 30, the summer, being its busiest quarter, as can be seen by the following table which depicts quarterly revenue and income (loss) from operations for the past ten quarters:

Revenue for the three months ended

	2026	2025	2024
March 31	$2,223,000	$1,966,000	$1,935,000
June 30	$3,090,000	$2,911,000	$2,680,000
September 30		$3,152,000	$3,027,000
December 31		$2,313,000	$2,053,000

Income (loss) from operations for the three months ended

	2026	2025	2024
March 31	$64,000	$(187,000)	$(13,000)
June 30	$742,000	$810,000	$832,000
September 30		$483,000	$481,000
December 31		$(78,000)	$(161,000)

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

Note 2: Significant Accounting Policies

During the nine months ended June 30, 2026, there have been no changes in our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Disaggregation of Revenue

The following table summarizes disaggregated revenue totals and percentages of revenue for the three and nine months ended June 30, 2026 and 2025 (unaudited):

	Three months ended June 30,				Nine months ended June 30,
	2026		2025		2026		2025
RV camping site rentals	$2,245,000	73%	$2,041,000	70%	$5,320,000	70%	$4,627,000	67%
RV storage and towing fees	526,000	17%	535,000	19%	1,528,000	20%	1,479,000	21%
Retail store sales	205,000	7%	214,000	7%	485,000	6%	504,000	7%
Property lease income	49,000	1%	58,000	2%	149,000	2%	172,000	3%
Other ancillary services	65,000	2%	63,000	2%	144,000	2%	148,000	2%
	$3,090,000	100%	$2,911,000	100%	$7,626,000	100%	$6,930,000	100%

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements

June 30, 2026

Tourism Taxes

As of June 30, 2026 and September 30, 2025, the Company had $132,000 and $82,000 in Transient Occupancy Taxes (TOT) and Tourism Business Improvement District (TBID) assessments due to the City of Pismo Beach and the County of San Luis Obispo included in accrued liabilities on the Balance Sheets, respectively.

Concentration of Credit Risk

The Company maintains its cash at several commercial banks in the United States and has significantly more cash and cash equivalents than would be covered by Federal Deposit Insurance Corporation ("FDIC") insurance with one bank. To ensure that cash remains protected by FDIC insurance, the Company has placed its Cash Reserved for Capital Improvements and Deferred Maintenance in a Certificate of Deposit Account Registry Service ("CDARS") account. By using a CDARS account, the Company's large deposits are divided into smaller amounts and placed with multiple FDIC insured banks that are members of the CDARS network. Each member bank issues CDs in amounts under $250,000, so that the entire deposit balance is eligible for FDIC insurance.

The Company keeps day-to-day operating cash with a single bank in a non-CDARS account. Due to large fluctuations in operating cash from timing of customer deposits and vendor payments, there may be times when the amount of operating cash is above the $250,000 FDIC threshold. At both June 30, 2026 and September 30, 2025, the operating account balance was fully insured because it was less than the FDIC threshold.

Fair Value Measurements

Our financial assets and liabilities consist principally of cash, cash equivalents, accounts receivable, accounts payable, and rental deposits, and are reported at fair value.

The Company had no US Treasury instruments with an original maturity longer than three months as of June, 2026 or 2025.

During the nine months ended June 30, 2026, there was no material change in the items we measure and record at fair value on a recurring basis. Additionally, there were no transfers between levels of the fair value hierarchy for the nine months ended June 30, 2026.

Advertising

Advertising expense was $11,000 and $10,000 for the three months ended June 30, 2026 and 2025, respectively. Advertising expense was $32,000 and $30,000 for the nine months ended June 30, 2026 and 2025, respectively.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements

June 30, 2026

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

ASU 2024-03 Expense Disaggregation

In November 2024, the FASB issued ASU No. 2024-03, Income Statement Reporting-Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires additional disclosures about the nature of expenses included in the income statement such as purchases of inventory, employee compensation and depreciation. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026 and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

Note 3: Balance Sheet Components

Property and Equipment

At June 30, 2026 and September 30, 2025, property and equipment include the following:

	June 30,	September 30,
	2026	2025
	(unaudited)
Land	$11,609,000	$11,609,000
Building and resort improvements	13,677,000	13,531,000
Furniture, fixtures and equipment	1,158,000	1,105,000
Transportation equipment	1,125,000	1,092,000
Operating lease right-of-use asset	110,000	85,000
Construction in progress	232,000	171,000
	27,911,000	27,593,000
Less accumulated depreciation and amortization	(11,332,000)	(11,005,000)
	$16,579,000	$16,588,000

Transportation equipment includes assets under finance leases. Refer to Note 5 for additional information.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements

June 30, 2026

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include trade payables, tourism taxes payable, property taxes payable, and other liabilities. The following table summarizes accounts payable and accrued liabilities as of June 30, 2026 and September 30, 2025:

	June 30,	September 30,
	2026	2025
	(unaudited)
Trade accounts payable	$41,000	$111,000
Accrued expenses	108,000	127,000
Tourism taxes payable	132,000	82,000
Income taxes payable	44,000	-
Property taxes payable	-	68,000
Other	71,000	62,000
	$396,000	$450,000

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

Note 4: Financing Transactions

Line of Credit

On April 6, 2026, the Company entered into a revolving line of credit with Columbia Bank for $500,000, expiring April 1, 2027. Previously, the Company had a revolving line of credit with Columbia Bank that expired April 1, 2026. There was no outstanding balance on the prior line of credit as of June 30, 2026 or September 30, 2025.

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements

June 30, 2026

Note 5: Leases

The Company has both finance and operating leases. Finance leases are primarily for transportation equipment and are generally 60-84 months in duration with maturities through September 2032. The Company's one operating lease is for a storage lot and has a duration of 24 months.

The following table summarizes the future minimum payments under lease liabilities as of June 30, 2026:

For the Fiscal Year Ending September 30,	Finance Leases	Operating Lease
2026 (3 months)	$50,000	$15,000
2027	199,000	62,000
2028	199,000	41,000
2029	176,000	-
2030	106,000	-
Thereafter	133,000	-
Total future minimum payments	863,000	118,000
Less amount representing interest	(193,000)	(11,000)
Total lease obligations	670,000	107,000
Less current portion of lease obligations	(131,000)	(53,000)
Lease obligations, net of current portion	$539,000	$54,000

The following table summarizes the components of the lease cost for the three and nine months ended June 30, 2026 and 2025 (unaudited):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$41,000	$34,000	$124,000	$101,000
Interest on lease liabilities	19,000	17,000	60,000	52,000
Total finance lease cost	$60,000	$51,000	$184,000	$153,000

Operating lease cost	$14,000	$11,000	$35,000	$36,000

Supplemental balance sheet information related to leases as of June 30, 2026 and September 30, 2025 is as follows:

	June 30,	September 30,
	2026	2025
	(unaudited)
Right-of-use assets, gross	$895,000	$784,000
Accumulated amortization	(308,000)	(184,000)
Net asset value included in property and equipment, net	$587,000	$600,000

Pismo Coast Village, Inc.

Notes to Unaudited Financial Statements

June 30, 2026

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate as of June 30, 2026 and September 30, 2025:

	June 30,	September 30,
	2026	2025
	(unaudited)
Weighted-average remaining lease term
Finance leases	4.7 years	5.0 years
Operating lease	1.9 years	0.75 years

Weighted-average discount rate
Finance leases	11.3%	11.4%
Operating lease	12.0%	12.0%

Note 6: Property Leases - Lessor

The Company is the lessor on various property leases, which currently represent approximately $15,000 in monthly income and extend over periods through 2038. These leases relate to one building, as well as several cell towers and a billboard on our storage properties. The leases have durations ranging from two to twenty years and are generally renewable for additional five-year durations. The following table summarizes the future minimum operating lease income under these leases:

For the Fiscal Year Ending September 30,
2026 (3 months)	$46,000
2027	162,000
2028	148,000
2029	150,000
2030	150,000
Thereafter	480,000
$1,136,000

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

June 30, 2026

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

Note 9: Employee Retirement Plans

The Company is the sponsor of a 401(k) profit sharing pension plan, which covers substantially all full-time employees. Employer contributions are discretionary and are determined on an annual basis. The Company's matching portion of the 401(k) safe harbor plan was $18,000 and $19,000 for the three months ended June 30, 2026 and 2025, respectively, and $52,000 and $57,000 for the nine months ended June 30, 2026 and 2025, respectively.

Note 10: Subsequent Events

Events subsequent to June 30, 2026 have been evaluated through August 13, 2026, which is the date the financial statements were issued. Management did not identify any subsequent events that require adjustment or disclosure in the financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement on Forward Looking Information

The following analysis discusses the Company's financial condition as of June 30, 2026, compared with June 30, 2025. The discussion should be read in conjunction with the unaudited financial statements and the related notes to the financial statements included elsewhere in this Form 10-Q.

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

Management's Discussion and Analy sis of Financial Condition and Results of Operations

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

The outdoor hospitality industry continues to demonstrate resilience and appeal in the first nine months of FY2026. According to KOA's 2025 Camping & Outdoor Hospitality Report (the most recent comprehensive annual survey available), the sector remains strong overall, with camping participation having grown significantly over the past decade-including over 11 million additional households camping in 2024 compared to 2019. Looking ahead, the industry is stabilizing in 2025-2026, with projections for continued interest: around one million new households expected to try camping, 71-72% of campers planning trips, and many viewing it as a cost-effective travel option amid economic considerations. Key attractions of the outdoor experience include spending time in nature (emphasized by a majority of campers), access to classic amenities like fire pits and outdoor seating, and traditional camping accommodations in RVs or tents.

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

RV storage remains in demand and a primary revenue source for the Company. As of June 2026, the waitlist for new storage clients exceeds 300. To meet this demand, the Company is progressing with plans to develop an estimated 150-unit storage facility on a new 4.42-acre property in Nipomo. RV storage offers customers several advantages, including eliminating the stress of towing, reducing the need to own a tow vehicle, enabling shared use among family members, and providing added convenience.

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

Net cash provided by operating activities was approximately $1,884,000 in the nine months ended June 30, 2026, compared to approximately $1,891,000 in the same period of 2025. Working capital was $11,210,000 and $10,456,000 at the end of June 30, 2026 and September 30, 2025, respectively.

The Company plans approximately $1,900,000 of additional capital expenditures in fiscal year 2026 to further enhance the Resort facilities and services. The most significant capital project is development of the 4.42-acre property in Nipomo for RV Storage. In addition, the Company remodeled its sales office into an additional accounting office during the quarter ended June 30, 2026 and plans to repair the asphalt on Resort roads as part of its ongoing facility maintenance programs. Funding for these projects is expected to come from normal operating cash flows and cash reserves. These capital expenditures are expected to increase the Resort's value to its shareholders and the general public.

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

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

	Three months ended June 30,
	2026		2025
RV camping site rentals	$2,245,000	73%	$2,041,000	70%
RV storage and towing fees	526,000	17%	535,000	19%
Retail store sales	205,000	7%	214,000	7%
Property lease income	49,000	1%	58,000	2%
Other ancillary services	65,000	2%	63,000	2%
	$3,090,000	100%	$2,911,000	100%

Overall, total revenue was higher in the three months ended June 30, 2026 compared to the same period of 2025 primarily due to site rental rate increases in November 2025 (a $179,000 or 6% increase).

RV camping site rental revenues increased $204,000 (or 10%) to $2,245,000 in the three months ended June 30, 2026 compared to $2,041,000 in the same period of 2025 primarily due to a $20 per night rate increase offset by the impact of 2% lower occupancy during 2026 than 2025. Occupancy was lower in 2026 than 2025 because of the timing of weekends, academic schedules, and holidays during the calendar.

	Three months ended June 30,
	2026		2025
Paid RV camping site nights	18,542	73%	19,800	75%
Unpaid shareholder nights	7,029	27%	6,764	25%
Total Occupancy	25,571	100%	26,564	100%

Occupancy %	70%		73%

Sites Not Occupied	10,829	30%	9,836	27%
Total Capacity	36,400		36,400

RV storage & towing fees decreased $9,000 to $526,000 in the three months ended June 30, 2026 compared to $535,000 in the same period of 2025 due to slightly lower occupancy during the period that impacted towing fees.

Retail store revenues decreased $9,000 to $205,000 in the three months ended June 30, 2026 compared to $214,000 in the same period of 2025 due to the offsetting impact of lower occupancy and seasonal sales incentives for slow moving product. The company strives to maintain consistent pricing, which leads to moderate margins for staples such as groceries, ice, wood, and RV parts; however some upward pricing occurred due to inflationary costs.

Property lease income, which is primarily associated with rental of the RV repair facilities, decreased $9,000 to $49,000 in the three months ended June 30, 2026 compared to $58,000 in same period of 2025 due to breach and subsequent termination of two separate leases by the same tenant for different locations, one in 2025 and one in 2026.

Operating expenses increased $214,000 to $2,065,000 in the three months ended June 30, 2026 compared to $1,851,000 in same period of 2025. The increase is primarily due to a $70,000 increase in employee compensation and related costs, a $56,000 increase in resort-related costs such as landscaping and vehicle expense, a $40,000 increase in legal costs associated with historical employment-related matters, and a $45,000 increase in general and administrative costs.

Cost of goods sold increased $22,000 to $132,000 in the three months ended June 30, 2026 compared to $110,000 in the same period of 2025 primarily due to upward inflationary costs and the mix of products sold in the store.

Depreciation and amortization expense increased $11,000 to $151,000 in the three months ended June 30, 2026 compared to $140,000 in the same period of 2025 due primarily to depreciation on two new tow vehicles and sewer pump equipment placed in service between August and October 2025 as well as new pool heating and office equipment placed into service during April and May 2026.

Other income and expense, net decreased $3,000 to $100,000 in the three months ended June 30, 2026, compared to $103,000 in the same period of 2025, primarily because of additional interest on increased cash reserves, offset by decreased interest rates in 2026 compared to 2025.

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

Nine months ended June 30, 2026 compared to the nine months ended June 30, 2025

	Nine months ended June 30,
	2026		2025
RV camping site rentals	$5,320,000	70%	$4,627,000	67%
RV storage and towing fees	1,528,000	20%	1,479,000	21%
Retail store sales	485,000	6%	504,000	7%
Property lease income	149,000	2%	172,000	3%
Other ancillary services	144,000	2%	148,000	2%
	$7,626,000	100%	$6,930,000	100%

Overall, total revenue increased in the nine months ended June 30, 2026 compared to the same period of 2025 primarily due to site rental rate increases (a $696,000 or 10% increase).

RV camping site rental revenues increased $693,000 (or 15%) to $5,320,000 in the nine months ended June 30, 2026 compared to $4,627,000 in the same period of 2025 primarily due to a $20 per night rate increase offset by the impact of 2% lower occupancy during 2026 than 2025. Occupancy was lower in 2026 than 2025 because of the timing of weekends, academic schedules, and holidays during the calendar quarter.

	Nine months ended June 30,
	2026		2025
Paid RV camping site nights	47,760	67%	50,292	69%
Unpaid shareholder nights	23,163	33%	22,680	31%
Total Occupancy	70,923	100%	72,972	100%

Occupancy %	65%		67%

Sites Not Occupied	38,277	35%	36,228	33%
Total Capacity	109,200		109,200

RV storage & towing fees increased $49,000 to $1,528,000 in the nine months ended June 30, 2026 compared to $1,479,000 in the same period of 2025 due to a $5 per month rate increase effective January 2025 that was fully realized starting in January 2026 for clients that are billed annually. RV storage lots remained at full capacity at period end.

Retail store revenues decreased $19,000 to $485,000 in the nine months ended June 30, 2026 compared to $504,000 in the same period of 2025 due to the offsetting impact of lower occupancy and seasonal sales incentives for slow moving product. The company strives to maintain consistent pricing, which leads to moderate margins for staples such as groceries, ice, wood, and RV parts; however, some upward pricing occurred due to inflationary costs.

Property lease income, which is primarily associated with rental of the RV repair facilities, decreased $23,000 to $149,000 in the nine months ended June 30, 2026 compared to $172,000 in same period of 2025 due to breach and subsequent termination of two separate leases by the same tenant for different locations, one in 2025 and one in 2026.

Operating expenses increased $323,000 to $6,116,000 in the nine months ended June 30, 2026 compared to $5,793,000 in same period of 2025. The increase is primarily due a $203,000 increase in legal, consulting, and general and administrative expenses, along with a $102,000 increase in employee-related expenses and $18,000 increase in resort-related costs.

Cost of goods sold increased $63,000 to $321,000 in the nine months ended June 30, 2026 compared to $258,000 in the same period of 2025 primarily due to upward inflationary cost of products and the mix of products sold in the store.

Depreciation and amortization expense increased $44,000 to $461,000 in the nine months ended June 30, 2026 compared to $417,000 in the same period of 2025 due primarily to depreciation on two new tow vehicles and sewer pump equipment placed in service between August and October 2025 as well as new pool heating and office equipment placed into service during April and May 2026.

Other income and expense, net decreased $13,000 to $274,000 in the nine months ended June 30, 2026, compared to $287,000 in the same period of 2025, primarily because of additional interest on increased cash reserves, offset by decreased interest rates in 2026 compared to 2025.

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

Occupancy is impacted by weather patterns, as demand decreases during the rainy season and also in years with more rain. Additionally, occupancy within any particular quarter is impacted by the timing of weekends and holidays within that calendar quarter. Due the seasonal impact, fall and winter months derive less revenue and profit than the rest of the year. Revenue, paid occupancy and income (loss) from operations for the past ten quarters were as follows:

Revenue for the three months ended
	2026	2025	2024
March 31	$2,223,000	$1,966,000	$1,935,000
June 30	$3,090,000	$2,911,000	$2,680,000
September 30		$3,152,000	$3,027,000
December 31		$2,313,000	$2,053,000

Paid Occupancy for the three months ended
	2026	2025	2024
March 31	14,008	14,571	14,958
June 30	18,542	19,800	20,339
September 30		22,128	22,914
December 31		15,210	15,921

Income (loss) from operations for the three months ended
	2026	2025	2024
March 31	$64,000	$(187,000)	$(13,000)
June 30	$742,000	$810,000	$832,000
September 30		$483,000	$481,000
December 31		$(78,000)	$(161,000)

Occupancy during the three months ended June 30, 2026 was slightly less than the same period of 2025 due primarily to the timing of weekends, academic schedules, and holidays. Revenue for the three months ended June 30, 2026 was higher than the same period of 2025, due primarily to the $20 per night site rate increases established November 2025. Income from operations for the three months ended June 30, 2026 decreased compared to the same period of 2025 due to increasing revenue offset by increasing costs and expenses primarily associated with an increase in legal, HR, consulting, and employee-related costs.

Occupancy during the quarter ending September 30, 2026 is expected to be seasonally higher than the three months ended June 30, 2026, because it includes the beginning of the summer, resulting in higher revenue and profitability.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Financial Statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 2, Significant Accounting Policies, in the Notes to Financial Statements of our 2025 Annual Report on Form 10-K. There were no changes to our significant accounting policies during the nine months ended June 30, 2026.

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

The material weakness that we identified is that we did not have sufficient qualified internal resources related to internal controls over financial reporting. To address this material weakness, we evaluated our ongoing staffing requirements. During November 2025 we appointed a new accounting manager and in September 2024 we retained an experienced part-time temporary controller consultant who has been responsible for reviewing our internal control processes. As of June 30, 2026, we conclude that we have not sufficiently remediated this control deficiency because the additional personnel have not been on board for a sufficient period of time.

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

Date: August 13, 2026

Signature:          /s/ GEORGE PAPPI
                          George Pappi, President, and Chairman of the Board
                          (Chief Executive Officer/Principal executive officer)

Date:                  August 13, 2026

Signature:          /s/ BARBARA BOSWELL
                          Barbara Boswell, V.P. Finance/Chief Financial Officer
                          (Principal financial officer and principal accounting officer)